Form 10-Q
period 1996-03-31
TRANSPRO INC
filed 1996-05-13
CIK 948844

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13894

                                 TRANSPRO, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                        34-1807383
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                  100 Gando Drive, New Haven, Connecticut 06513
          (Address of principal executive offices, including zip code)

                                 (203) 401-6450
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of April 30, 1996 was 6,589,936, $.01 par value.

Exhibit Index is on page 12 of this report.

================================================================================

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------

PART I.                   FINANCIAL INFORMATION

               Item 1.    Financial Statements

                          Consolidated Statements of Income for the quarters ended March 31, 1996
                              and 1995                                                                         3

                          Condensed Consolidated Balance Sheets at March 31, 1996 and
                              December 31, 1995                                                                4

                          Condensed Consolidated Statements of Cash Flows for the three-month
                              periods ended March 31, 1996 and 1995                                            5

                          Notes to Condensed Consolidated Financial Statements                                 6

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                          of Operations                                                                        8

PART II.                  OTHER INFORMATION

               Item 4.    Submission of Matters to a Vote of Security Holders                                 12

               Item 6.    Listing of Exhibits and Reports on Form 8-K                                         12

               Signatures                                                                                     13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TRANSPRO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   1996          1995
                                                   ------------------
SALES                                            $ 58,338      $ 33,495
COST OF SALES                                      44,511        27,131
                                                 --------      --------
GROSS MARGIN                                       13,827         6,364
SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                         9,887         1,910
RESTRUCTURING COSTS                                 1,021          ----
                                                 --------      --------
INCOME FROM OPERATIONS                              2,919         4,454
EQUITY IN LOSS OF GDI                                ----           (33)
INTEREST EXPENSE                                     (778)         (214)
INTEREST INCOME                                         9           129
                                                 --------      --------
INCOME BEFORE TAXES                                 2,150         4,336
PROVISION FOR INCOME TAXES                            860         1,756
                                                 --------      --------
NET INCOME                                       $  1,290      $  2,580
                                                 ========      ========

EARNINGS PER COMMON SHARE                        $    .20      $    .39
                                                 ========      ========

CASH DIVIDENDS PER COMMON SHARE                  $    .05          ----
                                                 ========      ========

AVERAGE COMMON SHARES
    OUTSTANDING                                     6,609         6,621
                                                 ========      ========

        The accompanying notes are an integral part of these statements.

The EPS calculations presented for 1995 are for comparative purposes only as common shares were not issued until October 1995. The amount of shares issued in the spin-off were assumed to be outstanding for the 1995 period.

The EPS effect of the restructuring costs is $.09 during the first quarter of 1996.

                                 TRANSPRO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

                                                                                 MARCH 31,                DECEMBER 31,
                                  ASSETS                                           1996                       1995
                                                                                 ---------                ------------
                                                                                (unaudited)

Current assets:
     Accounts receivable  (less allowances of $3,180 and $3,059)                 $  36,399                  $  35,692
     Inventories:
         Raw materials                                                              13,536                     11,943
         Work in process                                                             8,302                      8,512
         Finished goods                                                             33,860                     31,086
                                                                                 ---------                  ---------
              Total inventories                                                     55,698                     51,541
                                                                                 ---------                  ---------
     Deferred income tax benefit                                                     6,242                      6,338
     Other current assets                                                            1,393                      1,588
                                                                                 ---------                  ---------
Total current assets                                                                99,732                     95,159
                                                                                 ---------                  ---------
Property, plant and equipment                                                       81,874                     80,554
Less accumulated depreciation                                                       45,195                     43,603
                                                                                 ---------                  ---------
Net property, plant and equipment                                                   36,679                     36,951
                                                                                 ---------                  ---------
Deferred start-up costs                                                              2,244                      2,505
Other assets                                                                         4,732                      5,103
                                                                                 ---------                  ---------
Total assets                                                                     $ 143,387                  $ 139,718
                                                                                 =========                  =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of long-term obligations               $   5,200                  $   6,450
     Accrued insurance                                                               6,568                      6,820
     Accrued salaries and wages                                                      4,135                      5,688
     Accounts payable                                                               11,428                     12,573
     Accrued taxes                                                                   1,630                      2,667
     Accrued expenses                                                                9,791                      7,706
                                                                                 ---------                  ---------
Total current liabilities                                                           38,752                     41,904
                                                                                 ---------                  ---------
Long-term liabilities:
     Long-term debt                                                                 40,613                     34,396
     Retirement and postretirement obligations                                       7,001                      7,155
     Deferred income taxes                                                           3,601                      3,718
     Other liabilities                                                               1,397                      1,442
                                                                                 ---------                  ---------
Total liabilities                                                                   91,364                     88,615
                                                                                 ---------                  ---------

Stockholders' equity:
     Common stock, $.01 par value:                                                      66                         67
         Authorized 17,500,000 shares; issued 6,652,077 shares at
         March 31, 1996 and 6,686,743 shares at December 31, 1995
     Preferred stock, $.01 par value:                                                 ----                       ----
         Authorized 2,500,000 shares; none issued at March 31, 1996
     Unearned compensation                                                            (402)                      (806)
     Paid-in capital                                                                52,043                     52,445
     Retained earnings                                                               1,889                        928
     Translation adjustment                                                           (153)                      (111)
     Adjustment for minimum pension liability                                       (1,420)                    (1,420)
                                                                                 ---------                  ---------
Total stockholders' equity                                                          52,023                     51,103
                                                                                 ---------                  ---------
Total liabilities and stockholders' equity                                       $ 143,387                  $ 139,718
                                                                                 =========                  =========

The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(amounts in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                            1996      1995
                                                                                           ------    ------
Cash flows from operating activities:
     Net income                                                                           $ 1,290   $ 2,580
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                      1,657       775
         Amortization of deferred start-up costs                                              261       291
         Joint venture loss                                                                  ----        33
     Change in:
         Accounts receivable                                                                 (707)   (1,013)
         Inventory                                                                         (4,157)      805
         Accounts payable                                                                  (1,145)      774
         Accrued expenses                                                                    (755)      339
         Other                                                                                322       (14)
                                                                                          -------   -------
Cash provided by (used in) operating activities                                            (3,234)    4,570
                                                                                          -------   -------
Cash flows from investing activities:
     Capital expenditures                                                                  (1,388)     (472)
     Sales and retirements of fixed assets                                                      3      ----
                                                                                          -------   -------
Cash used in investing activities                                                          (1,385)     (472)
                                                                                          -------   -------
Cash flows from financing activities:
     Dividends paid                                                                          (331)     ----
     Payment of short-term debt                                                            (2,500)     ----
     Proceeds from borrowings                                                               7,450         4
     Increase in receivable from The Allen Group Inc.                                        ----    (4,201)
                                                                                          -------   -------
Cash provided by (used in) financing activities                                             4,619    (4,197)
                                                                                          -------   -------
Increase (decrease) in cash and cash equivalents                                                0       (99)
Cash and cash equivalents:
     Beginning of period                                                                        0     5,749
                                                                                          -------   -------
     End of period                                                                        $     0   $ 5,650
                                                                                          =======   =======


Interest paid                                                                             $   742   $   156
Taxes paid (net of refunds)                                                               $ 1,664      ----

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         On September 29, 1995, TransPro, Inc. (the "Company") completed a series of transactions pursuant to which the Company's sole stockholder, The Allen Group Inc. ("Allen"), contributed (the "Contribution") to the Company substantially all of the assets and liabilities of Allen's original equipment radiator and fabricated metal products business (the "Automotive and Truck Products Business"), as well as Allen's 50% ownership interest in GO/DAN Industries ("GDI"), a 50/50 joint venture partnership between affiliates of Allen and Handy & Harman. Immediately thereafter, Allen caused GDI to redeem the outstanding ownership interest in GDI not already owned by Allen (the "GDI Redemption"), thereby making GDI an indirect wholly owned partnership of the Company. GDI produces replacement radiators and other heat transfer products for the automotive and truck aftermarkets. The GDI Redemption was accounted for under the purchase method of accounting.

         In addition, Allen effected the distribution (the "Distribution"), on a pro rata basis, of 100% of the outstanding shares of the Company's common stock to the holders of record of Allen's common stock as of the close of business on September 29, 1995 (the "Record Date"). The Distribution was made on the basis of one share of the Company's common stock for every four shares of Allen's common stock outstanding on the Record Date, which resulted in the distribution of an aggregate of 6,621,349 shares of TransPro common stock.

         In connection with the foregoing transactions, the Company also entered into a Revolving Credit and Term Loan Agreement with The First National Bank of Boston, as agent, and certain lenders named therein (the "Credit Agreement"). (See Note 3 for additional information.)

         As a result of the Contribution, the Distribution, and the GDI Redemption, TransPro now owns the Automotive and Truck Products Business and 100% of GDI, and is an independent publicly-traded company.

         Operating results up to the date of the Distribution as presented herein include all costs directly associated with the Automotive and Truck Products Business operations, including all facilities and data processing costs, and an allocation of Allen's compensation, insurance, interest and pension plans. Results of operations do not include residual costs for certain general corporate management and public reporting functions since there is no reasonable basis for such an allocation. As such, these statements may not necessarily reflect the combined income (loss) that would have resulted if the Company had operated as an independent stand-alone company. As part of the Distribution Agreement, TransPro entered into agreements with Allen relating to interim administrative services, certain employee matters and other miscellaneous matters. Any agreements entered into following the distribution are on an arm's length basis.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the

Securities and Exchange Commission on March 27, 1996, including those financial statements and notes thereto included therein.

         The 1995 consolidated statement of income reflects the earnings of Allen's Automotive and Truck Products Business and its 50% equity interest in GDI. The redemption of the remaining 50% of GDI not owned by Allen was not concluded until September 29, 1995 and, therefore, GDI was reported under the equity method of accounting through that date. The 1995 reported earnings results do not include the other 50% of GDI's income, the incremental costs for TransPro to perform the necessary functions of a public company and the incremental cost of borrowings to accomplish the redemption of the other 50% of GDI.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All such adjustments are of a normal recurring nature. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 3 - FINANCING

         In September 1995, the Company entered into the Credit Agreement with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement expires in October, 2000, and is comprised of a $50 million revolving credit facility (the "Revolver") and a $25 million term loan facility (the "Term Loan"). The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolver and Term Loan will each bear interest at variable rates based on either
(i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. At March 31, 1996, borrowings were $22.5 million under the Term Loan and approximately $10.7 million under the Revolver. The Company entered into a two year interest rate swap agreement to fix the interest rate on $25 million of borrowings through December 29, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations covers the first quarter of 1995 when the Company was owned by Allen and operated as the Automotive and Truck Products Business of Allen. In addition, during the first quarter of 1995 the Company's 50% ownership interest in GDI was accounted for under the equity method. Under this method, the Company's share of net earnings (losses) of GDI was included as a separate item in the consolidated statements of income of the Company. As a result of the GDI Redemption, the financial results of GDI were reported on a fully consolidated basis with those of the Company effective October 1, 1995.

QUARTER ENDED MARCH 31, 1996 VERSUS QUARTER ENDED MARCH 31, 1995

         Net sales for the first quarter of 1996 were $58.3 million versus $33.5 million for the first quarter of 1995. GDI, which was not included in 1995 results, contributed $27.2 million of additional sales in 1996. OEM sales were $2.4 million lower in the first quarter of 1996. Sales of heat transfer products to heavy duty, Class 8 truck manufacturers were lower as a result of lower sales of Class 8 trucks. Sales to Ford Motor Company of Crew Cabs and DRWs were also down year-to-year.

         Gross margins increased to 23.7% for the first quarter 1996 from 19.0% for the same period last year. The increase was primarily the result of the inclusion of GDI's aftermarket sales which yielded substantially higher gross margins. Lower OEM sales volume negatively impacted margins due to lower production levels. Continued escalation of metal commodity costs, primarily copper and brass from March 1995 to March 1996, negatively impacted margin levels.

         Selling, general and administrative expenses totaled $9.9 million in the first quarter 1996 versus $1.9 million in the first quarter 1995. The majority of the increase is due to the inclusion of GDI. GDI, with its nationwide distribution system and additional marketing expenses which are not incurred in the OEM market, incurs substantially higher selling expenses. Also included in 1996 were additional costs associated with the corporate office and being a publicly-traded company.

         The restructuring charge of approximately $1.0 million in the first quarter results from the actions previously announced to consolidate the OEM and aftermarket heat transfer organizations, to increase competitiveness and profitability and close the New Haven, Connecticut OEM heat transfer plant and move all such manufacturing to Jackson, Mississippi. The charge primarily reflects severance and other personnel termination costs associated with these two consolidations. The one-time costs of these two actions plus the relocation of an additional manufacturing facility which is expected to occur later in 1996, are anticipated to be approximately $5.5 million on a pre-tax basis. The majority of the $5.5 million charge is expected to be incurred during 1996.

         Net interest expense rose to $.8 million in 1996 versus $.1 million in 1995 due to the GDI

Redemption, which resulted in approximately $25.0 million in additional debt. Interest costs in 1995 were comprised of both interest on outstanding industrial revenue bonds and an allocation of interest costs from Allen, which are not necessarily indicative of the interest costs incurred if TransPro was financed independently.

         The Company's effective tax rate of 40% for the three months of 1996 and 40.5% for the three months of 1995 is comprised of the U.S. federal income tax rate plus estimated state and local income taxes.


FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         Prior to the GDI Redemption the financial position of the Company and its cash flow and financial needs were intertwined with those of Allen for the first quarter of 1995. With the exception of certain industrial revenue bonds, the Company's cash flow and financial requirements were funded to or from Allen through intercompany transactions on a daily basis.

         Immediately prior to the Distribution, the Company entered into a Credit Agreement with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement is comprised of a $50 million Revolver and a $25 million Term Loan. The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolver and Term Loan each bear interest at variable rates based on either
(i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. The Company incurred approximately $25 million of borrowings under the Term Loan in connection with the redemption of H&H's ownership interest in GDI (including approximately $2 million of borrowings of GDI), and approximately $13 million of borrowings under the Revolver to refinance existing indebtedness of GDI. The Company believes that the Credit Agreement, along with cash flow from operations, will be adequate to meet its anticipated capital expenditure and working capital requirements for the foreseeable future.

         During the first quarter of 1996, TransPro had a cash outflow from operating activities of $3.2 million. This occurred primarily as a result of an increase of $4.1 million in inventory since year end. The increase in inventory is the result of the normal seasonal buildup by GDI.

         The significant cash flow change between the first quarter 1996 and 1995 is primarily due to the inclusion of the respective GDI assets and liabilities in the March 31, 1996 condensed consolidated balance sheet. Prior to September 30, 1995, GDI was reported under the equity method of accounting and the Company's share of GDI's assets were reported as an investment on the March 31, 1995 condensed consolidated balance sheet.

         The Company has declared a quarterly cash dividend of $.05 per common share on the issued and outstanding shares payable July 2, 1996 to holders of record at the close of business on June 4, 1996 and previously paid a quarterly cash dividend of $.05 per common share on April 4, 1996 to holders of record at the close of business on March 6, 1996.

PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma condensed consolidated statement of income for the quarter ended March 31, 1995 reflects the effects on the historical results of the Automotive and Truck Products Business of (i) the GDI Redemption and the incurrence of approximately $25 million of indebtedness in connection therewith, (ii) the distribution of the shares of Company stock to Allen stockholders, and (iii) the addition of expenses to be incurred by the Company when operating as an independent, publicly traded business. The following 1995 statement of income has been prepared as if the transactions described above occurred on January 1, 1995. This 1995 pro forma condensed consolidated statement of income is unaudited and is not necessarily indicative of the results of operations of the Automotive and Truck Products business had the transactions reflected therein actually been consummated on the dates assumed and are not necessarily indicative of the results of operations that would have been obtained had the Company operated as an independent company or of the Company's future performance as an independent entity. This information should be read in conjunction with the historical condensed consolidated financial statements and the notes thereto included elsewhere in this report. This presentation is consistent with the pro forma financial information in the Company's 1995 Annual Report.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                       ACTUAL       PRO FORMA
                                       1996            1995
                                      ------------------------
Original equipment sales              $ 31,101       $ 33,495
Aftermarket sales                       27,237         25,542
                                      --------       --------
Net sales                               58,338         59,037
Cost of sales                           44,511         45,066
                                      --------       --------
Gross margin                            13,827         13,971
Selling, general, and
    administrative expenses              9,887          9,640
Restructuring costs                      1,021           ----
                                      --------       --------
Income from operations                   2,919          4,331
Net interest expense                       769            720
                                      --------       --------
Income before taxes                      2,150          3,611
Provision for income taxes                 860          1,462
                                      --------       --------
Net income                            $  1,290       $  2,149
                                      ========       ========

Earnings per common share             $    .20       $    .32
                                      ========       ========

Average common shares
    outstanding                          6,609          6,621
                                      ========       ========

The EPS effect of the restructuring costs is $.09 during the first quarter of 1996.

         The pro forma condensed consolidated statement of income for the three month period ended March 31, 1995 and the following discussion are presented for informational purposes only and may not necessarily be indicative of future performance of the company.

         Net sales for the first quarter of 1996 were $58.3 million versus $59.0 million for the first quarter of 1995. Aftermarket sales (primarily GDI) were up due to strong sales of radiators. The OE market was negatively impacted by the continued softness in the heavy duty truck market and slightly lower volume of DRW and Crew Cab sales to Ford.

         Gross margins of 23.7% were equal to the level achieved in the first quarter of 1995. Compared to the first quarter of 1995, metal commodity costs, primarily copper and brass, continued to escalate. The increases in material costs were offset by cost reduction activities and price increases.

         Selling, general and administrative expenses were $.2 million higher than the same quarter last year, primarily due to the fact that actual costs associated with a corporate office and operating as a publicly-traded company were higher than the pro forma estimate used for 1995.

         As previously discussed, the Company recognized a pre-tax restructuring charge of approximately $1.0 million in 1996.

         Interest expense of $.8 million was slightly higher than the first quarter 1995, resulting from slightly higher debt levels in the first quarter of 1996.

         The Company's effective tax rate of 40% for the three months of 1996 and 40.5% for the three months of 1995 is comprised of the U.S. federal income tax rate plus estimated state and local income taxes.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on April 25, 1996, two proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for each nominee were as follows:

                NOMINEE                 FOR           WITHHELD
                -------                 ---           --------
           Barry R. Banducci         5,698,617         324,188
            Henry P. McHale          5,694,012         328,793
        William J. Abraham, Jr.      5,700,117         322,688
           Philip Wm. Colburn        5,714,250         308,555
            Paul R. Lederer          5,709,637         313,168
            Sharon M. Oster          5,713,605         309,200
             F. Alan Smith           5,707,852         314,953

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the Company for the fiscal year ending December 31, 1996. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

                  FOR                AGAINST           ABSTAIN
                  ---                -------           -------
               5,951,930              7,005             63,870

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 25, 1996, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

(27) Financial Data Schedule

b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSPRO, INC.
                                     (Registrant)

Date:  May 13, 1996                  By:    /s/ Henry P. McHale
                                            ------------------------------------
                                            Henry P. McHale
                                            President, Chief Executive Officer
                                            and Director

Date:  May 13, 1996                  By:    /s/ John C. Martin, III
                                            ------------------------------------
                                            John C. Martin, III
                                            Vice President, Treasurer,
                                            Secretary, and Chief Financial
                                            Officer
                                            (Principal Financial Officer)

Date:  May 13, 1996                  By:    /s/ Andrew J. Mazzarella
                                            ------------------------------------
                                            Andrew J. Mazzarella
                                            Vice President and Controller
                                            (Principal Accounting Officer)