Form 10-Q
period 1996-06-30
TRANSPRO INC
filed 1996-08-13
CIK 948844

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of July 31, 1996 was 6,591,280, $.01 par value.

Exhibit Index is on page 13 of this report.

================================================================================

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.             FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income for the
                    three months ended June 30, 1996 and 1995 and the
                    six months ended June 30, 1996 and 1995                 3

                  Condensed Consolidated Balance Sheets at June 30, 1996
                    and December 31, 1995                                   4

                  Condensed Consolidated Statements of Cash Flows for
                   the six months ended June 30, 1996 and 1995              5

                  Notes to Condensed Consolidated Financial Statements      6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     8

PART II.          OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders       13

         Item 6.  Exhibits and Reports on Form 8-K                          13

         Signatures                                                         14

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                   1996          1995              1996           1995
                                                 ----------------------          -----------------------
SALES                                            $ 69,849      $ 33,145          $ 128,187      $ 66,640
COST OF SALES                                      53,036        26,775             97,547        53,906
                                                 --------      --------          ---------      --------
GROSS MARGIN                                       16,813         6,370             30,640        12,734
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                          10,095         1,854             19,982         3,764
RESTRUCTURING COSTS                                 1,030          ----              2,051          ----
                                                 --------      --------          ---------      --------
INCOME FROM OPERATIONS                              5,688         4,516              8,607         8,970
EQUITY IN EARNINGS OF GDI                            ----         1,170               ----         1,137
INTEREST EXPENSE                                     (819)         (257)            (1,597)         (471)
INTEREST INCOME                                      ----           135                  9           264
                                                 --------      --------          ---------      --------
INCOME BEFORE TAXES                                 4,869         5,564              7,019         9,900
PROVISION FOR INCOME TAXES                          1,983         2,253              2,843         4,009
                                                 --------      --------          ---------      --------
NET INCOME                                       $  2,886      $  3,311          $   4,176      $  5,891
                                                 ========      ========          =========      ========

EARNINGS PER COMMON SHARE                        $   .43       $    .50          $     .63      $    .89
                                                 =======       ========          =========      ========


CASH DIVIDENDS PER COMMON SHARE                  $   .05           ----          $     .10          ----
                                                 ========      ========          =========      ========


AVERAGE COMMON SHARES
    OUTSTANDING                                     6,588         6,621              6,601         6,621
                                                 ========      ========          =========      ========



     The accompanying notes are an integral part of these statements.

The EPS calculations presented for 1995 are for comparative purposes only as common shares were not issued until October 1995. The amount of shares issued in the spin-off were assumed to be outstanding for the 1995 period.

The EPS effect of the restructuring costs is $.10 during the second quarter and $.19 during the first six months of 1996.

                                 TRANSPRO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

                                                                          JUNE 30,       DECEMBER 31,
                                  ASSETS                                   1996             1995
                                                                        ------------     ------------
                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                           $     732        $      --
     Accounts receivable  (less allowances of $3,070 and $3,059)            41,707           35,692
     Inventories:
         Raw materials                                                      13,912           11,943
         Work in process                                                     7,185            8,512
         Finished goods                                                     33,995           31,086
                                                                         ---------        ---------
              Total inventories                                             55,092           51,541
                                                                         ---------        ---------

     Deferred income tax benefit                                             6,477            6,338
     Other current assets                                                    1,724            1,588
                                                                         ---------        ---------
Total current assets                                                       105,732           95,159
                                                                         ---------        ---------

Property, plant and equipment                                               83,166           80,554
Less accumulated depreciation                                               46,857           43,603
                                                                         ---------        ---------
Net property, plant and equipment                                           36,309           36,951
                                                                         ---------        ---------

Deferred start-up costs                                                      1,968            2,505
Other assets                                                                 4,094            5,103
                                                                         ---------        ---------
Total assets                                                             $ 148,103        $ 139,718
                                                                         =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of long-term obligations       $   5,000        $   6,450
     Accrued insurance                                                       7,118            6,820
     Accrued salaries and wages                                              4,541            5,688
     Accounts payable                                                       11,455           12,573
     Accrued taxes                                                           2,319            2,667
     Accrued restructuring charges                                           1,955               --
     Accrued expenses                                                        8,974            7,706
                                                                         ---------        ---------
Total current liabilities                                                   41,362           41,904
                                                                         ---------        ---------
Long-term liabilities:
     Long-term debt                                                         41,081           34,396
     Retirement and postretirement obligations                               7,013            7,155
     Deferred income taxes                                                   3,190            3,718
     Other liabilities                                                         875            1,442
                                                                         ---------        ---------
Total liabilities                                                           93,521           88,615
                                                                         ---------        ---------

Stockholders' equity:
     Common stock, $.01 par value:                                              66               67
         Authorized 17,500,000 shares; issued 6,660,584 shares at
         June 30, 1996 and 6,686,743 shares at December 31, 1995
     Preferred stock, $.01 par value:                                           --               --
         Authorized 2,500,000 shares; none issued at June 30, 1996
     Unearned compensation                                                    (437)            (806)
     Paid-in capital                                                        52,089           52,445
     Retained earnings                                                       4,445              928
     Translation adjustment                                                   (161)            (111)
     Adjustment for minimum pension liability                               (1,420)          (1,420)
                                                                         ---------        ---------
Total stockholders' equity                                                  54,582           51,103
                                                                         ---------        ---------
Total liabilities and stockholders' equity                               $ 148,103        $ 139,718
                                                                         =========        =========

The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(amounts in thousands)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                            1996         1995
                                                                                           --------    --------
Cash flows from operating activities:
     Net income                                                                            $ 4,176      $ 5,891
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                       3,319        1,551
         Amortization of deferred start-up costs                                               537          545
         Joint venture income                                                                   --       (1,137)
     Change in:
         Accounts receivable                                                                (6,015)        (929)
         Inventory                                                                          (3,551)         597
         Accounts payable                                                                   (1,118)        (172)
         Accrued expenses                                                                    2,027           78
         Other                                                                                (504)         173
                                                                                           -------      -------
Cash provided by (used in) operating activities                                             (1,129)       6,597
                                                                                           -------      -------
Cash flows from investing activities:
     Capital expenditures                                                                   (2,680)      (1,214)
     Sales and retirements of fixed assets                                                       3           --
                                                                                           -------      -------
Cash used in investing activities                                                           (2,677)      (1,214)
                                                                                           -------      -------
Cash flows from financing activities:
     Dividends paid                                                                           (661)          --
     Payment of short-term debt                                                             (3,950)          --
     Proceeds from borrowings                                                                9,149            7
     Increase in receivable from The Allen Group Inc.                                           --       (5,247)
                                                                                           -------      -------
Cash provided by (used in) financing activities                                              4,538       (5,240)
                                                                                           -------      -------
Increase in cash and cash equivalents                                                          732          143
Cash and cash equivalents:
     Beginning of period                                                                        --        5,749
                                                                                           -------      -------
     End of period                                                                         $   732      $ 5,892
                                                                                           =======      =======

Interest paid                                                                              $ 1,529      $   357
Taxes paid (net of refunds)                                                                $ 3,932           --


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

         The 1995 three month and six month consolidated statements of income reflect the earnings of Allen's Automotive and Truck Products Business and its 50% equity interest in GDI. The redemption of the remaining 50% of GDI not owned by Allen was not concluded until September 29, 1995 and, therefore, GDI was reported under the equity method of accounting through that date. The 1995 reported earnings results do not include the other 50% of GDI's income, the incremental costs for TransPro to perform the necessary functions of a public company and the incremental cost of borrowings to accomplish the redemption of the other 50% of GDI.

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

NOTE 3 - FINANCING

         In September 1995, the Company entered into the Credit Agreement with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement expires in October, 2000, and is comprised of a $50 million revolving credit facility (the "Revolver") and a $25 million term loan facility (the "Term Loan"). The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolver and Term Loan will each bear interest at variable rates based on either
(i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. At June 30, 1996, borrowings were $21.3 million under the Term Loan and approximately $12.4 million under the Revolver. The Company entered into a two year interest rate swap agreement to fix the interest rate on $25 million of borrowings through December 29, 1997.

NOTE 4 - ACQUISITIONS (SUBSEQUENT EVENTS)

         In August 1996, the Company acquired the assets of Rahn Industries, Inc. of Los Angeles, California. Rahn Industries is a manufacturer of replacement automotive air conditioner condensers and evaporators for the aftermarket as well as tube and fin heat exchangers for industrial applications. Rahn Industries' 1995 sales were $12.3 million. The transaction was structured with an initial purchase price of $5.2 million paid in cash at closing, with an opportunity for an additional payout based upon the future earnings performance of the business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations covers the second quarter and first six months of 1995 when the Company was owned by Allen and operated as the Automotive and Truck Products Business of Allen. In addition, during these periods the Company's 50% ownership interest in GDI was accounted for under the equity method. Under this method, the Company's share of net earnings (losses) of GDI was included as a separate item in the consolidated statements of income of the Company. As a result of the GDI Redemption, the financial results of GDI were reported on a fully consolidated basis with those of the Company effective October 1, 1995.

QUARTER ENDED JUNE 30, 1996 VERSUS QUARTER ENDED JUNE 30, 1995

         Net sales for the second quarter of 1996 were $69.8 million versus $33.1 million for the second quarter of 1995. GDI, which was not included in 1995 results, contributed $36.1 million or 98% of the additional sales. Sales of Crew Cabs to Ford Motor Company increased, but were partly offset by lower Dual Rear Wheel assembly sales. Sales of heavy duty heat transfer products were down slightly from last year.

         Gross margins of 24.1% for the second quarter were up from the 19.2% achieved in the second quarter of 1995. The increase was primarily the result of the inclusion of GDI's aftermarket sales which yielded higher gross margins than OEM sales. This was offset by higher metal costs (primarily copper) in both the aftermarket and OEM heat transfer businesses and by increased manufacturing costs in the OEM heat transfer business as a result of the relocation of certain manufacturing operations, the start up of aluminum operations and inefficiencies associated with lower volume.

         Selling, general and administrative expenses totaled $10.1 million in the second quarter 1996 versus $1.9 million in the second quarter 1995. The majority of the increase is due to the inclusion of GDI. GDI, with its nationwide distribution system and additional marketing and distribution expenses which are not incurred in the OEM market, incurs higher selling expenses. Also included in 1996 were additional costs associated with the corporate office and being a publicly traded company.

         The restructuring charge of approximately $1.0 million in the second quarter resulted from the actions initiated to relocate an aftermarket heat transfer manufacturing facility from Peru, Illinois to Mexico for cost reasons. The charge primarily reflects severance and other termination related costs. The one time costs of these actions and the restructuring actions initiated in the first quarter are anticipated to be approximately $5.5 million on a pre-tax basis. The majority of these costs is expected to be incurred in 1996. See "Forward-Looking Statements -- Cautionary Factors" for a discussion of certain factors to consider in connection with the foregoing forward-looking statements.

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

         The Company's effective tax rate of 40.7% for the second quarter of 1996 and 40.5% for the second quarter of 1995 is comprised of the U.S. federal income tax rate plus estimated state and local income taxes.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

         Net sales for the first six months of 1996 were $128.2 million versus $66.6 million for the comparable period in 1995. GDI, which was not included in 1995 results, contributed $63.3 million of sales. OEM sales were down 3% from last year. Sales of OEM heat transfer products were lower as a result of a market softening in class 8 truck sales.

         Gross margins in the first half of 1996 were 23.9% versus 19.1% for the comparable period in 1995. The increase was primarily the result of the inclusion of GDI's aftermarket sales which yielded higher gross margins than OEM sales. Margins continue to be negatively impacted by lower OEM heat transfer sales and higher metal costs year-over-year.

         Selling, general and administrative expenses for the first six months were $20.0 million versus $3.8 million for the comparable period in 1995.
The majority of the increase was due to the inclusion of GDI, which as a result of the markets it services, has higher selling and distribution expenses not incurred in the OEM market channel. Also included in 1996 were additional costs associated with the corporate office and being a publicly-traded company.

         The restructuring charges of approximately $2.1 million were recognized in the first six months of 1996. The charges result from the actions previously announced to consolidate the OEM and aftermarket heat transfer organizations; to increase competitiveness and profitability, close the New Haven, Connecticut OEM heat transfer plant and move all such manufacturing to Jackson, Mississippi, and close the Peru, Illinois aftermarket heater plant and move all such manufacturing to Mexico. The charge primarily reflects severance and other personnel termination costs associated with these consolidations. The one-time costs of these actions are anticipated to be approximately $5.5 million on a pre-tax basis. The majority of the $5.5 million charge is expected to be incurred during 1996. See "Forward-Looking Statements -- Cautionary Factors" for a discussion of certain factors to consider in connection with the foregoing forward-looking statements.

         Net interest expense for the first six months of 1996 rose to $1.6 million versus $.2 million in 1995. The increase was due to the previously discussed GDI Redemption which resulted in approximately $25 million in additional debt.

         The Company's effective tax rate of 40.5% was consistent with prior years.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         Prior to the GDI Redemption the financial position of the Company and its cash flow and financial needs were intertwined with those of Allen. With the exception of certain industrial revenue bonds, the Company's cash flow and financial requirements were funded to or from Allen through intercompany transactions on a daily basis.

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

         During the first six months of 1996, TransPro had a cash outflow from operating activities of $1.1 million. Seasonal increases in inventory and accounts receivable relating to GDI were the primary causes.

         The significant cash flow change between the first six months of 1996 and 1995 is primarily due to the inclusion of the respective GDI assets and liabilities in the June 30, 1996 condensed consolidated balance sheet. Prior to September 30, 1995, GDI was reported under the equity method of accounting and the Company's share of GDI's assets was reported as an investment on the June 30, 1995 condensed consolidated balance sheet.

         The Company paid a cash dividend of $.05 per common share on July 2, 1996 to holders of record at the close of business on June 4, 1996.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

          Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, sales and liquidity are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including but not limited to: business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer and product mix, failure to obtain new customers, retain existing customers or change in the financial stability of customers, change in the cost of raw materials, components or finished products, and change in interest rates. In particular, statements regarding the Company's recent restructuring actions are subject to: changes in moving costs, severance costs or other logistical costs, delays in terminating production at certain plants and moving machinery and equipment to new locations and greater than anticipated manufacturing inefficiencies during the transition period.


PRO FORMA FINANCIAL INFORMATION

          The following unaudited pro forma condensed consolidated statements of income for the quarter and six months ended June 30, 1995 reflect the effects on the historical results of the Automotive and Truck Products Business of (i) the GDI Redemption and the incurrence of approximately $25 million of indebtedness in connection therewith, (ii) the distribution of the shares of Company stock to Allen stockholders, and (iii) the addition of expenses to be incurred by the Company when operating as an independent, publicly traded business. The following 1995 statement of income has been prepared as if the transactions described above occurred on January 1, 1995. These 1995 pro forma condensed consolidated statements of income are unaudited and are not necessarily indicative of the results of operations of the Automotive and Truck Products Business had the transactions reflected therein actually been consummated on the date assumed and are not necessarily indicative of the results of operations that would have been obtained had the Company operated as an independent company or of the Company's future performance as an independent entity. This information should be read in conjunction with the historical condensed consolidated financial statements and the notes thereto included elsewhere in this report. This presentation is consistent with the pro forma financial information in the Company's 1995 Annual Report.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                 ACTUAL     PRO FORMA      ACTUAL     PRO FORMA
                                  1996         1995         1996         1995
                                --------     --------     --------     --------


Original equipment sales        $ 33,762     $ 33,145     $ 64,863     $ 66,640
Aftermarket sales                 36,087       31,151       63,324       56,693
                                --------     --------     --------     --------
Net sales                         69,849       64,296      128,187      123,333
Cost of sales                     53,036       47,510       97,547       92,576
                                --------     --------     --------     --------
Gross margin                      16,813       16,786       30,640       30,757
Selling, general, and
    administrative expenses       10,095       10,091       19,982       19,731
Restructuring costs                1,030           --        2,051           --
                                --------     --------     --------     --------
Income from operations             5,688        6,695        8,607       11,026
Net interest expense                 819          846        1,588        1,566
                                --------     --------     --------     --------
Income before taxes                4,869        5,849        7,019        9,460
Provision for income taxes         1,983        2,371        2,843        3,834
                                --------     --------     --------     --------
Net income                      $  2,886     $  3,478     $  4,176     $  5,626
                                ========     ========     ========     ========

Earnings per common share       $    .43     $    .53     $    .63     $    .85
                                ========     ========     ========     ========

Average common shares
    outstanding                    6,588        6,621        6,601        6,621
                                ========     ========     ========     ========


The EPS effect of the restructuring costs is $.10 during the second quarter and $.19 during the first six months of 1996.

         The pro forma condensed consolidated statement of income for the three month and six month periods ended June 30, 1995 and the following discussion are presented for informational purposes only and may not necessarily be indicative of future performance of the company.

QUARTER ENDED JUNE 30, 1996 VERSUS QUARTER ENDED JUNE 30, 1995

         Net sales for the second quarter of 1996 were $69.8 million versus $64.3 million for the same period last year. Sales of heat transfer products in the aftermarket increased in the second quarter, gaining almost 16% compared to the same quarter of 1995. Total OEM sales increased by 2% during the quarter, compared to the same quarter of 1995. OEM Contract Manufacturing Sales increased during the quarter as a result of growth in sales of metal fabricated products and sales to Ford of Crew Cabs. These advances in the OEM Contract Manufacturing business were partially offset by a decline in sales of heat transfer products to OEMs, as particularly the Class 8 truck manufacturers continue to be impacted by lower production rates, reflecting softness in sales to their customers.

         Gross margins of 24.1% decreased from the 26.1% achieved in the second quarter of 1995. Increased competitive pricing pressures in the aftermarket together with increased metal costs (primarily copper) year-over-year in both the OEM and aftermarket heat transfer businesses negatively impacted margins.

         As previously discussed, the Company recognized a pre-tax restructuring charge of approximately $1.0 million in 1996.

         The Company's effective tax rate of 40.7% for the second quarter of 1996 and 40.5% for the second quarter of 1995 is comprised of the U.S. federal income tax rate plus estimated state and local income taxes.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

         Net sales for the first six months of 1996 were $128.2 million versus $123.3 million for the comparable period in 1995. Increased sales of aftermarket heat transfer products account for the majority of the sales increase. This was offset slightly by a decrease in OEM heat transfer sales.

         Gross margins in the first six months of 1996 were 23.9% versus 24.9% for the comparable period in 1995. Increased metal costs year-over-year, lower OEM heavy duty heat transfer volume and continued pricing pressures from customers negatively impacted margins.

         Selling, general and administrative expenses for the first six months of 1996 were $20.0 million versus $19.7 million in 1995. The increase is primarily due to the fact that actual costs associated with a corporate office and operating as a public company were higher than the pro forma estimate used for 1995.

         As previously discussed, the Company recognized a pre-tax restructuring charge of approximately $2.1 million in 1996.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

(27)     Financial Data Schedule

b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRANSPRO, INC.
                                 (Registrant)

Date:  August 12, 1996           By:    /s/  Henry P. McHale
                                        ----------------------------------------
                                        Henry P. McHale
                                        President, Chief Executive Officer
                                        and Director

Date:  August 12, 1996           By:    /s/  John C. Martin, III
                                        ----------------------------------------
                                        John C. Martin, III
                                        Vice President, Treasurer, Secretary,
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

Date:  August 12, 1996           By:    /s/  Andrew J. Mazzarella
                                        ----------------------------------------
                                        Andrew J. Mazzarella
                                        Vice President and Controller
                                        (Principal Accounting Officer)