Form 10-Q
period 1996-09-30
TRANSPRO INC
filed 1996-11-13
CIK 948844

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of October 31, 1996 was 6,591,280, $.01 par value.

Exhibit Index is on page 13 of this report.

===============================================================================

                                      INDEX

                                                                                                          Page No.
PART I.                   FINANCIAL INFORMATION

               Item 1.    Financial Statements

                          Condensed Consolidated Statements of Income for the three months ended
                            September 30, 1996 and 1995 and the nine months ended September 30,                3
                            1996 and 1995

                          Condensed Consolidated Balance Sheets at September 30, 1996 and
                            December 31, 1995                                                                  4

                          Condensed Consolidated Statements of Cash Flows for the nine months ended
                            September 30, 1996 and 1995                                                        5

                          Notes to Condensed Consolidated Financial Statements                                 6

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                      8

PART II.                  OTHER INFORMATION

               Item 6.    Exhibits and Reports on Form 8-K                                                    13

               Signatures                                                                                     14

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                               1996            1995             1996            1995
                                             ------------------------        -------------------------

SALES                                        $ 72,501        $ 28,690        $ 200,688        $ 95,330
COST OF SALES                                  56,082          24,721          153,553          78,627
                                             --------        --------        ---------        --------
GROSS MARGIN                                   16,419           3,969           47,135          16,703
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       9,746           2,014           29,728           5,778
PLANT AND BUSINESS CONSOLIDATION COSTS            549              --            2,676              --
                                             --------        --------        ---------        --------
INCOME FROM OPERATIONS                          6,124           1,955           14,731          10,925
EQUITY IN EARNINGS OF GDI                          --           1,358               --           2,495
INTEREST EXPENSE                                 (718)           (171)          (2,315)           (642)
INTEREST INCOME                                    39              92               48             356
                                             --------        --------        ---------        --------
INCOME BEFORE TAXES                             5,445           3,234           12,464          13,134
PROVISION FOR INCOME TAXES                      2,205           1,310            5,048           5,319
                                             --------        --------        ---------        --------
NET INCOME                                   $  3,240        $  1,924        $   7,416        $  7,815
                                             ========        ========        =========        ========

EARNINGS PER COMMON SHARE                    $    .49        $    .29        $    1.12        $   1.18
                                             ========        ========        =========        ========


CASH DIVIDENDS PER COMMON SHARE              $    .05              --        $     .15              --
                                             ========        ========        =========        ========


AVERAGE COMMON SHARES
    OUTSTANDING                                 6,591           6,621            6,598           6,621
                                             ========        ========        =========        ========


        The accompanying notes are an integral part of these statements.

The EPS calculations presented for 1995 are for comparative purposes only as common shares were not issued until October 1995. The amount of shares issued in the spin-off were assumed to be outstanding for the 1995 periods.

The EPS effect of the plant and business consolidation costs is $.05 during the third quarter and $.24 during the first nine months of 1996.

                                 TRANSPRO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                  ASSETS                                            1996              1995
                                                                                -------------     ------------
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $     995        $      --
     Accounts receivable  (less allowances of $ 3,545 and $3,059)                    44,790           35,692
     Inventories:
         Raw materials                                                               13,467           11,943
         Work in process                                                              7,074            8,512
         Finished goods                                                              30,609           31,086
                                                                                  ---------        ---------
              Total inventories                                                      51,150           51,541
                                                                                  ---------        ---------

     Deferred income tax benefit                                                      6,050            6,338
     Other current assets                                                             1,333            1,588
                                                                                  ---------        ---------
Total current assets                                                                104,318           95,159
                                                                                  ---------        ---------

Property, plant and equipment                                                        85,716           80,554
Less accumulated depreciation                                                        49,439           43,603
                                                                                  ---------        ---------
Net property, plant and equipment                                                    36,277           36,951
                                                                                  ---------        ---------

Deferred start-up costs                                                               1,707            2,505
Goodwill                                                                              2,543               --
Other assets                                                                          3,924            5,103
                                                                                  ---------        ---------
Total assets                                                                      $ 148,769        $ 139,718
                                                                                  =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $  12,797        $  12,573
     Notes payable and current maturities of long-term obligations                    5,000            6,450
     Accrued insurance                                                                6,480            6,820
     Accrued salaries and wages                                                       5,130            5,688
     Accrued taxes                                                                    2,684            2,667
     Accrued plant and business consolidation charges                                 1,849               --
     Accrued expenses                                                                 7,980            7,706
                                                                                  ---------        ---------
Total current liabilities                                                            41,920           41,904
                                                                                  ---------        ---------
Long- term liabilities:
     Long-term debt                                                                  38,749           34,396
     Retirement and postretirement obligations                                        7,028            7,155
     Deferred income taxes                                                            2,795            3,718
     Other liabilities                                                                  809            1,442
                                                                                  ---------        ---------
Total liabilities                                                                    91,301           88,615
                                                                                  ---------        ---------

Stockholders' equity:
     Common stock, $.01 par value:                                                       66               67
         Authorized 17,500,000 shares; issued 6,660,584 shares at
         September 30, 1996 and 6,686,743 shares at December 31, 1995
     Preferred stock, $.01 par value:                                                    --               --
         Authorized 2,500,000 shares; none issued at September 30, 1996 and
         December 31, 1995
     Unearned compensation                                                             (397)            (806)
     Paid-in capital                                                                 52,075           52,445
     Retained earnings                                                                7,356              928
     Translation adjustment                                                            (212)            (111)
     Adjustment for minimum pension liability                                        (1,420)          (1,420)
                                                                                  ---------        ---------
Total stockholders' equity                                                           57,468           51,103
                                                                                  ---------        ---------
Total liabilities and stockholders' equity                                        $ 148,769        $ 139,718
                                                                                  =========        =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(amounts in thousands)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              1996                    1995
                                                            -------                --------
Cash flows from operating activities:
     Net income                                             $ 7,416                $  7,815
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                        5,704                   3,214
         Joint venture income                                    --                  (2,495)
     Change in:
         Accounts receivable                                 (6,753)                  1,467
         Inventory                                            1,617                     334
         Accounts payable                                      (865)                 (1,191)
         Accrued expenses                                     1,062                    (319)
         Joint venture receivable                                --                     857
         Other                                                   67                     971
                                                            -------                --------
Cash provided by operating activities                         8,248                  10,653
                                                            -------                --------
Cash flows from investing activities:
     GDI redemption                                              --                 (23,028)
     Capital expenditures                                    (3,984)                 (1,825)
     Sales and retirements of fixed assets                       76                       8
     Acquisition of Rahn Industries, Inc.,
       net of cash acquired                                  (5,205)                     --
                                                            -------                --------
Cash used in investing activities                            (9,113)                (24,845)
                                                            -------                --------
Cash flows from financing activities:
     Dividends paid                                            (990)                     --
     Payment of short-term debt                              (5,200)                     --
     Proceeds from borrowings                                 8,050                  37,672
     Repayments of long-term debt                                --                 (13,832)
     Increase in receivable from The Allen Group Inc.            --                 (11,395)
                                                            -------                --------
Cash provided by financing activities                         1,860                  12,445
                                                            -------                --------
Increase (decrease) in cash and cash equivalents                995                  (1,747)
Cash and cash equivalents:
     Beginning of period                                         --                   5,749
                                                            -------                --------
     End of period                                          $   995                $  4,002
                                                            =======                ========

Interest paid                                               $ 2,396                $    513
Taxes paid (net of refunds)                                 $ 8,418                      --


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

         As a result of the Contribution, the GDI Redemption and the Distribution, TransPro now owns the Automotive and Truck Products Business and 100% of GDI, and is an independent publicly-traded company.

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

         The 1995 three month and nine month condensed consolidated statements of income reflect the earnings of Allen's Automotive and Truck Products Business and its 50% equity interest in GDI. The redemption of the remaining 50% of GDI not owned by Allen was not concluded until September 29, 1995 and, therefore, GDI was reported under the equity method of accounting through that date. The 1995 reported earnings results do not include the other 50% of GDI's income, the incremental costs for TransPro to perform the necessary functions of a public company and the incremental cost of borrowings to accomplish the redemption of the other 50% of GDI.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All such adjustments are of a normal recurring nature. Certain items reported in prior condensed consolidated financial statements have been reclassified to conform with the presentation of the current condensed consolidated financial statements. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 3 - FINANCING

         In September 1995, the Company entered into the Credit Agreement with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement expires in October, 2000, and is comprised of a $50 million revolving credit facility (the "Revolver") and a $25 million term loan facility (the "Term Loan"). The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolver and Term Loan will each bear interest at variable rates based on either
(i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. At September 30, 1996, borrowings were $20.0 million under the Term Loan and approximately $11.3 million under the Revolver. The Company entered into a two year interest rate swap agreement to fix the interest rate on $25 million of borrowings through December 29, 1997. Outstanding letters of credit totaled approximately $18.4 million at September 30, 1996.

NOTE 4 - ACQUISITIONS

         In August 1996, the Company acquired substantially all of the assets of and assumed certain specified liabilities of Rahn Industries, Inc. ("Rahn") of Los Angeles, California. Rahn is a manufacturer of replacement automotive air conditioner condensers and evaporators for the Aftermarket and tube and fin heat exchangers for industrial applications. Rahn reported sales of $12.3 million for the twelve months ended December 31, 1995. The transaction was structured with an initial purchase price of $5.2 million paid in cash at closing, with an opportunity for an additional payout based upon the future earnings performance of the business. The initial purchase price was financed by borrowing under the Credit Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

OPERATING RESULTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes comparisons of the third quarter and first nine months of 1996 with the third quarter and first nine months of 1995 when the Company was owned by Allen and operated as the Automotive and Truck Products Business of Allen. In addition, during the 1995 periods, the Company's 50% ownership interest in GDI was accounted for under the equity method. Under this method, the Company's share of net earnings (losses) of GDI was included as a separate item in the consolidated statements of income of the Company. As a result of the GDI Redemption, the financial results of GDI were reported on a fully consolidated basis with those of the Company effective October 1, 1995.

QUARTER ENDED SEPTEMBER 30, 1996 VERSUS QUARTER ENDED SEPTEMBER 30, 1995

         Net sales for the third quarter of 1996 were $72.5 million versus $28.7 million for the third quarter of 1995, an increase of $43.8 million. GDI was not included in 1995 sales results and contributed $40.8 million of the additional sales in 1996 including $1.8 million of automotive air conditioning condenser sales resulting from the Rahn acquisition. Sales of OEM contract manufacturing products increased $3.2 million or 16% as a result of higher shipments of Crew Cabs to Ford Motor Company as well as growth in van interior conversions. Sales of other OEM products declined slightly reflecting primarily lower sales of heat transfer products to domestic heavy duty truck manufacturers consistent with continued weakness in that market. Higher sales of charge air coolers were offset by a decline in sales of off-highway heat transfer products.

         Gross margins of 22.6% for the third quarter were up from the 13.8% achieved in the third quarter of 1995. The increase was primarily the result of the inclusion of GDI's Aftermarket sales which generally yield higher gross margins than OEM sales in order to support GDI's national Aftermarket distribution system. Higher margins in the OEM contract manufacturing business were partially offset by lower margins in the OEM heat transfer business.

         Selling, general and administrative expenses totaled $9.7 million in the third quarter 1996 versus $2.0 million in the third quarter 1995. The majority of the increase is due to the inclusion of GDI on a fully consolidated basis in the third quarter of 1996. GDI's nationwide distribution system and related marketing expenses produce substantially higher selling expenses than those incurred in the OEM business.

         The Company recorded approximately $.5 million in plant and business consolidation costs in the third quarter of 1996. The total cost of the plant and business consolidation actions is anticipated to be approximately $5.5 million on a pre-tax basis. The majority of these costs are expected to be incurred during 1996 and in the first part of 1997. See "Forward-Looking Statements - Cautionary Factors" for a discussion of certain factors to consider in connection with the foregoing forward-looking statements.

         Net interest expense rose $.6 million to $.7 million in the third quarter 1996 versus $.1 million in the third quarter of 1995 due to the approximately $25.0 million in additional debt incurred for the GDI Redemption. Interest costs in 1995 were comprised of both interest on outstanding industrial revenue bonds and an allocation of interest costs from Allen, which are not necessarily indicative of the interest costs which would be incurred if TransPro was financed independently.

         The Company's effective tax rate of 40.5% for the third quarter of 1996 and the third quarter of 1995 is comprised of the U.S. federal income tax rate plus the estimated aggregate effective rate for state and local income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the first nine months of 1996 were $200.7 million versus $95.3 million for the comparable period in 1995, an increase of $105.4 million. Sales for 1995 did not include GDI, which contributed $104.1 million of the additional sales in 1996 including $1.8 million of sales of automotive air conditioning condensers resulting from the Rahn acquisition. OEM contract manufacturing product sales increased $3.1 million principally due to higher shipments of Crew Cabs to Ford Motor Company. OEM heat transfer products sales declined $1.8 million reflecting the continued softness in the domestic heavy duty truck market. The increase in sales of charge air coolers were essentially offset by lower sales of off-highway heat transfer products.

         Gross margins in the first nine months of 1996 were 23.5% versus 17.5% for the comparable period in 1995. The increase was primarily the result of the inclusion of GDI's Aftermarket sales which yield higher gross margins than OEM sales in order to support GDI's national Aftermarket distribution system. This increase was partially offset by lower margins in the OEM heat transfer business as reduced production in response to the continued softness in the heavy duty truck and off-highway equipment markets led to lower overhead absorption. Gross margins in the OEM contract manufacturing business were essentially unchanged year to year.

         Selling, general and administrative expenses for the first nine months of 1996 were $29.7 million versus $5.8 million for the comparable period in 1995. The majority of the increase was due to the inclusion of GDI which has higher selling and distribution expenses than the OEM business due to GDI's nationwide distribution system. Selling, general and administrative expenses in 1996 also included costs associated with the Company's operation as an independent, publicly traded corporation.

         Plant and business consolidation costs of approximately $2.7 million were recognized in the first nine months of 1996. The costs result from the previously announced actions to consolidate the OEM and Aftermarket heat transfer organizations, to increase competitiveness and profitability, close the New Haven, Connecticut OEM heat transfer plant and move all such manufacturing to Jackson, Mississippi, and close the Peru, Illinois Aftermarket heat transfer plant and move all such manufacturing to Mexico. The charge primarily reflects severance and other personnel termination costs associated with these consolidations. The total cost of these actions is anticipated to be approximately $5.5 million on a pre-tax basis. The majority of the $5.5 million charge is expected to be incurred during 1996 and in the first part of 1997. See "Forward-Looking Statements - Cautionary Factors" for a discussion of certain factors to consider in connection with the foregoing forward-looking statements.

         Net interest expense of $2.3 million for the first nine months of 1996 rose $2.0 million versus $.3 million net interest expense in the comparable period in 1995. The increase was due to the previously discussed GDI Redemption which required approximately $25 million in additional borrowings under the Credit Agreement.

         The Company's effective tax rate was 40.5% and was consistent with prior years.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         Prior to the GDI Redemption the financial position of the Company and its cash flow and financial needs were intertwined with those of Allen. With the exception of certain industrial revenue bonds, the Company's cash flow and financial requirements were funded to or from Allen through intercompany transactions on a daily basis.

         Immediately prior to the Distribution, the Company entered into the Credit Agreement with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement is comprised of a $50 million Revolver and a $25 million Term Loan. The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolver and Term Loan each bear interest at variable rates based on either
(i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. The Company incurred approximately $25 million of borrowings under the Term Loan in connection with the redemption of Handy & Harman's ownership interest in GDI (including approximately $2 million of GDI indebtedness to Handy & Harman), and approximately $13 million of borrowings under the Revolver to refinance other existing indebtedness of GDI. The Company believes that the Credit Agreement, along with cash flow from operations, will be adequate to meet its anticipated capital expenditure and working capital requirements for the foreseeable future.

         During the first nine months of 1996, TransPro generated positive cash flow of $8.2 million from operating activities. Net income plus depreciation and amortization equaled $13.1 million and was partially offset by a $6.8 million increase in accounts receivable, excluding the increase in the level of accounts receivable attributable to the Rahn acquisition. The increase reflects higher customer balances normally experienced at the end of the busy third quarter selling season compared to year end balances. Excluding the increase in the level of inventory as a result of the Rahn acquisition, inventory declined from December 31, 1995 and contributed $1.6 million to positive operating cash flow.

         Capital spending during the first nine months of 1996 totaled $4.0 million. In addition, $5.2 million was used for the Rahn acquisition.

         The Company paid a cash dividend of $.3 million or $.05 per common share on October 9, 1996 to holders of record at the close of business on September 25, 1996. During the first nine months of 1996, the Company paid cash dividends totaling $1.0 million or $.15 per common share.

         During the first three quarters of 1996, borrowings under the Credit Agreement increased by approximately $2.9 million.


FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, sales and liquidity are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including but not limited to: business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer and product mix, failure to obtain new customers, retain existing customers or change in the financial stability of customers, change in the cost of raw materials, components or finished products, and change in interest rates. In particular, statements regarding the costs associated with the Company's recent plant and business consolidation actions are subject to: changes in moving costs, severance costs or other logistical costs, delays in terminating production at certain plants and moving machinery and equipment to new locations and greater than anticipated manufacturing inefficiencies during the transition period.

PRO FORMA FINANCIAL INFORMATION

          The following unaudited pro forma condensed consolidated statements of income for the three months and nine months ended September 30, 1995 reflect the estimated effects on the historical results of the Automotive and Truck Products Business of (i) the GDI Redemption and the incurrence of approximately $25 million of indebtedness in connection therewith, (ii) the distribution of the shares of the Company's common stock to Allen stockholders, and (iii) the additional expenses to be incurred by the Company when operating as an independent, publicly traded business. The following 1995 statement of income has been prepared as if the transactions described above occurred on January 1, 1995. These 1995 pro forma condensed consolidated statements of income are unaudited and are not necessarily indicative of the results of operations of the Automotive and Truck Products Business had the transactions reflected therein actually been consummated on the date assumed and are not necessarily indicative of the results of operations that would have been obtained had the Company operated as an independent company or of the Company's future performance as an independent entity. This information should be read in conjunction with the historical condensed consolidated financial statements and the notes thereto included elsewhere in this report. This presentation is consistent with the pro forma financial information in the Company's 1995 Annual Report on Form 10-K.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(amounts in thousands, except per share amounts)

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                       ACTUAL      PRO FORMA        ACTUAL       PRO FORMA
                                        1996          1995           1996           1995
                                       ---------------------       -----------------------

Original equipment sales               $31,725       $28,690       $ 96,588       $ 95,330
Aftermarket sales                       40,776        38,989        104,100         95,682
                                       -------       -------       --------       --------
Net sales                               72,501        67,679        200,688        191,012
Cost of sales                           56,082        52,905        153,553        145,481
                                       -------       -------       --------       --------
Gross margin                            16,419        14,774         47,135         45,531
Selling, general, and
    administrative expenses              9,746        11,331         29,728         31,062
Plant and business consolidation
    costs                                  549            --          2,676             --
                                       -------       -------       --------       --------
Income from operations                   6,124         3,443         14,731         14,469
Net interest expense                       679           638          2,267          2,204
                                       -------       -------       --------       --------
Income before taxes                      5,445         2,805         12,464         12,265
Provision for income taxes               2,205         1,125          5,048          4,959
                                       -------       -------       ========       ========
Net income                             $ 3,240       $ 1,680       $  7,416       $  7,306
                                       =======       =======       ========       ========

Earnings per common share              $   .49       $   .25       $   1.12       $   1.10
                                       =======       =======       ========       ========

Average common shares
    outstanding                          6,591         6,621          6,598          6,621
                                       =======       =======       ========       ========

The EPS effect of the plant and business consolidation costs is $.05 during the third quarter and $.24 during the first nine months of 1996.

         The pro forma condensed consolidated statement of income for the three month and nine month periods ended September 30, 1995 and the following discussion are presented for informational purposes only and may not necessarily be indicative of the future performance of the company.

QUARTER ENDED SEPTEMBER 30, 1996 VERSUS QUARTER ENDED SEPTEMBER 30, 1995

         Net sales for the third quarter of 1996 were $72.5 million versus $67.7 million for the same period last year. Sales of OEM contract manufacturing products increased during the quarter as a result of higher shipments of Crew Cabs to Ford Motor Company and growth in van interior conversions. Sales of other OEM products declined reflecting primarily lower sales of heat transfer products to domestic heavy duty truck manufacturers consistent with their continued lower production rates. Higher sales of charge air coolers were offset by lower sales off-highway heat transfer products. Sales of heat transfer products in the Aftermarket increased $1.8 million in the third quarter, primarily as a result of sales to the automotive Aftermarket of air conditioning condensers arising from the Rahn Industries acquisition.

         In the third quarter of 1996, gross margins increased to 22.6% from the 21.8% achieved in the third quarter of 1995. Higher margins in the Aftermarket and OEM contract manufacturing businesses were partially offset by lower margins in the OEM heat transfer business.

         Selling, general and administrative ("SG&A") expenses totaled $9.7 million in the third quarter of 1996 versus $11.3 million in the third quarter of 1995. Part of the improvement quarter-to-quarter reflects unusually high SG&A costs in the third quarter of 1995 immediately preceding the spin-off of the Company from Allen.

         As previously discussed, the Company recorded pre-tax plant and business consolidation costs of approximately $.5 million in the third quarter of 1996.

         The Company's effective tax rate of 40.5% for the third quarter of 1996 and 40.1% for the third quarter of 1995 is comprised of the U.S. federal income tax rate plus the estimated aggregate effective rate for state and local income taxes.


NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the first nine months of 1996 were $200.7 million versus $191.0 million for the comparable period in 1995. Sales of Aftermarket heat transfer products increased $8.4 million or 9% including $1.8 million of sales of replacement air conditioner condensers arising from the Rahn acquisition.

         Gross margins in the first nine months of 1996 of 23.5% were essentially unchanged compared with gross margins of 23.8% in the same period in 1995.

         Selling, general and administrative expenses for the first nine months of 1996 were $29.7 million versus $31.1 million for the first nine months of 1995 reflecting higher than usual SG&A costs in the third quarter of 1995 immediately preceding the spin-off of the Company from Allen.

         As previously discussed, the Company recognized pre-tax plant and business consolidation costs of approximately $2.7 million during the first nine months of 1996.

         The Company's effective tax rate of 40.5% for the first nine months of 1996 and 40.4% for the first nine months of 1995 is comprised of the U.S. federal income tax rate plus the estimated aggregate effective rate for state and local income taxes.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits


(27)     Financial Data Schedule


b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRANSPRO, INC.
                                         (Registrant)


Date:  November 12, 1996                 By:    /s/  Henry P. McHale
                                                -------------------------------------------------------------------
                                                Henry P. McHale
                                                President, Chief Executive Officer and Director

Date:  November 12, 1996                 By:    /s/  John C. Martin, III
                                                -------------------------------------------------------------------
                                                John C. Martin, III
                                                Vice President, Treasurer, Secretary, and Chief Financial Officer
                                                (Principal Financial Officer)

Date:  November 12, 1996                 By:    /s/ Timothy E. Coyne
                                                -------------------------------------------------------------------
                                                Timothy E. Coyne
                                                Vice President and Controller
                                                (Principal Accounting Officer)