Form 10-K
period 1996-12-31
TRANSPRO INC
filed 1997-03-27
CIK 948844

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

          Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, $.01 Par Value                    New York Stock Exchange
(together with associated
Preferred Stock purchase rights)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 14, 1997 was $63,446,412. On that date, there were 6,591,835 outstanding shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to stockholders for the fiscal year ended December 31, 1996 incorporated by reference into Parts I and II hereof.

     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

     Exhibit Index is on pages 16 and 17 of this report.
================================================================================

                                 TRANSPRO, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

                                                                          PAGE
                                                                          ----
                                     PART I
Item 1.        Business                                                      3

Item 2.        Properties                                                   11

Item 3.        Legal Proceedings                                            12

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                      12


                                     PART II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters                                  14

Item 6.        Selected Financial Data                                      14

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                14

Item 8.        Financial Statements and Supplementary Data                  14

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                       15


                                    PART III

Item 10.       Directors and Executive Officers of the
               Registrant                                                   15

Item 11.       Executive Compensation                                       15

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                                        15

Item 13.       Certain Relationships and Related
               Transactions                                                 15


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                          15

Signatures                                                                  18

                                     PART I

ITEM 1. BUSINESS

  GENERAL DEVELOPMENT OF BUSINESS

         On September 29, 1995, TransPro, Inc. (the "Company") completed a series of transactions pursuant to which the Company's sole stockholder, The Allen Group Inc. ("Allen"), contributed (the "Contribution") to the Company substantially all of the assets and liabilities of Allen's original equipment radiator and fabricated metal products business (the "Automotive and Truck Products Business"), as well as Allen's 50% ownership interest in GO/DAN Industries ("GDI"), a 50/50 joint venture partnership between affiliates of Allen and Handy & Harman ("H&H"). Immediately thereafter, Allen caused GDI to redeem the outstanding ownership interest in GDI not already owned by Allen (the "GDI Redemption"), thereby making GDI an indirect wholly owned partnership of the Company. GDI produces replacement radiators and other heat transfer products for the automotive and truck aftermarkets.

         In addition, Allen effected the distribution (the "Distribution") of 100% of the outstanding shares of the Company's common stock to the holders of record of Allen's common stock as of the close of business on September 29, 1995 (the "Record Date"). The Distribution was made on the basis of one share of the Company's common stock for every four shares of Allen's common stock outstanding on the Record Date, which resulted in the distribution of an aggregate of 6,621,349 shares of TransPro common stock. As a result of the Contribution, the Distribution, and the GDI Redemption, TransPro now owns the Automotive and Truck Products Business and 100% of GDI, and is an independent publicly-traded company.

         The Company is comprised of operating units that supply heat transfer and fabricated metal products to original equipment manufacturers ("OEMs") of trucks, vans and other industrial products and to the automotive and truck aftermarkets. The Company's G&O Manufacturing Company division ("G&O") produces radiators for OEMs of heavy duty trucks and industrial and off-highway equipment. The Company's Crown divisions ("Crown") perform pickup truck conversions for Ford, install specialized interiors in utility trucks and vans for major commercial fleets and design, manufacture and assemble fabricated metal parts for light truck, telecommunications and other industrial customers. Through GDI, the Company is also a producer of replacement radiators and other heat transfer products for the automotive and truck aftermarkets.

         The Company's origins date back to 1915 when G&O commenced operations in New Haven, Connecticut as a manufacturer of radiators for custom built automobiles, fire engines and original equipment radiators for Ford. Allen acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. Crown commenced operations in 1947 and was acquired by Allen in 1967 as part of the same business strategy. GDI was formed in 1990 when Allen contributed a portion of its G&O division and other assets, which together represented all of Allen's aftermarket radiator business, and H&H contributed substantially all of the assets of its then wholly owned subsidiaries, Daniel Radiator Corporation, Jackson Industries, Inc., Lexington Tube Co., Inc. and U.S. Auto Radiator Manufacturing Corporation, to form a 50/50 joint venture partnership.

DESCRIPTION OF BUSINESS

MARKETS

         The automotive and heavy truck parts industries are each comprised of two distinct sectors, the OEM market and the aftermarket. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans and light trucks forms the automotive OEM market and the manufacture of individual components for use in the original equipment manufacturing process of heavy trucks forms the heavy truck OEM market. The products and services used to maintain and repair automobiles, vans and light trucks and heavy trucks, as well as accessories not supplied with such vehicles when manufactured, form the respective automotive and heavy truck aftermarkets. The Company believes that in recent years demand for replacement parts and supplies in both the automotive and heavy truck aftermarkets has increased as both individuals and commercial fleet operators are driving more and keeping their vehicles longer. The Company sells its products and services principally to the light truck segment of the automotive OEM market and the heavy truck OEM market as well as both the automotive and heavy truck aftermarkets. The Company also sells its products to OEMs of off-highway equipment and other industrial customers.

PRINCIPAL PRODUCTS AND SERVICES

         The Company designs, manufactures and markets radiators and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment as well as replacement radiators, air conditioning condensers and other heat transfer products for the automotive and heavy truck aftermarkets. The Company also performs pickup truck conversions for Ford, installs specialized interiors in utility trucks and vans for major commercial fleets and designs, manufactures and assembles fabricated metal products for light truck, telecommunications and other industrial customers. A description of the particular products manufactured and the services performed by the Company through each of its principal operating units is set forth below.

GO/DAN Industries

         Through GDI, the Company provides one of the most extensive product ranges of high-quality radiators, radiator cores, heater cores and air conditioning condensers to the automotive and heavy truck aftermarkets. In addition to its standard models, the Company can produce special orders of such products typically within 24 hours.

         The purpose of a radiator is to cool the engine. A radiator acts as a heat exchanger, removing heat from engine coolant as it passes through the radiator. The construction of a radiator usually contains the radiator core, which consists of coolant-carrying tubes and a large cooling area; a receiving (inlet) tank; a dispensing (outlet) tank; and side columns. In operation, coolant is pumped from the engine to the inlet tank where it spreads over the tops of the tubes. As the engine coolant passes through the tubes, it loses its heat to the air stream through the fins connected to the tubes. After passing through the tubes, the reduced temperature coolant enters the outlet tank, and is then recirculated through the engine.

         Complete Radiators. The Company's lines of complete radiators are produced for automotive, light and heavy truck applications and consist of more than 700 models, which are able to service approximately 90% of the automobiles in the United States. The Company has established itself as an industry leader with its well recognized line of Ready-Rad(R) radiators. The Ready-Rad(R) Plus line has become extremely popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels.

         The Company introduced its Ready Rad(R) Heatbuster line of complete radiators in fiscal 1994. This line of replacement radiators is specially designed to provide approximately 20% more cooling capability than a standard radiator. The Heatbuster line is the ideal replacement radiator for vehicles which are used for towing, hauling, plowing, or off-highway purposes, and as a result, it has been particularly popular in the growing light truck segment of the automotive fleet.

         Radiator Cores. Radiator cores are the largest and most expensive component of a complete radiator. The Company's Ready-Core(R) line consists of 2,500 models of radiator cores for automobiles and light trucks. Given the wide range of cores required by today's automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours. The Company is able to provide same day service to virtually the entire United States using its 13 strategically positioned, regional manufacturing plants.

         Industrial cores are heavy duty units which are constructed of extremely durable materials in order to meet the demands of the commercial marketplace. The Company produces approximately 13,000 models of industrial cores, and these products serve many different needs in a variety of markets. In general, an industrial core is much larger than an automotive core and typically sells for four times the cost of an automotive core.

         Heater Cores. The Company produces more than 350 different heater core models for domestic and foreign cars and trucks, which cover the requirements for more than 95% of today's automotive fleet. A heater core is part of a vehicle's heater system through which heated coolant from the engine cooling system flows; the warm air generated as the liquid flows through the heater core is propelled into the vehicle by a fan.

         The Company's Ready-Aire(R) line of heater cores is recognized as an industry leader and its models utilize both cellular and tubular technology. Traditional heater cores utilize cells to transport coolant through the unit, while the more modern models transport coolant through tubes. The Company introduced its tubular CT Ready-Aire(R) line of heater cores in 1988, and its CT heater cores now account for approximately 20% of the Company's total heater core sales.

         Air Conditioning Condensers. Automotive air conditioning condensers were added to the GDI product line in 1996 through the acquisition of certain assets and liabilities of Rahn Industries, Inc., an independent aftermarket supplier of automotive air conditioning condensers. Air conditioning condensers are a component of a vehicle's air conditioning system which removes heat from the air conditioner refrigerant allowing the refrigerant to produce cool air for circulation into the passenger compartment by a fan. GDI distributes this product under both the GDI and Rahn Industries brands and has fully integrated this product in the GDI distribution network. GDI catalogs more than 900 condenser part numbers through Rahn.

         Parts and Supplies. The Company sells radiator shop supplies and consumable products used by its customers in the process of radiator repairs. The Company's expansive line includes radiator parts, small hand tools and equipment, and solders and fluxes. The Company is one of the largest domestic supplier of stamped metal radiator parts, supplying these parts to regional core manufacturers throughout the United States.

The Crown Divisions

         The Company's Crown divisions are comprised of three interrelated businesses. The principal products produced and services performed by each of these businesses is set forth below.

         Truck Cab Conversions. At the Company's 129,000 square foot manufacturing facility located near Louisville, Kentucky, the Company produces a four-door pickup truck cab for Ford's F-Series Truck (a "Crew Cab") and modifies rear wheel fender assemblies to accommodate a dual rear wheel axle ("DRWs"). The Crew Cab is produced by the Company utilizing an assembly line production process in which various stamped components are assembled using certain welding techniques. In much the same fashion, the Company produces DRWs in order to provide adequate space for the additional tire on each side of the rear wheel axle assembly.

         The Company is the exclusive supplier of Crew Cabs and DRWs to Ford, and has provided such products to Ford for 30 years and 20 years, respectively, excluding a brief period from 1980 to 1982 when Ford did not offer either option with its F-Series Pickup Trucks. Crown was notified by Ford that Ford intends to move manufacture of Crew Cabs and DRWs in-house in late 1997. Crown expects to continue to provide Ford with its needs until that time. The Company's production facility is located in close proximity with Ford's truck assembly plant in Louisville, Kentucky and was leased by the Company in 1993 as a result of Ford shifting production of its F-Series Pickup Truck from Ontario, Canada to Kentucky. This facility provides Ford with Crew Cabs and DRWs on a just-in-time basis and is electronically connected to Ford's facility to facilitate information exchange.

         Utility Truck and Van Conversions. The Company is one of the leaders in the installation of specialized interiors in utility trucks and vans for major commercial fleets such as Sears, Airborne Express, General Electric and the regional telephone companies. The Company's van conversion installation facilities are strategically located near each of the major production facilities for utility trucks and vans of Ford, Chrysler and General Motors. The Company offers its customers a full range of customizing options ranging from the installation of ladder racks, specialized bins and shelves and other components for convenient and safe storage to decaling the outside of the vehicle. Each interior is installed according to the customer's specifications, based upon various design and equipment options offered by the Company. Much of the specialized equipment installed by the Company in its conversion business is also manufactured by the Company. The Company's van conversion business has received a contract from the Ford Motor Company to convert approximately 9,000 Aerostar and Windstar mini vans for the U.S. Postal Service. The vehicles are expected to go into service during 1997. The Company will perform the modification at its Lorain, Ohio and St. Louis, Missouri facilities.

         The Company enjoys a reputation in the industry of offering new and innovative products. For example, the Company introduced in the early 1990s its exclusive Slide-Down(TM) ladder rack, which enables service technicians to easily load and unload heavy ladders from the top of the vehicle with reduced risk of back injury and strain and Slide-Out(TM) storage racks, which make it easier and safer for service technicians to retrieve parts and components transported by commercial van users. The Company is attempting to further capitalize on such reputation by increasing its sales to the aftermarket portion of the van conversion industry.

         Fabricated Metal Products. The Company designs, manufactures and assembles over 400 different fabricated metal parts such as high tolerance cabinets for light truck, telecommunications and other industrial customers such as Ingersoll-Rand, Lucent Technologies, DSC and East Penn. The Company's metal fabrication business is principally conducted out of its Wooster, Ohio and Thomaston, Georgia manufacturing facilities. Certain of the products produced by the Company are used in its own van conversion business. In addition to van conversion products, the Company also produces fabricated metal components for telephone switching equipment, wireless communications equipment, stationary rotary air compressors and heavy duty battery boxes. The Company focuses on the production of large, complex parts that typically require greater engineering and more sophisticated production techniques than traditional high volume, undifferentiated products. The Company's Wooster, Ohio facility is ISO 9001 certified.

The G&O Manufacturing Company Division

         Through its G&O division, the Company designs, manufactures and markets radiators and charge air coolers to OEMs of heavy duty trucks, buses and industrial and off-highway equipment such as generator sets, construction vehicles, railroad locomotives and military equipment. The Company manufactures its products in Jackson, Mississippi. The Company's Jackson, Mississippi facility is ISO 9002 certified, which is an internationally recognized verification system for quality management.

         Radiators. The Company custom designs, manufactures and sells approximately 400 different models of radiators, most of which are specifically designed and engineered to meet customer specifications. The Company's radiators are specifically engineered to withstand the demanding applications of its industrial customers. The Company's radiators are sold under the widely-recognized Ultra-Fused(R) brand name when utilizing welded tube-to-header core constructions.

         Charge Air Coolers. The Company offers its customers approximately 200 different models of aluminum charge air coolers. A charge air cooler is a device that is used to decrease the temperature of the air that is used by the engine in its combustion process, which in turn improves the operating efficiency of the engine and lowers its emission levels. The Company believes that the demand for charge air coolers will continue to increase as the Company's customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. In 1995 and 1996, the Company obtained its charge air coolers, which are designed and engineered by the Company, from a contract manufacturer through a preferred supplier relationship. In July 1995, the Company placed a significant purchase order to obtain the necessary production equipment in order to produce such charge air coolers in-house. The Company began internal production of charge air coolers in early 1997 and intends to use such equipment in the production of G&O designed aluminum radiators.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS AND EXPORT
SALES

         The Company operates principally in one segment, "automotive and truck products." Applicable segment information appears in Note 3 of the Notes to Consolidated Financial Statements contained in the Registrant's 1996 Annual Report to Stockholders, certain portions of which are filed as Exhibit 13 to this Report. All such information is incorporated herein by reference.

CUSTOMERS

         The Company sells its products and services to a wide variety and large number of industrial and other commercial customers. The Company supplies radiators, charge air coolers and cooling modules to OEMs of heavy duty trucks, such as PACCAR and Mack, and OEMs of industrial and off-highway equipment, such as Onan Corporation, a subsidiary of the Cummins Engine Company, AM General and Oshkosh Truck Corporation. Principal customers of the Company's van conversion products and services include operators of large commercial fleets such as Sears, General Electric and Airborne Express. The Company sells its replacement radiators and other heat transfer products to national retailers of aftermarket automotive products, such as AutoZone and Pep Boys, and warehouse distributors, radiator shops, parts jobbers and, to a lesser extent, OEMs.

         The Company's largest customer is Ford. The Company is the exclusive supplier of Crew Cabs and DRWs to Ford and has a manufacturing facility located near Louisville, Kentucky dedicated to such production. The Company had a five-year contract with Ford regarding such products that expired on December 31, 1995. In early 1996, the company was notified by Ford that it plans to move production of Crew Cabs and DRWs in-house, which is expected to occur in late 1997. TransPro anticipates maintaining its position as the exclusive supplier of these products to Ford until that time. However, any decisions relating to the move of Crew Cabs and DRW production in-house is solely at Ford's discretion and outside the control of the Company. Accordingly, no assurance can be given that the Company will continue to supply these products until late 1997. Sales of Crew Cabs and DRWs accounted for 24% and 38% of 1996 and 1995 sales, respectively and a significantly greater percentage of 1996 and 1995 profits.

         In 1996, the Company had no other customers who individually accounted for greater than 10% of the Company's net sales. In 1995 other significant customers included PACCAR who accounted for 11% of the Company's net sales. The Company had net sales to Allen of approximately $.7 million in 1996 and $2.9 million in 1995 for fabricated metal products used by Allen in its telecommunications and automotive emissions test businesses. The

Company believes that the terms of such sales were no less favorable than what could have been achieved through arms-length negotiations. The Company expects such sales to Allen to continue in the foreseeable future.

SALES AND MARKETING

         The Company maintains a separate sales and marketing department at each of its principal operating units. By focusing its sales effort at the operating unit level, the Company enables its sales staff to develop a thorough understanding of such unit's technical and production capabilities and of the overall market in which such unit operates. The Company has approximately 280 individuals involved in sales and marketing efforts.

         At G&O, the Company has an in-house sales management staff who are responsible for growing the business, servicing existing customers and identifying new marketing opportunities. These individuals and in-house engineering specialists, work in close consultation with its customers' engineering staff in order to provide the technical expertise and advice needed in the development stage of new customer products. In addition, G&O's engineers work closely with truck engine OEMs, such as Cummins Engine and Detroit Diesel, during the early stages of new product development and design. G&O has historically focused on sales of its products to domestic OEMs of heavy duty trucks and industrial equipment. In recent years, G&O has expanded its focus to include foreign sales opportunities. For example, G&O has been supplying charge air coolers to customers in India.

         The Company's Crown divisions have salespersons dedicated to servicing Ford and several other salespersons who are responsible for servicing the Company's industrial customers for fabricated metal products as well as its national van conversion accounts. In addition, the Company hired a sales manager based in Wooster, Ohio to focus on marketing the Company's products to the aftermarket portion of the van conversion industry. To further this goal, this sales manager has retained several independent sales representatives and has established over 150 distributor arrangements to market and sell the Company's van conversion products in such market.

         GDI's sales and marketing efforts are under the direction of GDI's Senior Vice President of Sales and Marketing, who oversees four regional sales managers. Each regional sales manager is responsible for the Company's branches and agencies located in his assigned region. GDI also employs several marketing specialists who report to a Vice President of Marketing and develop, implement and monitor GDI's various marketing and advertising programs. As part of its current marketing efforts, GDI is focusing on increasing its sales to the fastest growing segments of the automotive aftermarket. In addition, a Vice President of Special Market Sales reports to the Senior Vice President of Sales and Marketing and is responsible for sales to retailers and auto parts warehouses. A Vice President of Heavy Duty Sales and Marketing specializes in sales of products to the fleet and industrial markets and reports to the Senior Vice President of Sales and Marketing.

COMPETITION

         The Company faces significant competition within each of the markets in which it operates. In each of its product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company's principal methods of competition include product design, performance, price, service, warranty, product availability and timely delivery. In both its original equipment and replacement radiator product lines, the Company competes with the national producers of heat transfer products, such as Modine Manufacturing Company and Valeo Engine Cooling Systems, the internal operations of OEMs and, to a lesser extent, local and regional manufacturers.

         With respect to its OEM radiator business, the Company principally competes for new business both at the beginning of the development phase of a totally new model or offering and upon the redesign of existing models used by its major customers. New model development generally begins two to three years prior to the marketing of the vehicle to the public. Once a producer has been designated to supply components to a new program, an OEM will generally continue to purchase those components from the designated producer for the life of the program.

INTELLECTUAL PROPERTY

         The Company owns a number of foreign and U.S. patents and trademarks. The patents expire on various dates from 2009 to 2013. In general, the Company's patents cover certain of its radiator manufacturing processes. The Company has entered into licensing and other agreements with respect to certain patents, trademarks and manufacturing processes it uses in the operation of its business. The Company believes that it owns or has rights to all patents and other technology necessary for the operation of its business. The Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole.

RAW MATERIALS AND SUPPLIERS

         The principal raw materials used by the Company in its original equipment and replacement radiator product lines are copper and brass. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 90% of its copper and brass requirements in 1996 and 1995. With respect to the Company's other manufacturing operations, the primary raw material used by the Company is steel, which is generally available from a number of suppliers. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.

         The Company typically executes purchase orders for its anticipated copper and brass requirements approximately three to six months prior to the actual delivery date. The purchase price for such copper and brass is established at the time orders are placed by the Company and not at the time of delivery. The market price of copper had steadily increased during 1994 to reach a 5 year high at the end of that year. During 1995 copper prices remained near the record price for the entire year. In mid-July 1996 copper prices declined significantly; however by year end 1996, the copper market had firmed and prices were trending higher. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKLOG

         The Company's backlog was approximately $18.7 million at December 31, 1996 as compared to approximately $21.7 million at December 31, 1995. Backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

SEASONALITY

         Historically, G&O and Crown have experienced a slight decrease in revenues and operating income during the third and fourth calendar quarters as compared to the first and second quarters. Third quarter results are affected by scheduled plant shut-downs for vacations and model year changeovers while fourth quarter results are affected by scheduled plant shut-downs for the holiday season. The Company expects the third quarter to be positively impacted and the first quarter to be negatively impacted by the operating results of GDI, which typically experiences higher sales during the summer months as the demand for replacement radiators tends to increase and lower sales during the winter months.

RESEARCH AND DEVELOPMENT

         Research and development expenses were approximately $106,000 for the year ended December 31, 1996, $177,000 for the year ended December 31, 1995, and $117,000 for the year ended December 31, 1994.

EMPLOYEES

         At December 31, 1996, the Company had approximately 2,100 employees. Of these employees approximately 1,100 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Locals affiliated with the International Union of Electronic, Electrical, Technical, Salaried and Machine Workers (AFL-CIO), United Paperworkers International Union and The International Association of Machinists and Aerospace Workers represent approximately 21%, 17% and 17%, respectively, of the Company's unionized employees. In addition, a local Mexican labor union represents approximately 37% of the Company's unionized employees. The Company believes that its relations with its unions and employees are good. In 1992 the Company experienced a two week work stoppage at its Peru, Illinois facility and in 1994, a three-week work stoppage at its Jackson, Mississippi facility. Except for the work stoppages noted above, the Company has successfully renegotiated 20 collective bargaining agreements over the last six years without work stoppages; however, there can be no assurance that work stoppages will not occur in the future.

ITEM 2. PROPERTIES

         The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through 13 principal manufacturing and assembly facilities. The Company believes its property and equipment are in good condition and suitable for its needs. The Company estimates that its plants operate at between 40% and 95% of capacity on a six-day basis, with its truck cab and dual rear wheel assembly plant in Louisville, Kentucky currently operating at the highest level (80%-95%) of capacity since its opening in 1993. The Company has sufficient capacity to increase production with respect to its original equipment and replacement radiator product lines as well as its van conversion and fabricated metal products operations. The Company's principal manufacturing and assembly facilities are as follows:

                                          APPROXIMATE         OWNED/
            LOCATION                    SQUARE FOOTAGE        LEASED                      PRODUCT LINE
-------------------------------         --------------       ----------        -----------------------------------
New Haven, Connecticut                      158,800           Owned (1)        Corporate headquarters, GDI
                                                                               headquarters, tubes for original
                                                                               equipment radiators (2)

Jackson, Mississippi                        135,885           Owned            Original equipment radiators

Wooster, Ohio                               216,000           Owned (1)        Fabricated metal products, van
                                                                               conversion

Lorain, Ohio                                79,846            Owned            Van Conversion

Thomaston, Georgia                          30,000            Owned            Fabricated metal products

Baltimore, Maryland                         10,000            Leased           Van conversion

Bridgeton (St. Louis), Missouri             16,900            Leased           Van Conversion

Louisville, Kentucky                        129,000           Leased           Truck cab & dual rear wheel assembly

Dallas, Texas                               50,050            Leased           Replacement radiators (radiator cores)

Nuevo Laredo, Mexico                        109,055           Leased           Replacement radiators (radiator cores)

Maquoketa, Iowa                             38,000            Leased           Parts and tooling for replacement
                                                                               radiators

Los Angeles, California                     32,900            Leased           Air conditioning condensers

Atlanta, Georgia                            14,000            Leased           Air conditioning condensers

---------------
(1)  Subject to IRB financing arrangements.

(2) In December 1996, most of the manufacturing operation was moved to Jackson, Mississippi. A small tube mill operation remains. The Company is currently exploring the options of either leasing or utilizing the currently unoccupied space.

         As part of its replacement radiator business, the Company maintains a nationwide network of manufacturing and distribution facilities which enables the Company to provide its customers generally with same day delivery service. In addition to the three manufacturing facilities for replacement radiators described above, the Company also operates 12 fully equipped, regional manufacturing facilities. These twelve facilities are all leased, average approximately 11,000 square feet in size and are strategically located to generally provide same-day service to virtually the entire United States. The Company also has 48 local branch offices and 20 independent agencies and 3 distribution centers that comprise its nationwide local distribution network. All of the Company-owned local distribution facilities are leased and are approximately 6,000 square feet in size.

ENVIRONMENTAL MATTERS

         As is the case with manufacturers of similar products, the Company uses certain hazardous substances in its operations, including certain solvents, lubricants, acids, paints and lead, and is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. The Company believes it is reasonably possible that environmental related liabilities may exist with respect to one industrial site formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operation or liquidity of the Company. The Company has an environmental policy that confirms its commitment to compliance with existing environmental regulations and planning to reduce the level of pollutants in the manufacturing process.

         The Company currently does not anticipate any material adverse effect on its consolidated results of operations, financial condition or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business and there is no assurance that material environmental liabilities and compliance charges will not arise. The Company has assumed all environmental liabilities, if any, associated with the former Allen Automotive and Truck Products Business and GDI.

ITEM 3. LEGAL PROCEEDINGS

         The Company and its subsidiaries are not a party to any pending legal proceedings in which an adverse decision, in the opinion of the Company, would have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT*

                                        SERVED AS
                                        OFFICER               POSITION OR OFFICE WITH THE COMPANY & BUSINESS
NAME                         AGE        SINCE                 EXPERIENCE DURING PAST FIVE (5) YEAR PERIOD
-----------------------      ---        -------------         -------------------------------------------
Henry P. McHale              58         July 1995             President,  Chief  Executive  Officer and Director,  since 1995;
                                                              President  and Chief  Executive  Officer  of GDI,  1992  through
                                                              1995.  Prior thereto,  various  executive  positions with Ladish
                                                              Corporation and Rockwell Automotive.

Jeffrey L. Jackson           49         August 1995           Vice President of Human  Resources,  since 1995;  Vice President of Human  Resources of GDI,  1992 through 1995.  Prior  thereto,
                                                              Managing Director of Resources of IMCOR since 1990.

John C. Martin, III          44         July 1995             Vice President, Treasurer, Secretary and Chief Financial Officer,
                                                              since 1995; Vice President and Treasurer of The Allen Group, 1991
                                                              through 1995.

Timothy E. Coyne             42         October 1996          Vice  President  and  Corporate  Controller,  since  1996;  Vice
                                                              President of Finance and  Administration  and Treasurer of Keene
                                                              Corporation 1990 through 1996. (1)


(1) On December 3, 1993 Keene Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as a direct result of asbestos-related lawsuits which named Keene as a defendant. Keene emerged from Chapter 11 pursuant to a plan of reorganization effective July 31, 1996.

* All officers are elected by the Board of Directors.

         The information contained in the Company's 1997 Proxy Statement under the heading "Proposal No. 1 -- ELECTION OF DIRECTORS" and under the heading "EXECUTIVE COMPENSATION - Compliance with Section 16(a) of The Securities Exchange Act of 1934" is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange. The number of stockholders of record of the Company's Common Stock as of the close of business on March 3, 1997, was 1,496. The Company's Common Stock began "regular way" trading on October 11, 1995. Information regarding market prices and dividends declared for the Company's Common Stock is shown below for 1996. Market prices are closing prices quoted on the New York Stock Exchange, the principal exchange market for the Company's Common Stock. The Company currently expects that comparable dividends will continue to be paid in the future, although there can be no assurance of this.

                                                                YEAR ENDED DECEMBER 31, 1996
                                         1995         -------------------------------------------------
                                        4TH QTR       1ST QTR     2ND QTR       3RD QTR        4TH QTR
                                        -------       -------     -------       -------        --------
Market price of common stock
     ---High                            $11 3/4       $11         $ 8 3/4       $  8 3/8       $  9 1/4
     ---Low                             $ 8 7/8       $ 6 1/4     $ 6 3/4       $  5 1/2       $  6 3/4
Dividends per share                     $.05          $.05        $.05          $.05           $.05

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to "Financial Highlights" contained in the Registrant's 1996 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Registrant's 1996 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share" which must be adopted by the Company no later than calendar year 1997. The statement, whose objective is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard of computing EPS more compatible with international EPS standards, specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock. The impact of the adoption of SFAS No. 128 on the Company has not been determined at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity, to the Notes to Consolidated Financial Statements and to "Report of Independent Accountants" contained in the Registrant's 1996 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Portions of the information required by this item are included in Part I hereof, on page 13 of this Report. Other information required by this item is contained in the Company's 1997 Proxy Statement under the heading, "Proposal No. 1 - Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Company's 1997 Proxy Statement under the heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Company's 1997 Proxy Statement under the headings "STOCK OWNERSHIP-Principal Stockholders and Directors and Officers" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Company's 1997 Proxy Statement, under the heading "CERTAIN TRANSACTIONS" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements of the Registrant

         The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 13, 1997, are incorporated herein by reference to the Registrant's 1996 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

         Consolidated Statements of Income for the Years Ended December 31, 1996, 1995, and 1994

         Consolidated Balance Sheets at December 31, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(a) (2)  Financial Statement Schedules

         The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14 (a)
(1) above:

         Schedule II - Valuation and Qualifying Accounts, on page 21 of this Report

         Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a) (3)  Exhibits

         The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (c) below.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the 1996 fiscal year.

(c)  Exhibits -The following exhibits are filed as part of this report:

2.1 Agreement, dated June 15, 1995, between Allen Heat Transfer Products, Inc., AHTP II, Inc., GO/DAN Industries and Handy & Harman Radiator Corporation. (1)

3.1 (i)              Restated Certificate of Incorporation of TransPro, Inc. (1)

3.1 (ii)             By-laws of TransPro, Inc. (1)

4.1 Form of Rights Agreement between the Company and the First National Bank of Boston, as Rights Agent (including form of Certificate of Designations of Series A Junior Participating preferred Stock and form of Rights Certificate). (1)

4.2 Form of Credit Agreement between the Company and the First National Bank of Boston, as agent, and the other lenders named therein. (1)

                     The Company is a party to certain other long-term debt agreements each of which does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file such agreements upon request from the Securities and Exchange Commission.

10.1                 TransPro, Inc. 1995 Stock Plan.  (1)

10.2                 Form of Stock Option Agreement under the 1995 Stock Option
                     Plan (1)

10.3 Form of Restricted Stock Agreements between the Company and Messrs. Scanlon and Martin (two agreements). (1)

10.4                 Form of TransPro, Inc. 1995 Nonemployee Directors Stock
                     Option Plan. (1)

10.5 Form of Stock Option Agreement under the 1995 Nonemployee Directors Stock Option Plan. (1)

10.6                 Form of Contribution Agreement between Allen and the
                     Company. (1)

10.7                 Form of Instrument of Assumption of the Company. (1)

10.8                 Form of Interim Services Agreement between Allen and the
                     Company. (1)

10.9                 Form of Consulting Agreement between Allen and the Company.
                     (1)

10.10                Form of Indemnification Agreement. (1)

10.11                Form of Employment Agreement between the Company and Henry
                     P. McHale. (1)

10.12                Form of Employment Agreement between the Company and John
                     C. Martin, III. (1)

10.13                Form of Employment Agreement between the Company and
                     Raymond M. Scanlon. (1)

10.14                Form of Key Employee Severance Policy. (1)

10.15                Letter Agreement, dated July 21, 1993 between Andrew J.
                     Mazzarella and GO/DAN Industries. (1)

10.16                Letter Agreement, dated December 15, 1992 between Jeffrey
                     J. Jackson and GO/DAN Industries. (1)

10.17                Letter Agreement, dated September 24, 1996 between Timothy
                     E. Coyne and TransPro, Inc.

11                   Statement Re: Computation of Earnings per Common Share

13 Portions of the 1996 Annual Report to Stockholders incorporated by reference herein

21.1                 Subsidiaries of the Company

23.2                 Consent of Coopers & Lybrand L.L.P.

24                   Powers of Attorney (included on signature page)

27                   Financial Data Schedule

-----------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                             TransPro, Inc.

                             By /s/ Henry P. McHale
                                ------------------------------------------------
                                             Henry P. McHale
                                President, Chief Executive Officer, and Director

Date: March 14, 1997

                                POWER OF ATTORNEY

         Each of the undersigned hereby appoints Barry R. Banducci and Henry P. McHale, and each of them severally, his or her true and lawful attorneys to execute on behalf of the undersigned any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each such attorney will have the power to act hereunder with or without the others. Each of the undersigned hereby ratifies and confirms all such attorneys, or any of them may lawfully do or cause to be done by virtue thereof.

                           ---------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

               /s/ HENRY P. MCHALE                             March 14, 1997
---------------------------------------------------
            Henry P. McHale, Director


           /s/ WILLIAM J. ABRAHAM, JR.                         March 14, 1997
---------------------------------------------------
        William J. Abraham, Jr., Director


              /s/ BARRY R. BANDUCCI                            March 14, 1997
---------------------------------------------------
           Barry R. Banducci, Director


              /s/ PHILIP WM. COLBURN                           March 14, 1997
---------------------------------------------------
           Philip Wm. Colburn, Director


               /s/ PAUL R. LEDERER                             March 14, 1997
---------------------------------------------------
            Paul R. Lederer, Director


               /s/ SHARON M. OSTER                             March 14, 1997
---------------------------------------------------
            Sharon M. Oster, Director


                /s/ F. Alan Smith,                             March 14, 1997
---------------------------------------------------
             F. Alan Smith, Director

             /s/ JOHN C. MARTIN, III                           March 14, 1997
---------------------------------------------------
              John C. Martin, III.,
  Vice President, Treasurer, Secretary and Chief
                Financial Officer

              /s/ TIMOTHY E. COYNE,                            March 14, 1997
---------------------------------------------------
                 Timothy E. Coyne
          Vice President and Controller
          (Principal Accounting Officer)

                     REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of TransPro, Inc.:

Our report on the consolidated financial statements of TransPro, Inc. has been incorporated by reference in this Form 10-K from page 45 of the 1996 Annual Report to Shareholders of TransPro, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 16 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
Hartford, Connecticut
February 13, 1997

                                                                     SCHEDULE II

                                 TRANSPRO, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


PERIOD                                        BALANCE AT    CHARGED TO        ACCOUNTS        BALANCE AT
                                              BEGINNING      COSTS AND       WRITTEN OFF        END OF
(DOLLARS IN THOUSANDS)                        OF PERIOD      EXPENSES         AND OTHER         PERIOD
                                              ----------    ----------       -----------      ----------
Year Ended December 31, 1996
     Allowance for doubtful accounts             $3,059        $1,090        $  (771)           $3,378
     Allowance for obsolete inventory             5,731         1,114         (1,903)            4,942

Year Ended December 31, 1995
     Allowance for doubtful accounts                538          (100)         2,621*            3,059
     Allowance for obsolete inventory               800           598          4,333*            5,731

Year Ended December 31, 1994
     Allowance for doubtful accounts                403           150            (15)              538
     Allowance for obsolete inventory             1,000           180           (380)              800



*    Consists primarily of the acquired balance of GDI