Form 10-Q
period 1997-03-31
TRANSPRO INC
filed 1997-05-13
CIK 948844

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock outstanding as of April 30, 1997 was 6,610,235, $.01 par value.

Exhibit Index is on page 10 of this report.

================================================================================

                                      INDEX
                                                                                                        Page No.
                                                                                                        --------
PART I.               FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the three months ended
                        March 31, 1997 and 1996                                                            3

                      Condensed Consolidated Balance Sheets at March 31, 1997 and
                        December 31, 1996                                                                  4

                      Condensed Consolidated Statements of Cash Flows for the three months ended
                        March 31, 1997 and 1996                                                            5

                      Notes to Condensed Consolidated Financial Statements                                 6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                                      7

PART II.              OTHER INFORMATION

           Item 4     Submission of Matters to a Vote of Security Holders                                 10

           Item 6.    Exhibits and Reports on Form 8-K                                                    10

           Signatures                                                                                     12

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                              1997           1996
                                             -------        -------
SALES                                        $62,096        $58,338
COST OF SALES                                 48,182         44,511
                                             -------        -------
GROSS MARGIN                                  13,914         13,827
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     10,712          9,887
PLANT AND BUSINESS CONSOLIDATION COSTS           810          1,021
                                             -------        -------
INCOME FROM OPERATIONS                         2,392          2,919
INTEREST EXPENSE                                (725)          (778)
INTEREST INCOME                                   13              9
                                             -------        -------
INCOME BEFORE TAXES                            1,680          2,150
PROVISION FOR INCOME TAXES                       680            860
                                             -------        -------
NET INCOME                                   $ 1,000        $ 1,290
                                             =======        =======

EARNINGS PER COMMON SHARE                    $  0.15        $   .20
                                             =======        =======

CASH DIVIDENDS PER COMMON SHARE              $   .05        $   .05
                                             =======        =======

AVERAGE COMMON SHARES OUTSTANDING              6,592          6,609
                                             =======        =======

        The accompanying notes are an integral part of these statements.

The EPS effect of the plant and business consolidation costs is $.07 during the first quarter of 1997 and $.09 during the first quarter of 1996.

                                 TRANSPRO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)


                                                                              MARCH 31,     DECEMBER 31,
                                  ASSETS                                        1997           1996
                                                                              --------      -----------
                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                                $    163        $    920
     Accounts receivable  (less allowances of $2,825  and $3,378)               38,170          35,936
     Inventories:
         Raw materials                                                          13,321          13,218
         Work in process                                                         8,096           8,198
         Finished goods                                                         38,786          31,513
                                                                              --------        --------
              Total inventories                                                 60,203          52,929
                                                                              --------        --------

     Deferred income tax benefit                                                 3,589           3,343
     Other current assets                                                        1,589           1,609
                                                                              --------        --------
Total current assets                                                           103,714          94,737
                                                                              --------        --------

Property, plant and equipment                                                   87,572          85,490
Less accumulated depreciation                                                   48,781          47,551
                                                                              --------        --------
Net property, plant and equipment                                               38,791          37,939
                                                                              --------        --------
Deferred start-up costs                                                          1,185           1,446
Goodwill, net                                                                    2,207           2,241
Other assets                                                                     3,791           3,903
                                                                              --------        --------
Total assets                                                                  $149,688        $140,266
                                                                              ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $ 13,673        $ 12,207
     Current maturities of long-term debt                                        5,000           5,000
     Accrued insurance                                                           5,693           6,011
     Accrued salaries and wages                                                  4,647           5,610
     Accrued taxes                                                               1,705           2,054
     Accrued plant and business consolidation charges                              705           1,146
     Accrued expenses                                                            6,773           6,548
                                                                              --------        --------
Total current liabilities                                                       38,196          38,576
                                                                              --------        --------
Long-term liabilities:
     Long-term debt                                                             43,434          33,917
     Retirement and postretirement obligations                                   6,509           6,470
     Deferred income taxes                                                       1,987           1,800
     Other liabilities                                                             284             807
                                                                              --------        --------
Total liabilities                                                               90,410          81,570
                                                                              --------        --------
Stockholders' equity:
     Common stock, $.01 par value:                                                  66              66
         Authorized 17,500,000 shares; issued 6,661,139 shares at
         March 31, 1997 and December 31, 1996
     Preferred stock, $.01 par value:
         Authorized 2,500,000 shares; none issued at March 31, 1997 and
         December 31, 1996                                                          --              --
     Paid-in capital                                                            52,061          52,061
     Unearned compensation                                                        (327)           (346)
     Retained earnings                                                           8,700           8,030
     Translation adjustment                                                       (289)           (182)
     Adjustment for minimum pension liability                                     (933)           (933)
                                                                              --------        --------
Total stockholders' equity                                                      59,278          58,696
                                                                              --------        --------
Total liabilities and stockholders' equity                                    $149,688        $140,266
                                                                              ========        ========



        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(amounts in thousands)

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               1997           1996
                                                                                             -------        -------
Cash flows from operating activities:
     Net income                                                                              $ 1,000        $ 1,290
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                         1,956          1,918
         Provision for losses - accounts receivable                                              433            229
     Change in:
         Accounts receivable                                                                  (2,667)          (936)
         Inventory                                                                            (7,274)        (4,157)
         Accounts payable                                                                      1,466         (1,145)
         Accrued expenses                                                                     (1,847)          (755)
         Other                                                                                  (195)           322
                                                                                             -------        -------
Cash used in operating activities                                                             (7,128)        (3,234)
                                                                                             -------        -------
Cash flows from investing activities:
     Capital expenditures                                                                     (2,799)        (1,388)
     Sales and retirements of fixed assets                                                        --              3
                                                                                             -------        -------
Cash used in investing activities                                                             (2,799)        (1,385)
                                                                                             -------        -------
Cash flows from financing activities:
     Dividends paid                                                                             (330)          (331)
     Borrowings of long-term debt                                                             10,750          7,450
     Repayments of long-term debt and current maturities of long term debt                    (1,250)        (2,500)
                                                                                             -------        -------
Cash provided by financing activities                                                          9,170          4,619
                                                                                             -------        -------
Decrease in cash and cash equivalents                                                           (757)            --
Cash and cash equivalents:
     Beginning of period                                                                         920             --
                                                                                             -------        -------
     End of period                                                                           $   163        $    --
                                                                                             =======        =======

Interest paid                                                                                $   728        $   742

Taxes paid (net of refunds)                                                                  $   838        $ 1,664


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

         TransPro, Inc. (the "Company") is a manufacturer and supplier of heat transfer components and systems, and specialty metal fabrication products for a variety of aftermarket and OEM automotive, truck and off-highway equipment applications.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997, including the financial statements and notes thereto included therein.

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

NOTE 3 - FINANCING

         In September 1995, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement expires in October, 2000, and is comprised of a $50 million Revolving Credit Facility and a $25 million Term Loan . The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolving Credit Facility and Term Loan will each bear interest at variable rates based on either (i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. The Credit Agreement calls for a commitment fee payable quarterly, in arrears, of .25% on the average daily unused portion. The Credit Agreement contains certain financial covenants which place limits on dividend payments in excess of $3.6 million per year and current year capital expenditures in excess of 140% of the prior fiscal year's depreciation expense unless certain financial ratios are attained. At March 31, 1997, borrowings were $17.5 million under the Term Loan and approximately $18.4 million under the Revolving Credit Facility. The Company entered into a two year interest rate swap agreement to fix the interest rate on $25 million of borrowings at 6.85% through December 29, 1997. Outstanding letters of credit totaled approximately $18.9 million at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED MARCH 31, 1997 VERSUS QUARTER ENDED MARCH 31, 1996

         Net sales for the first quarter of 1997 increased 6.4% to $62.1 million compared with $58.3 million for the first quarter of 1996. Sales of Aftermarket heat transfer products increased $1.2 million or 4.5% reflecting the contribution of replacement automotive air conditioning condenser sales from the August 1996 acquisition of Rahn Industries, offset by slightly lower sales of other heat transfer products. Sales of OEM products increased $2.5 million or 8.2% reflecting increased sales of Crew Cabs to Ford Motor Company ("Ford") and modest growth in OEM heat transfer product sales, offset by declines in industrial fabricated components and van conversion sales.

         Gross margins of 22.4% for the first quarter of 1997 were lower than the 23.7% achieved in the same period last year. Gross margins were negatively impacted by price competition in the Aftermarket heat transfer business as well as temporary operating inefficiencies in the OEM heat transfer business related to the plant consolidations and the start up of aluminum heat transfer component production. Lower copper prices partially offset the negative impact of price competition. Gross margins improved in the OEM specialty contract manufacturing business as a result of higher Crew Cab volume while gross margins in the industrial fabricated components and van conversion businesses declined due to lower volume.

         Selling, general and administrative expenses increased $0.8 million or 8.3% over the first quarter of 1996 due in part to the additional selling expenses associated with Rahn Industries (which was acquired in August 1996) as well as the costs associated with the pipeline stocking of Rahn condensers into the Company's extensive Aftermarket distribution network.

         The Company recorded approximately $0.8 million in plant and business consolidation costs in the first quarter of 1997. The costs result from the previously announced actions to consolidate the OEM and Aftermarket heat transfer organizations; to close the New Haven, Connecticut OEM heat transfer product manufacturing plant and move such manufacturing to Jackson, Mississippi; and to close the Peru, Illinois Aftermarket heater manufacturing plant and move such manufacturing to Mexico. As previously reported the total cost of these actions is expected to be approximately $5.5 million on a pre-tax basis. Approximately $5.2 million has been incurred through March 31, 1997 and the remainder is expected to be incurred in the second quarter. Once completed, the ongoing annual pre-tax benefit of these actions is expected to be approximately $5.0 million, a portion of which is expected to be realized during the second half of 1997. See "Forward-Looking Statements - Cautionary Factors" for a discussion of certain factors to consider in connection with the foregoing forward-looking statements.

         Net interest expense was $0.7 million in the first quarter of 1997 compared with $0.8 million in the first quarter of 1996.

         The Company's effective tax rate of 40.5% for the first quarter of 1997 and 40.0% for the first quarter of 1996 is comprised of the U.S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes.

         Earnings per share were $0.15 in the first quarter of 1997 compared with $0.20 in the first quarter of 1996. Before the impact of plant and business consolidation costs, earnings per share were $0.22 in the first quarter of 1997 compared with $0.29 in the comparable period last year.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         The Company is a party to a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement is comprised of a $50 million Revolving Credit Facility and a $25 million Term Loan. The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolving Credit Facility and Term Loan each bear interest at variable rates based on either (i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. The future liquidity and capital needs of the Company in the near term are expected to be met from operations. The Company believes that the Credit Agreement, along with cash flow from operations, will be adequate to meet its anticipated capital expenditure and working capital requirements for the foreseeable future.

         During the first three months of 1997, the Company required $7.1 million of cash to support its operations, primarily as a result of a $7.3 million inventory build up in anticipation of the upcoming selling season for Aftermarket heat transfer products. Capital spending during the first quarter of 1997 totaled $2.8 million. Borrowings under the Credit Agreement increased by $9.5 million to finance these requirements of the Company.

         On January 14, 1997, the Company paid a cash dividend of $0.3 million or $0.05 per common share and on February 19, 1997, the Company declared a cash dividend of $0.3 million or $0.05 per common share payable on April 3, 1997 to holders of record at the close of business on March 6, 1997.

CREW CAB AND DUAL REAR WHEEL CONTRACT

         The Company's largest customer is Ford. The Company is the exclusive supplier of Crew Cabs and Dual Rear Wheel fender panels ("DRW") to Ford under a contract that expired on December 31, 1995. These products are manufactured at the Company's Louisville, Kentucky manufacturing facility which is dedicated solely to their production. As previously reported, in February 1996, Ford notified the Company that Ford plans to move production of Crew Cabs and DRWs in-house in late 1997. The Company anticipates maintaining its position as the exclusive supplier of these products to Ford until that time. However, any decisions relating to the move of Crew Cab and DRW production in-house is solely at Ford's discretion and outside the control of the Company. Accordingly, no assurance can be given that the Company will continue to supply these products until late 1997. Sales of Crew Cabs and DRWs to Ford accounted for 24% of the Company's 1996 annual sales and a significantly greater percentage of 1996 annual profits.

         The Company is attempting to develop new business for the Louisville plant. However, these attempts may not be successful and the Company may be forced to close the Louisville plant. If the Louisville plant is closed, the one-time costs associated with severance and other personnel termination benefits, the settlement of the remaining term of the plant lease and the write off of the undepreciated value of abandoned fixed assets is expected to be between $3.0 million and $4.0 million.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share", whose objective is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard of computing EPS more compatible with international EPS standards. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period EPS data presented must be restated (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of SFAS No. 128. Management estimates that the adoption of SFAS No. 128 will not have a material effect on the EPS of the Company.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, sales and liquidity are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including but not limited to: business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer and product mix, failure to obtain new customers, retain existing customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, and changes in interest rates. In particular, statements regarding the costs associated with the Company's recent plant and business consolidation actions are subject to: changes in severance costs or other logistical costs, delays in installing machinery and equipment at locations to which it was moved and greater than anticipated manufacturing inefficiencies during the transition period. Statements regarding the expected savings from the Company's recent plant and business consolidation actions are subject to: the actual termination of the expected number of employees, the ability to achieve expected manufacturing rates at expected levels of cost at the plants to which manufacturing has been moved and the realization of cost reductions resulting from the shut down or other disposition of vacated facilities. In addition, statements relating to when Ford moves the production of Crew Cabs and DRWs in-house are subject to decisions by Ford that are outside the control of the Company. Statements regarding the costs associated with closing the Louisville plant are subject to: the timing of the move of Crew Cab and DRW production to Ford, the ultimate cost of severance and other employee termination benefits, the ultimate cost of the settlement of the remaining term of the plant lease and the number and undepreciated cost of the assets ultimately abandoned.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on April 23, 1997, two proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

                  NOMINEE                       FOR                 WITHHELD
                  -------                       ---                 --------
           Barry R. Banducci                 5,362,645               33,744
           Henry P. McHale                   5,357,624               38,765
           William J. Abraham, Jr.           5,362,399               33,990
           Philip Wm. Colburn                5,359,798               36,591
           Paul R. Lederer                   5,362,007               34,382
           Sharon M. Oster                   5,361,863               34,526
           F. Alan Smith                     5,339,061               57,328

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the Company for the fiscal year ending December 31, 1997. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote upon such proposal were as follows:

                  FOR                         AGAINST                 ABSTAIN
                  ---                         -------                 -------
               5,379,248                      11,949                   5,192

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 21, 1997, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(11)     Statement Re:  Computation of Earnings Per Common Share

(27)     Financial Data Schedule


There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                                                      EXHIBIT 11

                    COMPUTATION OF EARNINGS PER COMMON SHARE

(amounts in thousands except per share amounts)

                                                                         THREE MONTHS ENDED MARCH 31
                                                                         1997                   1996
                                                                         ----                   ----
Primary Earnings Per Share:
Income Applicable to Common Stock                                       $1,000                 $1,290

Shares
    Weighted average shares outstanding                                  6,592                  6,609
    Dilutive effect of stock options computed by use of treasury
        stock method                                                        38                     25
                                                                        ------                 ------
    Average common and common equivalent shares outstanding              6,630                  6,634
                                                                        ------                 ------
    Earnings Per Share                                                  $  .15(a)              $  .19(a)
                                                                        ======                 ======


(a)   This calculation is submitted in accordance with Regulation S-K item 601
      (b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

      There is no difference between Primary Earnings Per Share and Fully Diluted Earnings Per Share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TRANSPRO, INC.
                             (Registrant)


Date:  May 13, 1997          By: /s/  Henry P. McHale
                                 -----------------------------------------------
                                 Henry P. McHale
                                 President, Chief Executive Officer and Director

Date:  May 13, 1997          By: /s/  John C. Martin, III
                                 -----------------------------------------------
                                 John C. Martin, III
                                 Vice President, Treasurer, Secretary, and
                                 Chief Financial Officer
                                 (Principal Financial Officer)

Date:  May 13, 1997          By: /s/ Timothy E. Coyne
                                 -----------------------------------------------
                                 Timothy E. Coyne
                                 Vice President and Controller
                                 (Principal Accounting Officer)