Form 10-Q
period 1997-06-30
TRANSPRO INC
filed 1997-08-14
CIK 948844

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes [X] No [ ]

      The number of shares of common stock outstanding as of July 31, 1997 was 6,607,428, $.01 par value.

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

        Item 1.    Financial Statements

                   Condensed Consolidated Statements of Income for the
                     three months ended June 30, 1997 and 1996 and the
                     six months ended June 30, 1997 and 1996                                            3

                   Condensed Consolidated Balance Sheets at June 30, 1997 and
                     December 31, 1996                                                                  4

                   Condensed Consolidated Statements of Cash Flows for the six months ended
                     June 30, 1997 and 1996                                                             5

                   Notes to Condensed Consolidated Financial Statements                                 6

        Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                      8

PART II.           OTHER INFORMATION

        Item 4     Submission of Matters to a Vote of Security Holders                                 13

        Item 6.    Exhibits and Reports on Form 8-K                                                    13

        Signatures                                                                                     15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,

                                                1997           1996            1997            1996
                                                ----           ----            ----            ----

SALES                                         $79,303        $69,849        $141,399        $128,187
COST OF SALES                                  58,022         52,960         106,204          97,471
                                              -------        -------        --------        --------
GROSS MARGIN                                   21,281         16,889          35,195          30,716
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      12,487         10,095          23,199          19,982
PLANT AND BUSINESS CONSOLIDATION COSTS             97          1,106             907           2,127
                                              -------        -------        --------        --------
INCOME FROM OPERATIONS                          8,697          5,688          11,089           8,607
NET INTEREST EXPENSE                              902            819           1,615           1,588
                                              -------        -------        --------        --------
INCOME BEFORE TAXES                             7,795          4,869           9,474           7,019
PROVISION FOR INCOME TAXES                      3,156          1,983           3,837           2,843
                                              -------        -------        --------        --------
NET INCOME                                    $ 4,639        $ 2,886        $  5,637        $  4,176
                                              =======        =======        ========        ========

EARNINGS PER COMMON SHARE                     $   .70        $   .43        $    .85        $    .63
                                              =======        =======        ========        ========



CASH DIVIDENDS PER COMMON SHARE               $   .05        $   .05        $    .10        $    .10
                                              =======        =======        ========        ========


AVERAGE COMMON SHARES OUTSTANDING               6,604          6,588           6,599           6,601
                                              =======        =======        ========        ========


        The accompanying notes are an integral part of these statements.

The EPS effect of the plant and business consolidation costs is $.01 and $.10, respectively, during the second quarter of 1997 and 1996 and $.08 and $.19, respectively, during the first half of 1997 and 1996.

                                 TRANSPRO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

                                                                                      JUNE 30,          DECEMBER 31,
                                                                                        1997                1996
                                                                                    ------------        -----------
                                    ASSETS                                           (Unaudited)


Current assets:
      Cash and cash equivalents                                                         $   2,981         $     920
      Accounts receivable  (less allowances of $3,024 and $3,378)                          44,786            35,936
      Inventories:
           Raw materials                                                                   14,427            13,218
           Work in process                                                                  7,766             8,198
           Finished goods                                                                  42,535            31,513
                                                                                        ---------         ---------
               Total inventories                                                           64,728            52,929
                                                                                        ---------         ---------

      Deferred income tax benefit                                                           2,987             3,343
      Other current assets                                                                  1,462             1,609
                                                                                        ---------         ---------
Total current assets                                                                      116,944            94,737
                                                                                        ---------         ---------

Property, plant and equipment                                                              88,652            85,490
Less accumulated depreciation                                                              50,094            47,551
                                                                                        ---------         ---------
Net property, plant and equipment                                                          38,558            37,939
                                                                                        ---------         ---------

Deferred start-up costs                                                                       924             1,446
Goodwill, net                                                                               2,340             2,241
Other assets                                                                                3,596             3,903
                                                                                        ---------         ---------
Total assets                                                                            $ 162,362         $ 140,266
                                                                                        =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                  $  15,677        $   12,207
      Current maturities of long-term debt                                                  5,000             5,000
      Accrued insurance                                                                     5,323             6,011
      Accrued salaries and wages                                                            5,577             5,610
      Accrued taxes                                                                         3,488             2,054
      Accrued plant and business consolidation charges                                        474             1,146
      Accrued expenses                                                                      7,109             6,548
                                                                                        ---------         ---------
Total current liabilities                                                                  42,648            38,576
                                                                                        ---------         ---------
Long-term liabilities:
      Long-term debt                                                                       47,802            33,917
      Retirement and postretirement obligations                                             6,549             6,470
      Deferred income taxes                                                                 1,541             1,800
      Other liabilities                                                                       245               807
                                                                                        ---------         ---------
Total liabilities                                                                          98,785            81,570
                                                                                        ---------         ---------

Stockholders' equity:
      Preferred stock, $.01 par value:                                                      - - -             - - -
           Authorized 2,500,000 shares; none issued at June 30, 1997 and
           December 31, 1996
      Common stock, $.01 par value:                                                            66                66
           Authorized 17,500,000 shares; issued 6,679,539 shares at June 30,
           1997 and 6,661,139 shares at December 31, 1996
      Paid-in capital                                                                      52,203            52,061
      Treasury stock at cost,
         72,111 shares at June 30, 1997 and 69,304 shares at December 31, 1996                (26)            - - -
      Unearned compensation                                                                  (445)             (346)
      Retained earnings                                                                    13,008             8,030
      Translation adjustment                                                                 (296)             (182)
      Adjustment for minimum pension liability                                               (933)             (933)
                                                                                        ---------         ---------
Total stockholders' equity                                                                 63,577            58,696
                                                                                        ---------         ---------
Total liabilities and stockholders' equity                                              $ 162,362         $ 140,266
                                                                                        =========         =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(amounts in thousands)

                                                                                       SIX MONTHS ENDED
                                                                                             JUNE 30,

                                                                                     1997            1996
                                                                                   --------         -------
Cash flows from operating activities:
      Net income                                                                   $  5,637         $ 4,176
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               3,483           3,856
          Provision for losses - accounts receivable                                    745             459
      Change in:
         Accounts receivable                                                         (9,595)         (6,474)
         Inventory                                                                  (11,799)         (3,551)
         Accounts payable                                                             3,470          (1,118)
         Accrued expenses                                                               602           2,027
         Other                                                                          (13)           (504)
                                                                                   --------         -------
Cash used in operating activities                                                    (7,470)         (1,129)
                                                                                   --------         -------

Cash flows from investing activities:
      Capital expenditures                                                           (3,680)         (2,680)
      Sales and retirements of fixed assets, net                                         46               3
                                                                                   --------         -------
Cash used in investing activities                                                    (3,634)         (2,677)
                                                                                   --------         -------

Cash flows from financing activities:
      Dividends paid                                                                   (659)           (661)
      Purchase of treasury stock                                                        (26)          - - -
      Repayments of long-term debt and current maturities of long-term debt          (2,500)         (3,950)
      Borrowings of long-term debt                                                   16,350           9,149
                                                                                   --------         -------
Cash provided by financing activities                                                13,165           4,538
                                                                                   --------         -------

Increase in cash and cash equivalents                                                 2,061             732
Cash and cash equivalents:
      Beginning of period                                                               920           - - -
                                                                                   --------         -------
      End of period                                                                $  2,981         $   732
                                                                                   ========         =======

Interest paid                                                                      $  1,533         $ 1,529
Taxes paid (net of refunds)                                                        $  2,531         $ 3,932



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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited financial statements. All such adjustments are of a normal recurring nature. Certain items reported in prior condensed consolidated financial statements have been reclassified to conform with the presentation of the current condensed consolidated financial statements. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 3 - FINANCING

         In September 1995, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement expires in October, 2000, and is comprised of a $50 million Revolving Credit Facility and a $25 million Term Loan. The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolving Credit Facility and Term Loan will each bear interest at variable rates based on either (i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. The Credit Agreement calls for a commitment fee payable quarterly, in arrears, of .25% on the average daily unused portion. The Credit Agreement contains certain financial covenants which place limits on dividend payments in excess of $3.6 million per year and current year capital expenditures in excess of 140% of the prior fiscal year's depreciation expense unless certain financial ratios are attained. At June 30, 1997, borrowings were approximately $16.3 million under the Term Loan and $24.0 million under the Revolving Credit Facility. The Company entered into a two year interest rate swap agreement to fix the interest rate on $25 million of borrowings at 6.85% through December 29, 1997. Outstanding letters of credit totaled approximately $18.7 million at June 30, 1997. In addition, borrowings under floating rate industrial revenue bonds totalled $13.0 million at June 30, 1997. The bonds bear interest based upon a short-term tax-exempt bond index and $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013.

NOTE 4 - TREASURY STOCK

         As part of the spin-off transaction from Allen Telecom Inc. in 1995, the Company acquired 69,304 shares of its Common Stock at zero cost. In 1997, the Company repurchased 2,807 shares of its Common Stock at a cost of approximately $26,000. All of the foregoing shares of Common Stock are held by the Company as treasury stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED JUNE 30, 1997 VERSUS QUARTER ENDED JUNE 30, 1996

         Net sales for the second quarter of 1997 increased 14% to $79.3 million compared with $69.8 million for the second quarter of 1996. Sales of Aftermarket heat transfer products increased $2.2 million or 6% reflecting the inclusion of replacement automotive air conditioning condenser sales from the August 1996 acquisition of Rahn Industries, offset by slightly lower sales of other aftermarket heat transfer products due to general softness in the automotive aftermarket. Sales of OEM products increased $7.2 million or 21% reflecting the impact of a large van conversion order from Ford Motor Company ("Ford") for the United States Postal Service delivery fleet, which reached full production and shipment levels in the quarter, and, to a lesser extent, increased sales of Crew Cabs to Ford. The Ford United States Postal Service order is expected to be completed early in the fourth quarter of 1997. Sales of OEM fabricated metal products and OEM heat transfer products were unchanged from the levels of a year ago.

         Gross margins of 26.8% for the second quarter of 1997 were higher than the 24.2% achieved in the comparable period last year. In the Aftermarket heat transfer business, a modest improvement in gross margins resulted primarily from lower copper costs. Gross margins improved in the OEM specialty contract manufacturing and van conversion businesses as a result of better overhead absorption due to higher sales volumes coupled with a more favorable product mix. Gross margins in the OEM fabricated metal products business improved slightly due to somewhat better manufacturing efficiencies resulting from cost reduction programs implemented during the first quarter of 1997. Gross margins in the OEM heat transfer business were negatively impacted by continued operating inefficiencies related to the relocation and consolidation of certain manufacturing operations and the start up of aluminum heat transfer production.

         Selling, general and administrative expenses increased $2.4 million or 24% over the second quarter of 1996 due to the incremental expenses associated with the inclusion of the Rahn Industries business as well as additional sales personnel and increased marketing efforts in the automotive Aftermarket and fabricated metal products market.

         The previously announced actions to consolidate the OEM and Aftermarket heat transfer organizations, to relocate and consolidate the New Haven, Connecticut OEM heat transfer production into the existing Jackson, Mississippi manufacturing plant and to close the Peru, Illinois Aftermarket heater manufacturing plant and move such manufacturing to Mexico were completed during the second quarter of 1997. The total cost of these actions totaled approximately $5.2 million on a pre-tax basis, of which a minimal amount was incurred in the second quarter of 1997 and approximately $0.9 million was incurred in the first six months of 1997. The ongoing annual pre-tax savings benefit of these actions is expected to approximate $5.0 million. Only a portion of this estimated savings is expected to be realized during the second half of 1997 as manufacturing rates and efficiencies for transferred products improve. See "Forward-Looking Statements - Cautionary Factors" for a discussion of certain factors to consider in connection with the foregoing forward-looking statements.

         Net interest expense increased to $0.9 million in the second quarter of 1997 from $0.8 million in the second quarter of 1996 as a result of higher borrowings under the Revolving Credit and Term Loan Agreement to finance higher levels of accounts receivable and inventory.

         The Company's effective tax rate of 40.5% for the second quarter of 1997 and 40.7% for the second quarter of 1996 is comprised of the U.S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes.

         Earnings per share were $0.70 in the second quarter of 1997 compared with $0.43 in the second quarter of 1996. Before the impact of plant and business consolidation costs, earnings per share were $0.71 in the second quarter of 1997 compared with $0.53 in the comparable period last year.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

         Net sales for the first six months of 1997 were $141.4 million versus $128.2 million for the comparable period in 1996, an increase of 10%. Sales of Aftermarket heat transfer products increased $3.4 million or 5% as a result of sales of replacement automotive air conditioning condensers arising from the August 1996 acquisition of Rahn Industries, offset by slightly lower sales of other Aftermarket heat transfer products due to general softness in the automotive Aftermarket. OEM product sales increased $13.2 million or 10% reflecting increased sales of Crew Cabs to Ford and the impact of the van conversion order from Ford for the United States Postal Service as well as a modest increase in sales of OEM heat transfer products. OEM fabricated metal products sales were flat.

         Gross margins in the first half of 1997 were 24.9% versus 24.0% for the first six months of 1996. For the six months, gross margins in the OEM specialty contract manufacturing and van conversion businesses improved as a result of better overhead absorption due to higher sales volumes. In the OEM fabricated metal products business, gross margins improved slightly due to higher manufacturing efficiencies resulting from cost reduction programs implemented in the first quarter of 1997. Gross margins in the Aftermarket heat transfer business were negatively impacted by price competition in the first quarter and early second quarter of 1997, the effects of which were partially offset by lower copper cost. Gross margins in the OEM heat transfer business continue to suffer from operating inefficiencies related to the relocation and consolidation of certain manufacturing operations as well as the start up of aluminum heat transfer production.

         Selling, general and administrative expenses for the first six months of 1997 were $23.2 million versus $20.0 million for the same period in 1996, an increase of $3.2 million or 16% due to the incremental expenses resulting from the inclusion of the Rahn Industries business as well as additional sales personnel and increased marketing efforts in the automotive Aftermarket and fabricated metal products market.

         The Company recorded $0.9 million in plant and business consolidation costs in the first half of 1997 compared with $2.1 million in the comparable period of 1996.

         Net Interest expense was $1.6 million for the first six months of 1997 and 1996.

         The Company's effective tax rate of 40.5% was consistent with prior years.

         Earnings per share were $0.85 in the first half of 1997 compared with $0.63 in the first half of 1996. Before the impact of plant and business consolidation costs, earnings per share were $0.93 in the first six months of 1997 compared with $0.82 in the comparable period last year.

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

         During the first six months of 1997, the Company required $7.5 million of cash to support its operations. The cash required to support seasonal increases of $9.6 million in accounts receivable and $11.8 million in inventory was partially offset by net income before depreciation and amortization which totaled $9.1 million and an increase in accounts payable of $3.5 million. During the first half of 1997, capital spending totaled $3.7 million and the Company paid dividends of $0.7 million. Net borrowings under the Credit Agreement increased by $13.9 million during the first six months of 1997 to finance the requirements of the Company.

         On April 23, 1997, the Company declared a cash dividend of $0.3 million or $0.05 per common share payable on July 2, 1997 to holders of record at the close of business on June 4, 1997.

END OF CREW CAB AND DUAL REAR WHEEL CONTRACT

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

         The Company is attempting to develop new business for the Louisville plant. However, these attempts may not be successful and the Company may be forced to close the Louisville plant. If the Louisville plant is closed, the one-time costs associated with severance and other personnel termination benefits, the settlement of the remaining term of the plant lease and the write-off of the undepreciated value of abandoned fixed assets is expected to be between $3.0 million and $4.0 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," whose objective is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard of computing EPS more compatible with international EPS standards. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period EPS data presented must be restated (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of SFAS No. 128. Management estimates that the adoption of SFAS No. 128 will not have a material effect on the EPS of the Company.

         In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which requires an entity to report and display comprehensive income and its components in a separate financial statement displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting form investments by owners and distributions to owners. Comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as presented in the income statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires the reclassification of financial statements for earlier periods provided for comparative purposes. The impact of the adoption of SFAS No. 130 has not been determined at this time.

         Also in June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires that public business enterprises report financial and descriptive information about its reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Operating segments are defined as those components of an enterprise about which separate financial information is available that is regularly used internally by the chief operating decision maker in evaluating segment performance and in deciding how to allocate resources to segments. SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The impact of the adoption of SFAS No. 131 has not been determined at this time.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, sales and liquidity are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including but not limited to: business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer and product mix, failure to obtain new customers, retain existing customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, and changes in interest rates. In particular, statements regarding the expected savings from the Company's recent plant and business consolidation actions are subject to the actual termination of the expected number of employees, the ability to achieve expected manufacturing rates at expected levels of cost at the plants to which manufacturing has been moved and the realization of cost reductions resulting from the shut down or other disposition of vacated facilities. In addition, statements relating to when Ford moves the production of Crew Cabs and DRWs in-house are subject to decisions by Ford that are outside the control of the Company. Statements regarding the costs associated with closing the Louisville plant are subject to the timing of the move of Crew Cab and DRW production to Ford, the ultimate cost of severance and other employee termination benefits, the ultimate cost of the settlement of the remaining term of the plant lease and the number and undepreciated cost of the assets ultimately abandoned.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(11)     Statement re: Computation of Earnings Per Common Share

(27)     Financial Data Schedule


There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                                                      EXHIBIT 11

                    COMPUTATION OF EARNINGS PER COMMON SHARE

(amounts in thousands except per share amounts)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,

                                                      1997          1996          1997          1996
                                                     ------        ------        ------        ------
Primary Earnings Per Share:
Income Applicable to Common Stock                    $4,639        $2,886        $5,637        $4,176

Shares
    Weighted average shares outstanding               6,604         6,588         6,599         6,601
    Dilutive effect of stock options computed
      by use of treasury stock method                    19             1            24            15
                                                     ------        ------        ------        ------
    Average common and common equivalent
      shares outstanding                              6,623         6,589         6,623         6,616
                                                     ------        ------        ------        ------
    Earnings Per Share                               $  .70 (a)    $  .43 (a)    $  .85 (a)    $  .63 (a)
                                                     ======        ======        ======        ======


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


                                     TRANSPRO, INC.
                                     (Registrant)



Date:  August 13, 1997               By:     /s/  Henry P. McHale
                                           -----------------------------------------------------------
                                             Henry P. McHale
                                             President, Chief Executive Officer and Director

Date:  August 13, 1997               By:     /s/  John C. Martin, III
                                           -----------------------------------------------------------
                                             John C. Martin, III
                                             Vice President, Treasurer, Secretary, and Chief Financial
                                             Officer
                                             (Principal Financial Officer)

Date:  August 13, 1997               By:     /s/ Timothy E. Coyne
                                           -----------------------------------------------------------
                                             Timothy E. Coyne
                                             Vice President and Controller
                                             (Principal Accounting Officer)