Form 10-Q
period 1997-09-30
TRANSPRO INC
filed 1997-11-14
CIK 948844

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of October 31, 1997 was 6,611,460.

Exhibit Index is on page 13 of this report.

                                      INDEX

                                                                                             Page No.
PART I.                   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Statements of Income for the three  months ended
             September 30, 1997 and 1996 and the nine months ended September 30, 1997           3
             and 1996

           Condensed Consolidated Balance Sheets at September 30, 1997 and
             December 31, 1996                                                                  4

           Condensed Consolidated Statements of Cash Flows for the nine months ended
            September  30, 1997 and 1996                                                        5

           Notes to Condensed Consolidated Financial Statements                                 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                      8

PART II.                  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                                    13

Signatures                                                                                     14

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,

                                                           1997           1996           1997           1996
                                                         --------       --------       --------       --------
SALES                                                    $ 80,181       $ 72,501       $221,580       $200,688
COST OF SALES                                              61,025         56,082        167,229        153,553
                                                         --------       --------       --------       --------
GROSS MARGIN                                               19,156         16,419         54,351         47,135
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  11,894          9,746         35,093         29,728
PLANT AND BUSINESS CONSOLIDATION AND CLOSURE COSTS          3,052            549          3,959          2,676
                                                         --------       --------       --------       --------
INCOME FROM OPERATIONS                                      4,210          6,124         15,299         14,731
NET INTEREST EXPENSE                                          819            679          2,434          2,267
                                                         --------       --------       --------       --------
INCOME BEFORE TAXES                                         3,391          5,445         12,865         12,464
PROVISION FOR INCOME TAXES                                  1,373          2,205          5,210          5,048
                                                         --------       --------       --------       --------
NET INCOME                                               $  2,018       $  3,240       $  7,655       $  7,416
                                                         ========       ========       ========       ========

EARNINGS PER COMMON SHARE                                $    .31       $    .49       $   1.16       $   1.12
                                                         ========       ========       ========       ========


CASH DIVIDENDS PER COMMON SHARE                          $    .05       $    .05       $    .15       $    .15
                                                         ========       ========       ========       ========


AVERAGE COMMON SHARES OUTSTANDING                           6,609          6,591          6,602          6,598
                                                         ========       ========       ========       ========



        The accompanying notes are an integral part of these statements.

The EPS effect of the plant and business consolidation and closure costs is $.27 and $.05, respectively, during the third quarter of 1997 and 1996 and $.35 and $.24, respectively, during the first nine months of 1997 and 1996.

                                 TRANSPRO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                     ASSETS                                          1997            1996
                                                                                  -----------      ---------
                                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $   1,284        $     920
     Accounts receivable  (less allowances of $2,614 and $3,378)                     46,049           35,936
     Inventories:
         Raw materials                                                               14,012           13,218
         Work in process                                                              8,648            8,198
         Finished goods                                                              38,944           31,513
                                                                                  ---------        ---------
              Total inventories                                                      61,604           52,929
                                                                                  ---------        ---------

     Deferred income tax benefit                                                      3,276            3,343
     Other current assets                                                             1,729            1,609
                                                                                  ---------        ---------
Total current assets                                                                113,942           94,737
                                                                                  ---------        ---------

Property, plant and equipment                                                        89,686           85,490
Less accumulated depreciation                                                        51,603           47,551
                                                                                  ---------        ---------
Net property, plant and equipment                                                    38,083           37,939
                                                                                  ---------        ---------

Deferred start-up costs                                                                 663            1,446
Goodwill, net                                                                         2,310            2,241
Other assets                                                                          3,463            3,903
                                                                                  ---------        ---------
Total assets                                                                      $ 158,461        $ 140,266
                                                                                  =========        =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $  15,626        $  12,207
     Current maturities of long-term debt                                             5,000            5,000
     Accrued insurance                                                                5,351            6,011
     Accrued salaries and wages                                                       5,868            5,610
     Accrued taxes                                                                    3,168            2,054
     Accrued plant and business consolidation and closure costs                       3,484            1,146
     Accrued expenses                                                                 7,022            6,548
                                                                                  ---------        ---------
Total current liabilities                                                            45,519           38,576
                                                                                  ---------        ---------
Long- term liabilities:
     Long-term debt                                                                  38,970           33,917
     Retirement and postretirement obligations                                        6,589            6,470
     Deferred income taxes                                                            1,754            1,800
     Other liabilities                                                                  219              807
                                                                                  ---------        ---------
Total liabilities                                                                    93,051           81,570
                                                                                  ---------        ---------

Stockholders' equity:
     Preferred stock, $.01 par value:                                                    --               --
         Authorized 2,500,000 shares; none issued at September 30, 1997 and
           December 31, 1996
     Common stock, $.01 par value:                                                       66               66
         Authorized 17,500,000 shares; issued 6,683,571 shares at
           September 30, 1997 and 6,661,139 shares at December 31, 1996
     Paid-in capital                                                                 52,227           52,061
     Treasury stock at cost,
         72,111 shares at September 30, 1997 and 69,304 shares at December              (26)              --
         31, 1996
     Unearned compensation                                                             (417)            (346)
     Retained earnings                                                               14,694            8,030
     Translation adjustment                                                            (201)            (182)
     Adjustment for minimum pension liability                                          (933)            (933)
                                                                                  ---------        ---------
Total stockholders' equity                                                           65,410           58,696
                                                                                  ---------        ---------
Total liabilities and stockholders' equity                                        $ 158,461        $ 140,266
                                                                                  =========        =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(amounts in thousands)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               1997            1996
                                                                                             --------        --------
Cash flows from operating activities:
     Net income                                                                              $  7,655        $  7,416
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                          5,895           5,704
         Provision for losses - accounts receivable                                             1,097             688
     Change in:
         Accounts receivable                                                                  (11,210)         (7,441)
         Inventory                                                                             (8,675)          1,617
         Accounts payable                                                                       3,419            (865)
         Accrued expenses                                                                       3,524           1,062
         Other                                                                                    249              61
                                                                                             --------        --------
Cash provided by operating activities                                                           1,954           8,242
                                                                                             --------        --------

Cash flows from investing activities:
     Capital expenditures                                                                      (5,636)         (3,984)
     Sales and retirements of fixed assets, net                                                    39              76
     Acquisition of Rahn Industries, Inc., net of cash acquired                                    --          (5,205)
                                                                                             --------        --------
Cash used in investing activities                                                              (5,597)         (9,113)
                                                                                             --------        --------

Cash flows from financing activities:
     Exercise of stock options                                                                     24               6
     Dividends paid                                                                              (991)           (990)
     Purchase of treasury stock                                                                   (26)             --
     Repayments of long-term debt and current maturities of long-term debt                     (3,750)         (5,200)
     Borrowings of long-term debt                                                               8,750           8,050
                                                                                             --------        --------
Cash provided by financing activities                                                           4,007           1,866
                                                                                             --------        --------

Increase in cash and cash equivalents                                                             364             995
Cash and cash equivalents:
     Beginning of period                                                                          920              --
                                                                                             --------        --------
     End of period                                                                           $  1,284        $    995
                                                                                             ========        ========

Interest paid                                                                                $  2,406        $  2,396
Taxes paid (net of refunds)                                                                  $  4,176        $  8,418


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Certain items reported in prior condensed consolidated financial statements have been reclassified to conform with the presentation of the current condensed consolidated financial statements. The December 31, 1996 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 3 - PLANT AND BUSINESS CONSOLIDATION AND CLOSURE COSTS

         The Company recorded approximately $3.2 million of plant and business consolidation and closure costs during the third quarter of 1997 for all of the expected expenses in connection with the expected closing of the Company's Louisville, Kentucky plant as a result of Ford's decision to move the production of Crew Cab and DRW components in-house in late 1997. See "End of Crew Cab and Dual Rear Wheel Contract" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of this matter. These costs are included on the September 30, 1997 balance sheet as accrued plant and business consolidation and closure costs and include approximately $1.5 million of severance and other employee termination costs for the approximately 200 employees at the Louisville plant and approximately $1.7 million for facility lease cancellation penalties and the abandonment of the fixed assets utilized at the plant. Substantially all of the severance and other employee termination costs are expected to be paid in 1997. The lease cancellation penalties are expected to be paid in 1998. This one-time charge was offset by the reversal of previously recorded employee termination benefits of $0.1 million related to the previously announced consolidation of OEM heat transfer production into Jackson, Mississippi.

NOTE 4 - FINANCING

         In September 1995, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement expires in October, 2000, and is comprised of a $50 million Revolving Credit Facility and a $25 million Term Loan. The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolving Credit Facility and Term Loan will each bear interest at variable rates based on either (i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. The Credit Agreement calls for a commitment fee payable quarterly, in arrears, of .25% on the average daily unused portion. The Credit Agreement contains certain financial covenants which place limits on dividend payments in excess of $3.6 million per year and current year capital expenditures in excess of 140% of the prior fiscal year's depreciation expense unless certain financial ratios are attained. At September 30, 1997, borrowings were $15.0 million under the Term Loan and $16.4 million under the Revolving Credit Facility. The Company entered into a two year interest rate swap agreement to fix the interest rate on $25 million of borrowings at 6.85% through December 29, 1997. Outstanding letters of credit totaled approximately $19.0 million at September 30, 1997. Of this amount, approximately $13.0 million of letters of credit supported borrowings under floating rate industrial revenue bonds, of which $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index.

NOTE 5 - TREASURY STOCK

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 1997 VERSUS QUARTER ENDED SEPTEMBER 30, 1996

         Net sales for the third quarter of 1997 increased 11% to $80.2 million compared with $72.5 million for the third quarter of 1996. Sales of Aftermarket heat transfer products increased $2.8 million or 7% reflecting a full quarter's inclusion of replacement automotive air conditioning condenser sales from the August 1996 acquisition of Rahn Industries, coupled with higher sales of other aftermarket heat transfer products. Sales of OEM products increased $4.9 million or 16% reflecting the impact of a large van conversion order from Ford Motor Company ("Ford") for the United States Postal Service delivery fleet, which is expected to be completed early in the fourth quarter of 1997. An 8% decline in sales of Crew Cabs to Ford resulting from lower daily shipment rates compared with the year ago quarter was offset by an increase in sales of OEM fabricated metal products. Sales of OEM heat transfer products were unchanged from the levels of a year ago.

         Gross margins of 23.9% for the third quarter of 1997 were higher than the 22.6% achieved in the comparable period last year. The OEM heat transfer business experienced significant negative gross margins in the third quarter of 1997 as a result of continued operating inefficiencies related to the relocation and consolidation of certain manufacturing operations. The operating inefficiencies associated with the OEM heat transfer plant consolidation have exceeded the Company's original estimates and have persisted for a longer period of time than anticipated. As a result, the cost savings goals related to the plant consolidations in the OEM heat transfer business have not been realized. In the Aftermarket heat transfer business, margins were flat year over year as the impact of price competition was offset by lower copper costs. Crew Cab margins declined due to lower volume, while gross margins improved in the van conversion business due to the additional volume from the Ford Postal Service order. Gross margins in the OEM fabricated metal products business improved as a result of better manufacturing efficiencies resulting from cost reduction programs implemented during the first quarter of 1997 and higher overhead absorption related to the additional component production volume for the Ford Postal Service order.

         Selling, general and administrative expenses increased $2.1 million or 22% over the third quarter of 1996 due to the incremental expenses associated with the inclusion of the Rahn Industries business for a full quarter as well as additional sales personnel and increased marketing efforts in the heat transfer Aftermarket.

         The Company recorded a one-time pre-tax charge of $3.2 million in the third quarter of 1997 associated with the expected closing in the fourth quarter of 1997 of the Company's Louisville, Kentucky plant as a result of the previously announced decision by Ford to take Crew Cab/Dual Rear Wheel ("DRW") pickup truck component production in-house. See "End of Crew Cab and Dual Rear Wheel Contract" below for a discussion of this matter. This one-time charge was offset by the reversal of previously recorded employee termination benefits of $0.1 million related to the previously announced consolidation of OEM heat transfer production into Jackson, Mississippi. In the third quarter of 1996, the Company recorded pre-tax costs of $0.5 million associated with previously announced consolidation actions of its OEM and Aftermarket Heat Transfer businesses. See "Forward-Looking Statements - Cautionary Factors" below for a discussion of certain factors to consider in connection with the foregoing forward-looking statements.

         Net interest expense increased to $0.8 million in the third quarter of 1997 from $0.7 million in the third quarter of 1996 as a result of higher borrowings under the Revolving Credit and Term Loan Agreement to finance higher levels of accounts receivable and inventory.

         The Company's effective tax rate of 40.5% for the third quarter of 1997 and 1996 is comprised of the U.S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes.

         Earnings per share were $0.31 in the third quarter of 1997 compared with $0.49 in the third quarter of 1996. Before the impact of plant and business consolidation and closure costs, earnings per share were $0.58 in the third quarter of 1997 compared with $0.54 in the comparable period last year.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the first nine months of 1997 were $221.6 million versus $200.7 million for the comparable period in 1996, an increase of 10%. Sales of Aftermarket heat transfer products increased $6.2 million or 6% as a result of sales of replacement automotive air conditioning condensers arising from the August 1996 acquisition of Rahn Industries, offset by slightly lower sales of other Aftermarket heat transfer products due to general softness in the automotive Aftermarket. OEM product sales increased $14.7 million or 15% reflecting the impact of the Ford Postal Service van conversion order, increased sales of Crew Cabs to Ford and a modest increase in sales of OEM fabricated metal products. OEM heat transfer products sales were flat.

         Gross margins in the first nine months of 1997 were 24.5% versus 23.5% for the first nine months of 1996. For the nine months, continued operating inefficiencies related to the relocation and consolidation of certain manufacturing operations and the start up of aluminum heat transfer production in the OEM heat transfer business resulted in negative gross margins, the major portion of which was generated in the third quarter. Gross margins in the Aftermarket heat transfer business were negatively impacted by price competition, the effects of which were substantially offset by lower copper costs. Gross margins in the OEM specialty contract manufacturing and van conversion businesses improved as a result of better overhead absorption due to the higher sales volumes related to Crew Cabs and the Ford Postal Service order, respectively. In the OEM fabricated metal products business, gross margins improved due to higher manufacturing efficiencies resulting from cost reduction programs implemented in the first quarter of 1997 and higher overhead absorption related to the additional component production volume for the Ford Postal Service order.

         Selling, general and administrative expenses for the first nine months of 1997 were $35.1 million versus $29.7 million for the same period in 1996, an increase of $5.4 million or 18% due to the incremental expenses resulting from the inclusion of the Rahn Industries business as well as additional sales personnel and increased marketing efforts in the heat transfer Aftermarket and OEM fabricated metal products market.

         The Company recorded pre-tax charges of $4.0 million for plant and business consolidation and closure costs in the first nine months of 1997, of which $3.2 million related to the closure of the Company's Louisville, Kentucky plant, $0.9 million related to previously announced consolidation actions of the OEM and Aftermarket heat transfer businesses and $0.1 million related to the reversal of previously recorded employee termination benefits associated with the previously announced consolidation of OEM heat transfer production into Jackson, Mississippi. In the first nine months of 1996, the Company recorded $2.7 million in plant and business consolidation and closure costs related to previously announced consolidation actions of the OEM and Aftermarket heat transfer businesses.

         Net Interest expense was $2.4 million for the first nine months of 1997 compared with $2.3 million for the comparable 1996 period due to higher borrowings under the Revolving Credit and Term Loan Agreement to finance higher levels of accounts receivable and inventory.

         The Company's effective tax rate of 40.5% is comprised of the U.S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes and was consistent with the prior year.

         Earnings per share were $1.16 in the first nine months of 1997 compared with $1.12 in the first nine months of 1996. Before the impact of plant and business consolidation and closure costs, earnings per share were $1.51 in the first nine months of 1997 compared with $1.36 in the comparable period last year.

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

         During the first nine months of 1997, the Company generated $2.0 million of cash from operations. Positive cash flow of $21.8 million generated from net income before non-cash charges for depreciation and amortization and the provision for losses on accounts receivable and an increase in accounts payable and accrued expenses was offset by an increase of $11.2 million in accounts receivable and $8.7 million in inventory. During the first nine months of 1997, capital spending totaled $5.6 million and the Company paid dividends of $1.0 million. Net borrowings under the Credit Agreement increased by $5.0 million during the first nine months of 1997 to finance the operations of the Company.

END OF CREW CAB AND DUAL REAR WHEEL CONTRACT

         The Company's largest customer is Ford. The Company is the exclusive supplier of the cab portion of Ford's Crew Cab pickup truck and the rear fender panel for Ford's Dual Rear Wheel pickup truck under a five-year contract that expired on December 31, 1995. The Company's manufacturing facility in Louisville, Kentucky is dedicated solely to the production of Crew Cab and DRW components. During 1996 and 1995, Ford accounted for approximately 24% and 38%, respectively, of the Company's net sales and a significantly greater portion of the Company's total 1996 and 1995 profits as a result of the higher margins and significantly lower selling, distribution and administrative costs associated with the Ford contract compared with the average of the Company's other businesses.

         In early 1996, Ford notified the Company that Ford planned to move the production of Crew Cab and DRW components in-house in late 1997. Attempts to develop new business for the Louisville plant have been unsuccessful and, accordingly, the Company expects to close the Louisville plant in the fourth quarter of 1997. Consequently, in the third quarter of 1997, the Company recorded a one-time pre-tax charge of approximately $3.2 million for all of the expected costs in connection with the Louisville plant closure. These costs are included on the September 30, 1997 balance sheet as accrued plant and business consolidation and closure costs and include approximately $1.5 million of severance and other employee termination costs for the approximately 200 employees at the Louisville plant and approximately $1.7 million for facility lease cancellation penalties and the abandonment of the fixed assets utilized at the plant. Substantially all of the severance and other employee termination costs are expected to be paid in 1997. The lease cancellation penalties are expected to be paid in 1998.

TRENDS AND OUTLOOK

         The results for the first nine months of 1997 in the Aftermarket and OEM heat transfer businesses were below the Company's expectations as a result of market softness and price competition in the heat transfer Aftermarket and the operating inefficiencies experienced in the OEM heat transfer business. For the remainder of the year and into 1998, the automotive aftermarket is expected to remain soft and price competition is expected to continue. Operating inefficiencies related to plant consolidations in the OEM heat transfer business have significantly exceeded estimates and have prevented the cost savings goals previously anticipated from being realized thus far. No cost savings as a result of the OEM heat transfer plant consolidations are now anticipated in 1997. As a result of these adverse conditions, progress toward replacing the earnings generated by the Crew Cab/DRW program has been slower than expected and Crew Cab/DRW related earnings therefore constitute a more significant portion of the Company's total earnings than previously anticipated.

         As a result of the end of the Crew Cab/DRW program, the Company's net income for 1998 and beyond will be significantly negatively affected until the earnings generated by this program can be replaced by a combination of cost savings measures and strategic growth initiatives in the core businesses. In addition, the adverse factors discussed above will exacerbate the impact of the end of the Crew Cab/DRW contract and the normal seasonal variations in the first and fourth quarters in the Company's remaining operations will become more pronounced.

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

         In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which requires an entity to report and display comprehensive income and its components in a separate financial statement displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as presented in the income statement. SFAS No. 130 is effective for fiscal years beginning after December

15, 1997 and requires the reclassification of financial statements for earlier periods provided for comparative purposes. The impact of the adoption of SFAS No. 130 has not been determined at this time.

         Also in June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Operating segments are defined as those components of an enterprise about which separate financial information is available that is regularly used internally by the chief operating decision maker in evaluating segment performance and in deciding how to allocate resources to segments. SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The impact of the adoption of SFAS No. 131 has not been determined at this time.

FORWARD-LOOKING STATEMENTS -- CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, net income, sales and liquidity are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including but not limited to: business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, the financial impact of the loss of the Crew Cab and DRW business from Ford, the effect of the Company's restructuring actions, changes in customer and product mix, failure to obtain new customers, retain existing customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, and changes in interest rates. In particular, statements relating to when Ford moves the production of Crew Cabs and DRWs in-house are subject to decisions by Ford that are outside the control of the Company. Statements regarding the costs associated with closing the Louisville plant are subject to the timing of the move of Crew Cab and DRW production to Ford, the ultimate cost of severance and other employee termination benefits, the ultimate cost of the settlement of the remaining term of the plant lease and the number and undepreciated cost of the assets ultimately abandoned.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(11)     Statement re:  Computation of Earnings Per Common Share

(27)     Financial Data Schedule


 There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TRANSPRO, INC.
                         (Registrant)


Date: November 12, 1997  By:    /s/  Henry P. McHale
                                ------------------------------------------------
                                Henry P. McHale
                                President, Chief Executive Officer and Director

Date: November 12, 1997  By:    /s/  John C. Martin, III
                                ------------------------------------------------
                                John C. Martin, III
                                Vice President, Treasurer, Secretary, and Chief
                                Financial Officer
                                (Principal Financial Officer)

Date: November 12, 1997  By:    /s/ Timothy E. Coyne
                                ------------------------------------------------
                                Timothy E. Coyne
                                Vice President and Controller
                                (Principal Accounting Officer)

                                                                      EXHIBIT 11

                    COMPUTATION OF EARNINGS PER COMMON SHARE

(Unaudited)
(amounts in thousands except per share amounts)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,

                                                     1997            1996            1997            1996
                                                    ------          ------          ------          ------

Primary Earnings Per Share:
Income Applicable to Common Stock                   $2,018          $3,240          $7,655          $7,416

Shares
    Weighted average shares outstanding              6,609           6,591           6,602           6,598
    Dilutive effect of stock options computed
      by use of treasury stock method                   70              --              44              10
                                                    ------          ------          ------          ------
    Average common and common equivalent
      shares outstanding                             6,679           6,591           6,646           6,608
                                                    ------          ------          ------          ------
    Earnings Per Share                              $  .30(a)       $  .49(a)       $ 1.15(a)       $ 1.12(a)
                                                    ======          ======          ======          ======

(a) This calculation is submitted in accordance with Regulation S-K item 601 (b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

         There is no difference between Primary Earnings Per Share and Fully Diluted Earnings Per Share.