Form 10-K
period 1997-12-31
TRANSPRO INC
filed 1998-03-31
CIK 948844

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR

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
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

                  100 Gando Drive, New Haven, Connecticut 06513
          (Address of principal executive offices, including zip code)

                                 (203) 401-6450
              (Registrant's telephone number, including area code)

                Securities registered pursuant to Section 12 (b) of the Act:

           TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
       Common Stock, $.01 Par Value                                     New York Stock Exchange
(together with associated Preferred Stock purchase rights)

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at March 13, 1998 was $51,652,031. On that date, there were 6,611,460 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II hereof.

         Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

         Exhibit Index is on pages 15 and 16 of this report.


================================================================================

                                 TRANSPRO, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                                                                                                    PAGE
                                                                                                    ----
                                                 PART I
Item 1.   Business                                                                                    3

Item 2.   Properties                                                                                 10

Item 3.   Legal Proceedings                                                                          11

Item 4.   Submission of Matters to a Vote of Security Holders                                        11


                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                      13


Item 6.   Selected Financial Data                                                                    13

Item 7.   Management's Discussion and Analysis of Financial Condition and Results                    13
           of Operations

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk --
           Not Yet Applicable for Transpro, Inc.

Item 8.   Financial Statements and Supplementary Data                                                13

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       14



                                                PART III

Item 10.  Directors and Executive Officers of the Registrant                                         14

Item 11.  Executive Compensation                                                                     14

Item 12.  Security Ownership of Certain Beneficial Owners and Management                             14

Item 13.  Certain Relationships and Related Transactions                                             14


                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                            14

Signatures                                                                                           17

                                     PART I

ITEM 1.  BUSINESS
  GENERAL DEVELOPMENT OF BUSINESS

         On September 29, 1995, TransPro, Inc. (the "Company") completed a series of transactions pursuant to which the Company's sole stockholder, Allen Telecom Inc. (formerly The Allen Group Inc.) ("Allen"), contributed (the "Contribution") to the Company substantially all of the assets and liabilities of Allen's original equipment radiator and fabricated metal products business (the "Automotive and Truck Products Business"), as well as Allen's 50% ownership interest in GO/DAN Industries ("GDI"), a 50/50 joint venture partnership between affiliates of Allen and Handy & Harman. Immediately thereafter, Allen caused GDI to redeem the outstanding ownership interest in GDI not already owned by Allen (the "GDI Redemption"), thereby making GDI an indirect wholly owned partnership of the Company. GDI produces replacement radiators and other heat transfer products for the automotive and truck aftermarkets.

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

         The Company is comprised of operating units that supply heat transfer and fabricated metal products to original equipment manufacturers ("OEMs") of trucks, vans and other industrial products and to the automotive and truck aftermarkets. The Company's G&O Manufacturing Company division ("G&O") produces radiators for OEMs of heavy duty trucks and industrial and off-highway equipment. The Company's Crown Divisions ("Crown"), install specialized interiors in utility trucks and vans for major commercial fleets and design, manufacture and assemble fabricated metal parts for light truck, telecommunications and other industrial customers. Through GDI, the Company is a producer of replacement radiators and other heat transfer products for the automotive and truck aftermarkets.

         The Company's origins date back to 1915 when G&O commenced operations in New Haven, Connecticut as a manufacturer of radiators for custom built automobiles, fire engines and original equipment radiators for Ford. Allen acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. Crown commenced operations in 1947 and was acquired by Allen in 1967 as part of the same business strategy. GDI was formed in 1990 when Allen contributed a portion of its G&O division and other assets, which together represented all of Allen's aftermarket radiator business, and Handy & Harman contributed substantially all of the assets of its then wholly owned subsidiaries, Daniel Radiator Corporation, Jackson Industries, Inc., Lexington Tube Co., Inc. and U.S. Auto Radiator Manufacturing Corporation, to form a 50/50 joint venture partnership.


DESCRIPTION OF BUSINESS

MARKETS

         The automotive and heavy truck parts industries target two distinct markets, the OEM market and the aftermarket. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans and light trucks forms the automotive OEM market and the manufacture of individual components for use in the original equipment manufacturing process of heavy trucks forms the heavy truck OEM market. The products and services used to maintain and repair automobiles, vans and light trucks and heavy trucks, as well as accessories not supplied with such vehicles when manufactured, form the respective automotive and heavy truck aftermarkets. The Company believes that in recent years demand for replacement parts and supplies in both the automotive and heavy truck aftermarkets has increased as both individuals and commercial fleet operators are driving more and keeping their vehicles longer. The Company sells its products and services principally to the light truck segment of the automotive OEM market and the heavy truck OEM market as well as both the automotive and heavy truck aftermarkets. The Company also sells its products to OEM's of off-highway equipment and other industrial customers.

PRINCIPAL PRODUCTS AND SERVICES

         The Company designs, manufactures and markets radiators and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment as well as replacement radiators, air conditioning condensers and other heat transfer products for the automotive and heavy truck aftermarkets. The Company also manufactures and installs specialized interiors in utility trucks and vans for major commercial fleets and designs, manufactures and assembles fabricated metal products for telecommunications and other industrial customers. A description of the particular products manufactured and the services performed by the Company through each of its principal operating units is set forth below.

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

         Air Conditioning Condensers. Automotive air conditioning condensers were added to the GDI product line in 1996 through the acquisition of certain assets and assumed liabilities of Rahn Industries, Inc., an aftermarket supplier of automotive air conditioning condensers. Air conditioning condensers are a component of a vehicle's air conditioning system which removes heat from the air conditioner refrigerant allowing the refrigerant to produce cool air for circulation into the passenger compartment by a fan. GDI distributes this product under both the GDI and Rahn Industries brands and has fully integrated this product in the GDI distribution network. GDI catalogs more than 900 condenser part numbers through Rahn.

         Parts and Supplies. The Company sells radiator shop supplies and consumable products used by its customers in the process of radiator repairs. The Company's extensive line includes radiator parts, small hand tools and equipment, and solders and fluxes. The Company is one of the largest domestic suppliers of stamped metal radiator parts, supplying these parts to regional core manufacturers throughout the United States.


The Crown Divisions

         The Company's Crown Divisions are comprised of three interrelated businesses. The principal products produced and services performed by each of these businesses is set forth below.

         Utility Truck and Van Conversions. The Company is one of the leaders in the installation of specialized interiors in utility trucks and vans for major commercial fleets such as Sears, Airborne Express, General Electric and the regional telephone companies. The Company's van conversion installation facilities are strategically located near each of the major production facilities for utility trucks and vans of Ford, Chrysler and General Motors. The Company offers its customers a full range of customizing options ranging from the installation of ladder racks, specialized bins and shelves and other components for convenient and safe storage to decaling the outside of the vehicle. Each interior is installed according to the customer's specifications, based upon various design and equipment options offered by the Company. Much of the specialized equipment installed by the Company in its conversion business is also manufactured by the Company. During 1997 the Company, under a short-term contract with the Ford Motor Company, upfit approximately 10,000 Aerostar and Windstar mini vans for the U.S. Postal Service. The modifications were completed at the Company's Lorain, Ohio and St. Charles, Missouri facilities. In December 1997, the Company acquired substantially all of the assets of a small Canadian van upfitter to provide greater access to the Canadian market.

         The Company enjoys a reputation in the industry for offering new and innovative products. For example, the Company introduced in the early 1990's its exclusive Slide-Down(TM) ladder rack, which enables service technicians to easily load and unload heavy ladders from the top of a vehicle with the reduced risk of back injury and strain. Recently, a new, easily removable storage system for mini-vans called Slide-Lock(TM) was introduced which offers users the ability to switch back and forth between a passenger van and a service van within minutes. The Company is continually seeking to capitalize on its reputation by marketing these innovations to the automotive companies as value-added factory programs and options.

         Fabricated Metal Products. The Company designs, manufactures and assembles over 400 different fabricated metal parts such as high tolerance cabinets for telecommunications and other industrial customers such as Ingersoll-Rand, Lucent Technologies, DSC and East Penn. The Company's metal fabrication business is principally conducted out of its Wooster, Ohio and Thomaston, Georgia manufacturing facilities. Certain of the products produced by the Company are used in its own van conversion business. In addition to van conversion products, the Company also produces fabricated metal components for telephone switching equipment, wireless communications equipment, stationary rotary air compressors and heavy duty battery boxes. The Company focuses on the production of large, complex parts that typically require greater engineering and more sophisticated production techniques than traditional high volume, undifferentiated products. The Company's Wooster, Ohio facility is currently ISO-9001 certified and expects to attain the automotive standard, QS-9000, certification in the first half of 1998.

         Truck Cab Conversions. Prior to December 1997 the Company produced a four-door pickup truck cab for Ford's F-Series Truck (a "Crew Cab") and modified rear wheel fender assemblies to accommodate a dual rear wheel axle ("DRWs"). The Crew Cab was produced by the Company utilizing an assembly line production process in which various stamped components were assembled using certain welding techniques. In much the same fashion, the Company produced DRWs in order to provide adequate space for the additional tire on each side of the rear wheel axle assembly. Prior to December 1997 the Company was the exclusive supplier of Crew Cabs and DRWs to Ford, and had provided such products to Ford for 30 years and 20 years, respectively, excluding a brief period from 1980 to 1982 when Ford did not offer either option with its F-Series Pickup Trucks. Ford moved the manufacture of Crew Cabs and DRWs in-house in late 1997. The Company's Crew Cab/DRW production facility in Louisville, Kentucky was closed in December 1997.


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

         Radiators. The Company custom designs, manufactures and sells approximately 400 different models of radiators, which are specifically designed and engineered to meet customer specifications. The Company's radiators are specifically engineered to withstand a variety of demanding customer applications. The Company's radiators are sold under the widely-recognized Ultra-Fused(R) brand name utilizing welded tube-to-header core constructions.

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

In July 1995, the Company placed a significant purchase order to obtain the necessary equipment to add an aluminum manufacturing line to produce charge air coolers and radiators. The new line became operational in early 1997.

         G&O's traditional Class 8 truck market has become increasingly competitive and the Company's share of this market has been reduced. The
Company believes there are opportunities to expand into the specialty vehicle marketplace which is not as well served as our traditional Class 8 truck market.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS AND EXPORT
SALES

         The Company operates principally in one segment, "automotive and truck products." Applicable segment information appears in Note 3 of the Notes to Consolidated Financial Statements contained in the Registrant's 1997 Annual Report to Stockholders, certain portions of which are filed as Exhibit 13 to this Report. All such information is incorporated herein by reference. Export sales from North America were below 10% in each of the years reported. The Company has a manufacturing facility in Mexico which has no sales in Mexico and acquired a van upfitting facility in Canada in December 1997.

CUSTOMERS

         The Company sells its products and services to a wide variety and large number of industrial and other commercial customers. The Company supplies radiators, charge air coolers and cooling modules to OEMs of heavy duty trucks, such as PACCAR and Mack, and OEMs of industrial and off-highway equipment, such as Cummins Power Generation, AM General and Oshkosh Truck Corporation. Principal customers of the Company's van conversion products and services include operators of large commercial fleets such as Sears, General Electric and Airborne Express. The Company sells its replacement radiators and other heat transfer products to national retailers of aftermarket automotive products, such as AutoZone and Pep Boys, and warehouse distributors, radiator shops, parts jobbers and, to a lesser extent, OEMs.

         The Company's largest customer was Ford. During 1997, 1996 and 1995, Ford accounted for approximately 27%, 24% and 38%, respectively, of the Company's net sales and a significantly greater portion of total 1997, 1996 and 1995 profitability on both an historical and pro forma basis. The 1997 sales percentage includes sales to Ford of both Crew Cab/DRW components and upfitted vans destined for the U.S. Postal Service. The Company was the exclusive supplier of certain components of the Crew Cab and Dual Rear Wheel pickup truck models to Ford under a five-year contract that expired on December 31, 1995. The Company had a facility in Louisville, Kentucky dedicated solely to the production of Crew Cab and DRW components. Ford moved production of its Crew Cab and Dual Rear Wheel pickup truck models in-house in December 1997 and the Kentucky production facility has been closed.

         In 1997 and 1996, the Company had no other customers who individually accounted for greater than 10% of the Company's net sales. In 1995 other significant customers included PACCAR which accounted for 11% of the Company's net sales. The Company had net sales to Allen of approximately $0.9 million in 1997, $0.7 million in 1996 and $2.9 million in 1995 for fabricated metal products used by Allen in its telecommunications and automotive emissions test businesses. The Company believes that the terms of such sales were no less favorable than what could have been achieved through arms-length negotiations. The Company expects such sales to Allen to continue in the foreseeable future.

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

         At G&O, the Company has an in-house sales management staff who are responsible for growing the business, servicing existing customers and identifying new marketing opportunities. These individuals and in-house engineering specialists, work in close consultation with its customers' engineering staff in order to provide the technical expertise and advice needed in the development stage of new customer products. In addition, G&O's engineers work closely with truck engine OEMs, such as Cummins Engine and Detroit Diesel, during the early stages of new product development and design. G&O has historically focused on sales of its products to domestic OEMs of heavy duty trucks and industrial equipment. In recent years, G&O has expanded its focus to include certain foreign sales opportunities. For example, G&O has been supplying charge air coolers to customers in India.

         The Company's Crown Divisions employ direct salespersons dedicated to servicing the national fleet and leasing companies and truck and van OEMs such as Ford, GM and Chrysler and independent sales representatives to manage the over 160 dealer/distributors nationwide. In 1997, the Company expanded direct fleet coverage to develop its west coast opportunities and support distribution warehousing in Los Angeles, California and Dallas, Texas. In addition, the Company utilizes several direct salespersons and an independent sales representative force to service the telecommunications industry and other industrial buyers of fabricated metal products and value added assemblies.

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


COMPETITION

         The Company faces significant competition within each of the markets in which it operates. In each of its product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company's principal methods of competition include product design, performance, price, service, warranty, product availability and timely delivery. In both its original equipment and replacement heat transfer product lines, the Company competes with the national producers of heat transfer products, such as Modine Manufacturing Company and Valeo Engine Cooling Systems, the internal operations of OEMs and, to a lesser extent, local and regional manufacturers.

         With respect to its OEM radiator business, the Company principally competes for new business both at the beginning of the development phase of a new model or offering and upon the redesign of existing models used by its major customers. New model development generally begins two to three years prior to the marketing of the vehicle to the public. Once a producer has been designated to supply components to a new program, an OEM will generally continue to purchase those components from the designated producer for the life of the program.

         Leadership in the truck and van conversion business largely relies on close proximity to factory assembly plants, maintenance of quality standards to retain authorized factory ship through capability, and an ability to "flex" capacity to meet seasonal demands and satisfy customer delivery requirements.


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

RAW MATERIALS AND SUPPLIERS

         The principal raw materials used by the Company in its original equipment and replacement radiator product lines are copper and brass. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 90% of its copper and brass requirements in 1997, 1996 and 1995. With respect to the Company's other manufacturing operations, the primary raw material used by the Company is steel, which is generally available from a number of suppliers. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.

         The Company typically executes purchase orders for its anticipated copper and brass requirements approximately three to six months prior to the actual delivery date. The purchase price for such copper and brass is established at the time orders are placed by the Company and not at the time of delivery. During 1995 copper prices remained near record highs for the entire year. In mid-July 1996 copper prices declined significantly; however by year end 1996, the copper market had firmed and prices were trending higher. Prices continued to climb until mid-year 1997 at which time a steady decline began which continued through the end of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Item 7."

BACKLOG

         The Company's backlog was approximately $8.1 million at December 31, 1997 as compared to approximately $18.7 million at December 31, 1996 primarily as a result of the end of the Crew Cab/DRW program. Backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

SEASONALITY

         Historically, G&O and Crown have experienced a slight decrease in revenues and operating income during the third and fourth calendar quarters as compared to the first and second quarters. Third quarter results are affected by scheduled plant shut-downs for vacations and model year changeovers while fourth quarter results are affected by scheduled plant shut-downs for the holiday season. The Company expects the second and third quarters to be positively impacted and the first and fourth quarters to be negatively impacted by the operating results of GDI, which typically experiences higher sales during the summer months as the demand for replacement radiators tends to increase and lower sales during the winter months. GDI's seasonal impact is expected to become more pronounced on TransPro as a whole during 1998 and beyond with the elimination of the far less seasonal Crew Cab/DRW program.

RESEARCH AND DEVELOPMENT

         Research and development expenses were approximately $165,000, $106,000, and $177,000 for the year ended December 31, 1997, 1996 and 1995 respectively.

EMPLOYEES

         At December 31, 1997, the Company had approximately 2,300 employees. Of these employees approximately 1,200 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Locals affiliated with the International Union of Electronic, Electrical, Technical, Salaried and Machine Workers (AFL-CIO) and the United

Paperworkers International Union represent approximately 25% and 20%, respectively, of the Company's unionized employees. In addition, a local Mexican labor union represents approximately 47% of the Company's unionized employees. The Company believes that its relations with its unions and employees are good. In 1994 the Company experienced a three week work stoppage at its Jackson, Mississippi facility. Except for the work stoppage noted above, the Company has successfully renegotiated seven collective bargaining agreements over the last several years, although there can be no assurance that the Company will not experience work stoppages in the future.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through 12 principal manufacturing and assembly facilities. The Company believes its property and equipment are in good condition and suitable for its needs. The Company estimates that its plants operate at between 40% and 95% of capacity on a six-day basis. The Company has sufficient capacity to increase production with respect to its original equipment and replacement radiator product lines as well as its van conversion and fabricated metal products operations. The Company's principal manufacturing and assembly facilities are as follows:

                                   APPROXIMATE     OWNED/
       LOCATION                      SQUARE        LEASED            PRODUCT LINE
                                     FOOTAGE
-------------------------------    -----------    --------    --------------------------------------
New Haven, Connecticut               158,800      Owned(1)    Corporate headquarters, GDI
                                                              headquarters, tubes for original
                                                              equipment radiators (2)

Jackson, Mississippi                 135,885      Owned       Original equipment radiators

Wooster, Ohio                        216,000      Owned(1)    Fabricated metal products, van
                                                              conversion

Lorain, Ohio                          79,846      Owned       Van conversion

Thomaston, Georgia                    30,000      Owned       Fabricated metal products

Baltimore, Maryland                   10,000      Leased      Van conversion

Bridgeton (St. Louis), Missouri       16,900      Leased      Van conversion


Louisville, Kentucky                 129,000      Leased(3)   Truck cab & dual rear wheel assembly

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

Nuevo Laredo, Mexico                 109,055      Leased      Replacement radiators (radiator cores)

Maquoketa, Iowa                       38,000      Leased      Parts and tooling for replacement
                                                              radiators

Los Angeles, California               32,900      Leased      Air conditioning condensers

Atlanta, Georgia                      14,000      Leased      Air conditioning condensers

Mississauga, Ontario, Canada          14,616      Leased      Van conversion

Philadelphia, Pennsylvania            15,300      Leased      Air conditioning condensers

-------------------------
(1)      Subject to IRB financing arrangements.
(2) In December 1996, most of the manufacturing operation was moved to Jackson, Mississippi. A small tube mill operation remains. The Company is currently attempting to lease the unoccupied manufacturing/ warehousing space to an outside party.
(3) In December 1997, the manufacturing operation was closed, the lease commitment expires in June 1998.

         As part of its replacement radiator business, the Company maintains a nationwide network of manufacturing and distribution facilities which enables the Company to provide its customers generally with same day delivery service. In addition to the three manufacturing facilities for replacement radiators described above, the Company also operates 12 fully equipped, regional manufacturing facilities. These twelve facilities are all leased, average approximately 11,000 square feet in size and are strategically located to generally provide same-day service to virtually the entire United States. The Company also has 50 local branch offices and 20 independent agencies and 2 distribution centers that comprise its nationwide local distribution network. All of the Company-owned local distribution facilities are leased and are approximately 6,000 square feet in size.

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

ITEM 3.  LEGAL PROCEEDINGS

         Various legal actions are pending against or involve the Company with respect to such matters as product liability, casualty and employment-related claims including one potential claim under the Americans with Disabilities Act and one claim of sexual harassment of a group of non-exempt union employees by another non-exempt union employee at one of the Company's manufacturing facilities. In the opinion of management, after review and consultation with counsel, the aggregate liability, if any, that ultimately may be incurred in excess of amounts already provided should not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT*

                                    SERVED AS
                                    OFFICER        POSITION OR OFFICE WITH THE COMPANY & BUSINESS
NAME                       AGE      SINCE          EXPERIENCE DURING PAST FIVE (5) YEAR PERIOD
----                       ---      -----          -------------------------------------------
Henry P. McHale             59      July 1995      President, Chief Executive Officer and
                                                   Director, since 1995; President and Chief
                                                   Executive Officer of GDI, 1992 through
                                                   1995.  Prior thereto, various executive
                                                   positions with Ladish Corporation and
                                                   Rockwell Automotive.

Jeffrey L. Jackson          50      August 1995    Vice President of Human Resources, since
                                                   1995; Vice President of Human Resources of
                                                   GDI, 1992 through 1995.  Prior thereto,
                                                   Managing Director of Resources of IMCOR
                                                   since 1990.

John C. Martin, III         45      July 1995      Vice President, Treasurer, Secretary and
                                                   Chief Financial Officer, since 1995; Vice
                                                   President and Treasurer of The Allen Group,
                                                   1991 through 1995.

Timothy E. Coyne            43      October 1996   Vice President and Corporate Controller,
                                                   since 1996; Vice President of Finance and
                                                   Administration and Treasurer of Keene
                                                   Corporation 1990 through 1996. (1)

Michael Hooper              52      February 1998  President of the Crown Divisions since
                                                   1996; Senior Vice-President of Findlex
                                                   Corporation from 1993-1996, various
                                                   execution positions with Rockwell
                                                   International and CMW, Inc.

(1) On December 3, 1993 Keene Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as a direct result of asbestos-related lawsuits which named Keene as a defendant. Keene emerged from Chapter 11 pursuant to a plan of reorganization effective July 31, 1996.

*  All officers are elected by the Board of Directors.

         The information contained in the Company's 1998 Proxy Statement under the heading "Proposal No. 1 -- ELECTION OF DIRECTORS" and under the heading "EXECUTIVE COMPENSATION -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange. The number of stockholders of record of the Company's Common Stock as of the close of business on March 4, 1998, was 1,325. Information regarding market prices and dividends declared for the Company's Common Stock is shown below for 1997 and 1996. Market prices are closing prices quoted on the New York Stock Exchange, the principal exchange market for the Company's Common Stock. The Company currently expects that comparable dividends will continue to be paid in the future, although there can be no assurance of this.

                                               YEAR ENDED DECEMBER 31, 1997
                                       ------------------------------------------
                                       1ST QTR    2ND QTR     3RD QTR     4TH QTR
                                       -------    -------     -------     -------
Market price of common stock
   ---High                             $10        $ 8 7/8    $11 15/16    $11 1/2
   ---Low                              $ 8 5/8    $ 7 1/8    $ 8 3/8      $ 7 5/8
Dividends per share                    $   .05    $   .05    $   .05      $   .05


                                              YEAR ENDED DECEMBER 31, 1996
                                       ----------------------------------------
                                       1ST QTR    2ND QTR    3RD QTR    4TH QTR
                                       -------    -------    -------    -------
Market price of common stock
   ---High                             $11        $ 8 3/4    $ 8 3/8    $ 9 1/4
   ---Low                              $ 6 1/4    $ 6 3/4    $ 5 1/2    $ 6 3/4
Dividends per share                    $   .05    $   .05    $   .05    $   .05


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to "Financial Highlights" contained in the Registrant's 1997 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Registrant's 1997 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity, to the Notes to Consolidated Financial Statements and to "Report of Independent Accountants" contained in the Registrant's 1997 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Portions of the information required by this item are included in Part I hereof, on page 12 of this Report. Other information required by this item is contained in the Company's 1998 Proxy Statement under the heading, "Proposal No. 1 - Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Company's 1998 Proxy Statement under the heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Company's 1998 Proxy Statement under the headings "STOCK OWNERSHIP -- Principal Stockholders and Directors and Officers" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Company's 1998 Proxy Statement, under the heading "CERTAIN TRANSACTIONS" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements of the Registrant

         The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 13, 1998, are incorporated herein by reference to the Registrant's 1997 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

         Consolidated Statements of Income for the Years Ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Balance Sheets at December 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996, and 1995

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(a) (2)  Financial Statement Schedules

         The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in
Item 14(a)(1) above:

         Schedule II - Valuation and Qualifying Accounts, on page 20 of this Report

         Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a) (3)  Exhibits

         The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (c) below.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the 1997 fiscal year.

(c) Exhibits -- The following exhibits are filed as part of this report:

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

4.3 Amendment to Credit Agreement between the Company and the First National Bank of Boston, as agent, and other lenders named therein.

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

10.17         Letter Agreement, dated September 24, 1996 between Timothy E.
              Coyne and Transpro, Inc.(2)

13 Portions of the 1997 Annual Report to Stockholders incorporated by reference herein

21.1          Subsidiaries of the Company

23            Consent of Coopers & Lybrand L.L.P.

24            Powers of Attorney (included on signature page)

27.1          Financial Data Schedule - for year ended December 31, 1997

27.2          Financial Data Schedule - for the year ended December 31, 1996

27.3 Financial Data Schedule - for the 9 months ended September 30, 1997, the 6 months ended June 30, 1997 and the 3 months ended March 31, 1997

27.4 Financial Data Schedule - for the 9 months ended September 30, 1996, the 6 months ended June 30, 1996 and the 3 months ended March 31, 1996

 ----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).

(2) Incorporated by reference to the Company's 1996 Form 10-K (File No.
1-13894).

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

Date:  March 20, 1998

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

BOARD OF DIRECTORS

       /s/ HENRY P. MCHALE                 March 20, 1998
-----------------------------------
    Henry P. McHale, Director

   /s/ WILLIAM J. ABRAHAM, JR.             March 20, 1998
-----------------------------------
William J. Abraham, Jr., Director

      /s/ BARRY R. BANDUCCI                March 20, 1998
-----------------------------------
   Barry R. Banducci, Director

      /s/ PHILIP WM. COLBURN               March 20, 1998
-----------------------------------
   Philip Wm. Colburn, Director

       /s/ PAUL R. LEDERER                 March 20, 1998
-----------------------------------
    Paul R. Lederer, Director

       /s/ SHARON M. OSTER                 March 20, 1998
-----------------------------------
    Sharon M. Oster, Director

        /s/ F. ALAN SMITH                  March 20, 1998
-----------------------------------
     F. Alan Smith, Director

     /s/ JOHN C. MARTIN, III               March 20, 1998
-----------------------------------
       John C. Martin, III
    Vice President, Treasurer,
  Secretary and Chief Financial
             Officer

       /s/ TIMOTHY E. COYNE                March 20, 1998
-----------------------------------
         Timothy E. Coyne
  Vice President and Controller
  (Principal Accounting Officer)

                     REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of TransPro, Inc.:

Our report on the consolidated financial statements of TransPro, Inc. has been incorporated by reference in this Form 10-K from page 45 of the 1997 Annual Report to Stockholders of TransPro, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
Hartford, Connecticut
February 13, 1998

                                                                     SCHEDULE II

                                 TRANSPRO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS



Period                                  Balance at          Charged to          Accounts       Balance at
------                                  Beginning           Costs and          Written Off       End of
(dollars in thousands)                  of Period            Expenses           and Other        Period
                                        ----------          ----------         -----------     ----------
Year Ended December 31, 1997
  Allowance for doubtful accounts       $3,378              $1,790              $(1,727)       $3,441
  Allowance for obsolete inventory       4,942               1,299               (1,238)        5,003

Year Ended December 31, 1996
  Allowance for doubtful accounts        3,059               1,090                 (771)        3,378
  Allowance for obsolete inventory       5,731               1,114               (1,903)        4,942

Year Ended December 31, 1995
  Allowance for doubtful accounts          538                (100)               2,621*        3,059
  Allowance for obsolete inventory         800                 598                4,333*        5,731

*  Consists primarily of the acquired balance of GDI