Form 10-Q
period 1998-03-31
TRANSPRO INC
filed 1998-05-14
CIK 948844

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of April 30, 1998 was 6,611,460.

Exhibit Index is on page 12 of this report.

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.          FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Statements of Income for the
                 three  months ended March 31, 1998 and 1997               3

                 Condensed Consolidated Statements of Comprehensive
                 Income for the three months ended March 31, 1998 and      3
                 1997

                 Condensed Consolidated Balance Sheets at March 31,
                 1998 and December 31, 1997                                4

                 Condensed Consolidated Statements of Cash Flows for
                 the three months ended March 31, 1998 and 1997            5

                 Notes to Condensed Consolidated Financial Statements      6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

PART II.         OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders       12

        Item 6.  Exhibits and Reports on Form 8-K                          12

        Signatures                                                         13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(amounts in thousands, except per share amounts)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  1998             1997
                                                  ----             ----

SALES                                           $  50,587      $  62,096
COST OF SALES                                      39,013         48,182
                                                   ------         ------
GROSS MARGIN                                       11,574         13,914
SELLING, GENERAL AND ADMINISTRATIVE                11,144         10,712
EXPENSES
PLANT AND BUSINESS CONSOLIDATION AND
CLOSURE COSTS                                           -            810
                                                ---------      ---------
INCOME FROM OPERATIONS                                430          2,392
NET INTEREST EXPENSE                                  665            712
                                                ---------      ---------
(LOSS) INCOME BEFORE TAXES                           (235)        1,680
PROVISION (BENEFIT) FOR INCOME TAXES                  (96)          680
                                                ---------      --------
NET (LOSS) INCOME                                    (139)        1,000
                                                =========      ========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE     $   (0.02)     $    0.15
                                                =========      =========


CASH DIVIDENDS PER COMMON SHARE                 $    0.05      $    0.05
                                                =========      =========


WEIGHTED AVERAGE COMMON SHARES - BASIC              6,560          6,557
                                                    =====          =====
WEIGHTED AVERAGE COMMON SHARES - DILUTED            6,560          6,585
                                                    =====          =====



The EPS effect of the plant and business consolidation and closure costs was $.07 during the first quarter of 1997.



                                 TRANSPRO, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(amounts in thousands)
                                                   Three Months Ended
                                                       March 31,
                                                    1998             1997
                                                    ----             ----
Net (loss) income                               $      (139)     $    1,000
Other comprehensive income, net of tax:
      Foreign currency translation                      (25)           (107)
                                                -----------     -----------
Comprehensive (loss) income                     $      (164)    $       893
                                                ===========     ===========


         The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(amounts in thousands, except share and per share amounts)

                                                           March 31,          December 31,
                        ASSETS                               1998                1997
                                                             ----                ----
 Current assets:
    Cash and cash equivalents                               $   353            $    593
    Accounts receivable  (less allowances                    32,751              37,506
     of $3,661 and $3,441)
    Inventories:
       Raw materials                                         13,982              15,151
       Work in process                                        8,782               7,632
       Finished goods                                        43,464              35,752
                                                             ------              ------
          Total inventories                                  66,228              58,535
                                                             ------              ------

    Deferred income tax benefit                               3,298               3,318
    Other current assets                                      1,627               1,984
                                                              -----               -----
 Total current assets                                       104,257             101,936
                                                            -------             -------

 Property, plant and equipment                               88,504              87,026
 Less accumulated depreciation                               51,780              50,274
                                                             ------              ------
 Net property, plant and equipment                           36,724              36,752
                                                             ------              ------
 Goodwill  (net of amortization of $211 and $170)             2,724               2,733
 Other assets                                                 3,339               3,119
                                                         -----------         -----------
 Total assets                                            $  147,044           $ 144,540
                                                         ===========         ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                     $   12,224           $   13,604
    Current maturities of long-term debt                      5,000                5,000
    Accrued insurance                                         5,747                5,817
    Accrued salaries and wages                                4,419                4,310
    Accrued taxes                                             1,436                2,450
    Accrued plant and business consolidation and
    closure costs                                               ---                  387
    Accrued expenses                                          6,292                6,903
                                                         -----------         -----------
 Total current liabilities                                   35,118               38,471
                                                         -----------         -----------
 Long- term liabilities:
    Long-term debt                                           39,505               32,838
    Retirement and postretirement obligations                 7,074                7,050
    Deferred income taxes                                       785                  793
    Other liabilities                                            17                  373
                                                         -----------         -----------
 Total liabilities                                           82,499               79,525
                                                         -----------         -----------

 Stockholders' equity:
    Preferred stock, $.01 par value:                            ---                 ---
       Authorized 2,500,000 shares; none issued at
       March 31, 1998 and December 31, 1997
    Common stock, $.01 par value:                                66                  66
       Authorized 17,500,000 shares; issued 6,683,571
       shares at March 31, 1998 and December 31, 1997
    Paid-in capital                                          52,227              52,227
    Treasury stock, at cost,
       72,111 shares at March 31, 1998 and December 31,         (26)                (26)
       1997
    Unearned compensation                                      (344)               (369)
    Retained earnings                                        14,114              14,584
    Accumulated other comprehensive income                   (1,492)             (1,467)
                                                             ------              ------
 Total stockholders' equity                                  64,545              65,015
                                                             ------              ------
 Total liabilities and stockholders' equity              $  147,044           $ 144,540
                                                         ===========         ===========


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(amounts in thousands)
                                                                Three Months Ended
                                                                     March 31,
                                                                1998          1997
                                                               ------         -----
Cash flows from operating activities:
   Net (loss) income                                           $(139)       $  1,000

   Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
      Depreciation and amortization                            1,542           1,956
      Provision for losses - accounts receivable                 445             433
                                                              ------        --------
   Total adjustments to reconcile net (loss) income to net
   cash used in operating activities                           1,987           2,389
                                                              ------        --------
   Change in:
      Accounts receivable                                      4,310         (2,667)
      Inventories                                             (7,693)        (7,274)
      Accounts payable                                        (1,380)         1,466
      Accrued expenses                                        (1,973)        (1,847)
      Other                                                     (201)          (195)
                                                              ------        -------
   Total change in operating assets and liabilities           (6,937)       (10,517)
                                                              ------        -------
Cash used in operating activities                             (5,089)        (7,128)
                                                              ------         ------

Cash flows from investing activities:
   Capital expenditures                                       (1,470)        (2,799)
                                                              ------         ------
Cash used in investing activities                             (1,470)        (2,799)
                                                              ------         ------

Cash flows from financing activities:
   Dividends paid                                               (331)          (330)
   Repayments of long-term debt and current maturities of     (1,250)        (1,250)
   long-term debt
   Borrowings of long-term debt                                7,900         10,750
                                                              ------      ---------
Cash provided by financing activities                          6,319          9,170
                                                              ------      ---------

Decrease in cash and cash equivalents                           (240)          (757)
Cash and cash equivalents:
   Beginning of period                                           593            920
                                                              ------      ---------
   End of period                                              $  353      $     163
                                                              ======      =========

Interest paid                                                 $  582      $     728

Taxes paid (net of refunds)                                   $  720      $     838



         The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

      TransPro, Inc. (the "Company") is a manufacturer and supplier of heat transfer components and systems, and specialty fabricated metal products for a variety of Aftermarket and OEM automotive, truck and industrial equipment applications.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

      The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998, including the financial statements and notes thereto included therein.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Certain items reported in prior condensed consolidated financial statements have been reclassified to conform with the presentation of the current condensed consolidated financial statements. The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 3 - PLANT AND BUSINESS CONSOLIDATION AND CLOSURE COSTS

In the first quarter of 1997, the Company recorded approximately $0.8 million in plant and business consolidation and closure costs resulting from previously announced actions to consolidate the OEM and Aftermarket heat transfer organizations; to close the New Haven, Connecticut OEM heat transfer product manufacturing plant and move such manufacturing to Jackson, Mississippi; and to close the Peru, Illinois Aftermarket heater manufacturing plant and move such manufacturing to Mexico.

NOTE 4 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands,                   THREE MONTHS ENDED
except per share data)                       MARCH 31,
                                         1998         1997
                                         ----         ----
Numerator:
Net (loss) income                     $  (139)      $1,000
Denominator:
Weighted average common shares          6,011        6,592
Non-vested restricted stock               (51)         (35)
                                      -------       ------
Denominator for basic earnings per
share - adjusted weighted average
common shares                           6,560        6,557
Dilutive effect of stock options
and non-vested restricted stock            --           28
                                      -------        -----
Denominator for diluted earnings
per share - adjusted weighted
average common shares and assumed
conversions                              6,560       6,585
                                      ========   =========

Basic (loss) earnings per share       $   (.02)      $ .15
                                      ========   =========
Diluted (loss) earnings per share     $   (.02)      $ .15
                                      ========   =========


      For the three months ended March 31, 1998, the effect of stock options and non-vested restricted stock in the calculation of diluted earnings per share was anti-dilutive.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED MARCH 31, 1998 VERSUS QUARTER ENDED MARCH 31, 1997

      Net sales for the first quarter of 1998 declined 18% to $50.6 million compared with $62.1 million in the first quarter of 1997, reflecting the completion of the Crew Cab program in December 1997. Excluding Crew Cab sales from the 1997 results, total net sales increased $5.7 million or 13% and sales of OEM products increased $4.5 million or 27% reflecting a 74% increase in van conversion revenues resulting from higher volume to large fleet customers, a 28% increase in fabricated metal products sales to telecommunications customers and a 12% increase in OEM heat transfer products due, in part, to improved business conditions in the heavy duty truck market created by the strong economy. Aftermarket heat transfer product sales increased $1.2 million or 4%.

      Gross margins of 22.9% for the first quarter of 1998 improved from the 22.4% achieved in the first quarter of 1997 despite the end of the Crew Cab program. The improvement was due to lower manufacturing expenses coupled with higher manufacturing efficiencies and better overhead absorption resulting from volume increases across the Company's remaining product lines. Although gross margins in the OEM heat transfer business remain negative, they improved significantly compared with the third and fourth quarters of 1997 and plant operations appear to have been stabilized.

      Selling, general and administrative expenses increased 4% in spite of the end of the Crew Cab contract reflecting the higher volume levels experienced during the quarter. In the first quarter of 1997, the Company recorded plant and business consolidation and closure costs of $0.8 million related to consolidation actions in its OEM and Aftermarket heat transfer businesses. Net interest expense was $0.7 million in the first quarter of 1998 and 1997.

      The Company's effective tax rate of 40.8% for the first quarter of 1998 is comprised of the U. S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes and increased from the first quarter 1997 rate of 40.5% to reflect a higher level of non-tax deductible expenses.

      For the first quarter of 1998, the Company reported a net loss of $0.1 million, or $0.02 per share on a basic and diluted basis, compared with net income of $1.0 million, or $0.15 per share on a basic and diluted basis, in the first quarter of 1997. Before the impact of plant and business consolidation and closure costs, first quarter 1997 net income was $1.5 million, or $0.22 per share on a basic and diluted basis.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

      In June 1994, the Company's Crown Divisions accepted a secured subordinated note (the "Note") in payment for the sale of certain assets. The March 31, 1998 balance sheet includes the remaining balance of $0.6 million of the Note and a related allowance for uncollectibility of $0.1 million. The Note and related allowance are classified as Other assets. The Company did not receive the scheduled January 1998 and February 1998 payments required by the Note and, in March 1998, in accordance with the provisions of the Note, called the remaining balance of the Note. Subsequent to calling the Note, the Company received a notice from the bank to which the Note is subordinated blocking the Company's call. The Company is attempting to resolve this matter with the payer and the bank and no additional allowance for uncollectibility related to this event has been provided for the Note at March 31, 1998. However, no assurance can be given that the Company will be successful in ultimately collecting the Note and, in the future, the Company may be forced to write off all or some portion of the remaining balance of the Note and record a corresponding bad debt expense.

      In September 1995, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with a group of five banking institutions. The Credit Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Credit Agreement expires in October, 2000, and is comprised of a $50 million Revolving Credit Facility and a $25 million Term Loan. The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. The Revolving Credit Facility and Term Loan each bear interest at variable rates based on either (i) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) the prime lending rate, at the Company's option. A commitment fee of .25% on the average daily unused portion of the Credit Agreement is payable quarterly, in arrears. The Credit Agreement contains financial covenants which, among other things, require the maintenance of a minimum tangible net worth and debt service coverage and a maximum level of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and debt to net worth, as well as covenants which place limits on dividend payments in excess of $3.6 million per year and current year capital expenditures in excess of 140% of the prior fiscal year's depreciation expense unless certain financial ratios are attained.

      At March 31, 1998, borrowings were $12.5 million under the Term Loan and $19.4 million under the Revolving Credit Facility. Outstanding letters of credit totaled approximately $18.5 million at March 31, 1998. Of this amount, approximately $13.0 million of letters of credit supported borrowings under floating rate industrial revenue bonds, of which $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index.

      During the first three months of 1998, the Company required $5.1 million of cash to support its operations, primarily as a result of a $7.7 million inventory build-up in anticipation of the upcoming selling season for Aftermarket heat transfer products. Net (loss) income plus total adjustments to reconcile net (loss) income to net cash used in operating activities generated $1.8 million of cash, while net collections of trade accounts receivable generated $4.3 million. Cash was used to reduce accounts payable and accrued expenses by $3.3 million.

      Capital spending during the first quarter of 1998 totaled $1.5 million. On January 13, 1998 the Company paid a cash dividend of $0.3 million or $0.05 per common share and on February 19, 1998, the Company declared a cash dividend of $0.3 million or $0.05 per common share payable on April 8, 1998 to holders of record at the close of business on March 11, 1998. Borrowings under the Credit Agreement increased by $6.7 million to finance the operating and other cash requirements of the Company.

      The future liquidity and ordinary capital needs of the Company in the near term are expected to be met from operations. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the heat transfer Aftermarket. The Company believes that the Credit Agreement, along with cash flow from operations, will be adequate to meet near term anticipated ordinary capital expenditure and working capital requirements. However, the capital for major growth initiatives and seasonal working capital requirements may exceed the aggregate amount of borrowings available under the Credit Agreement. If this were to occur, the Company would have to negotiate a new credit facility or seek additional sources of capital. No assurance can be given that the Company would be successful in negotiating a new credit facility or in securing additional sources of capital.

      As previously reported, the Company's earnings for 1998 and beyond will be significantly negatively affected by the end of the Crew Cab/DRW program in December 1997, until the earnings generated by this program can be replaced by a combination of cost savings measures or growth initiatives in the core businesses. Absent significant cost savings or growth initiatives, the Company believes that it is likely that in the second half of 1998 its EBITDA will fall below the level necessary to maintain compliance with the financial covenants in the Credit Agreement. In such event, the Company would seek a waiver of the financial covenants or an amendment to the Credit Agreement. If such a waiver or amendment was not granted, the banks could require the Company to repay all amounts owing under the Credit Agreement, which would force the Company to seek alternate sources of capital. However, although no assurance can be given, the Company believes that it would be successful in either obtaining a waiver or amendment or in securing additional sources of capital.

IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 issue results from computer system software using only two digits rather than four digits to define the applicable year for a transaction. Such software may not recognize a date identified as "00" or may assume the year 1900 instead of 2000. This may result in system failure or miscalculation causing disruption of operations, including but not limited to, a temporary inability to process transactions, send invoices, generate disbursement checks or engage in similar normal business activities.

      The Company has identified an information systems platform which is Year 2000 compliant and to which the majority of current systems employed by the Company will be converted. The conversion project began in 1996 and is expected to be completed by mid-year 1999. Hardware, software and other capitalizable costs will be capitalized and expensed over the useful life of the system. All other project costs will be expensed as incurred. The total cost of the Year 2000 project is currently estimated to be $2.3 million, of which $1.2 million is for hardware and software. To date, the Company has spent approximately $0.7 million on this project, of which $0.6 million was for hardware and software.

      During 1998, the Company will be initiating formal communications with all of its significant vendors, service providers, lenders and large customers to determine the extent to which it is vulnerable to the Year 2000 issue externally. However, no assurance can be given that the systems of other companies on which the Company relies will be Year 2000 compliant on a timely basis, that the Year 2000 systems of other companies will be compatible with the Company's system or that external Year 2000 issues would not have a material impact on the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Operating segments are defined as those components of an enterprise about which separate financial information is available that is regularly used internally by the chief operating decision maker in evaluating segment performance and in deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but need not be applied to interim financial statements in the initial year of its application. The impact of the adoption of SFAS No. 131 has not been determined at this time.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosure requirements for pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. The impact of the adoption of SFAS No. 132 has not been determined at this time.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

      Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Statements regarding the outlook for the OEM Heat Transfer business, improvements in manufacturing efficiencies and reduction of costs are subject to a number of factors, including but not limited to, the ability of management to implement improvements in workforce efficiencies and the timing of such improvements. Statements regarding the ultimate collectibility of the Note are subject to several factors, including but not limited to, the payer's financial condition. Statements regarding the Company's Year 2000 project are subject to numerous factors, including but not limited to, the availability and cost of trained personnel and the ability to effect the timely conversion of all relevant systems.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company held on April 29, 1998, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

      A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

            NOMINEE                          FOR                    WITHHELD
            -------                          ---                    --------
      Barry R. Banducci                   6,088,815                  158,864
      Henry P. McHale                     6,087,745                  159,934
      William J. Abraham, Jr.             6,087,315                  160,364
      Philip Wm. Colburn                  5,709,337                  538,342
      Paul R. Lederer                     6,088,850                  158,829
      Sharon M. Oster                     5,710,377                  537,302
      F. Alan Smith                       6,085,669                  162,010

      A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the Company for the fiscal year ending December 31, 1998. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote upon such proposal were as follows:

                 FOR                            AGAINST                 ABSTAIN
                 ---                            -------                 -------
              6,206,814                         31,240                   9,625


      The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 26, 1998, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

(27)  Financial Data Schedule

b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRANSPRO, INC.
                                  (Registrant)


Date: May 12, 1998                By:  /s/  Henry P. McHale
                                       -----------------------------------------
                                       Henry P. McHale
                                       President, Chief Executive Officer and
                                       Director

Date: May 12, 1998                By:  /s/  John C. Martin, III
                                       -----------------------------------------
                                       John C. Martin, III
                                       Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date: May 12, 1998                By:  /s/ Timothy E. Coyne
                                       -----------------------------------------
                                       Timothy E. Coyne
                                       Vice President and Controller
                                       (Principal Accounting Officer)