Form 10-Q
period 1998-06-30
TRANSPRO INC
filed 1998-08-13
CIK 948844

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13894

                                 TRANSPRO, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                  34-180738
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)

                  100 Gando Drive, New Haven, Connecticut 06513
          (Address of principal executive offices, including zip code)

                                 (203) 401-6450
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of August 10, 1998 was 6,611,460.

Exhibit Index is on page 14 of this report.

                                      INDEX
                                                                       Page No.
PART I.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the
                  three months ended June 30, 1998 and 1997 and the
                  six months ended June 30, 1998 and 1997.                   3

                  Condensed Consolidated Statements of Comprehensive
                  Income for the three months ended June 30, 1998 and
                  1997 and the six months ended June 30, 1998 and 1997.      3

                  Condensed Consolidated Balance Sheets at June 30, 1998
                  and December 31, 1997                                      4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1998 and 1997                    5

                  Notes to Condensed Consolidated Financial Statements       6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

PART II.                       OTHER INFORMATION

        Item 4    Submission of Matters to a Vote of Security Holders       14

        Item 6.   Exhibits and Reports on Form 8-K                          14

        Signatures                                                          15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Amounts in thousands, except per share amounts)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        1998       1997        1998           1997
                                                        ----       ----        ----           ----
Sales                                                  $65,603     $79,303     $116,190     $141,399
Cost of sales                                           50,013      58,022       89,006      106,204
                                                       -------     -------     --------     --------
Gross margin                                            15,590      21,281       27,184       35,195
 Selling, general and administrative expenses           12,317      12,487       23,481       23,199
Plant and business consolidation and closure costs        --            97         --            907
                                                       -------     -------     --------     --------
Income from operations                                   3,273       8,697        3,703       11,089
Net interest expense                                       830         902        1,495        1,615
                                                       -------     -------     --------     --------
Income before taxes                                      2,443       7,795        2,208        9,474
Provision for income taxes                                 997       3,156          901        3,837
                                                       -------     -------     --------     --------
Net  income                                            $ 1,446     $ 4,639     $  1,307     $  5,637
                                                       =======     =======     ========     ========

Basic and diluted earnings per share                   $  0.22     $  0.71     $   0.20     $   0.86
                                                       =======     =======     ========     ========


Cash dividends per common share                        $  0.05     $  0.05     $   0.10     $   0.10
                                                       =======     =======     ========     ========

Weighted average common shares - basic                   6,556       6,550        6,556        6,546
                                                       =======     ========     ========    ========
Weighted average common shares and
  assumed conversions - diluted                          6,576       6,568        6,576        6,574
                                                       =======     =======     ========     ========

The EPS effect of the plant and business consolidation and closure costs was $0.01 during the second quarter of 1997 and $0.08 during the first six months of 1997



                                 TRANSPRO, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(Amounts in thousands)

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                1998       1997         1998      1997
                                                ----       ----         ----      ----
Net income                                      $1,446     $4,639      $1,307     $ 5,637
Other comprehensive income, net of tax:
               Foreign currency translation         30         (7)          5        (114)
                                                ------     ------      ------     -------
Comprehensive income                            $1,476     $4,632      $1,312     $ 5,523
                                                ======     ======      ======     =======

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

                                                                             JUNE 30,    DECEMBER 31,
                                                                               1998          1997
                                                                           ---------      ---------
                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                             $     989      $     593
     Accounts receivable  (less allowances of $3,484 and $3,441)              40,159         37,506
     Inventories:
         Raw materials                                                        14,204         15,151
         Work in process                                                       7,959          7,632
         Finished goods                                                       42,100        335,752
                                                                           ---------      ---------
              Total inventories                                               64,263         58,535
                                                                           ---------      ---------

     Deferred income tax benefit                                               3,606          3,318
     Other current assets                                                      1,529          1,984
                                                                           ---------      ---------
Total current assets                                                         110,546        101,936
                                                                           ---------      ---------

Property, plant and equipment                                                 90,124         87,026
Less accumulated depreciation                                                 52,600         50,274
                                                                           ---------      ---------
Net property, plant and equipment                                             37,524         36,752
                                                                           ---------      ---------

Goodwill  (net of amortization of $249 and $170)                               2,682          2,733
Other assets                                                                   2,951          3,119
                                                                           ---------      ---------
Total assets                                                                 153,703      $ 144,540
                                                                           =========      =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  12,378      $  13,604
     Current maturities of long-term debt                                      5,000          5,000
     Accrued insurance                                                         5,273          5,817
     Accrued salaries and wages                                                5,190          4,310
     Accrued taxes                                                             2,659          2,450
     Accrued plant and business consolidation and closure costs                 --              387
     Accrued expenses                                                          6,147          6,903
                                                                           ---------      ---------
Total current liabilities                                                     36,647         38,471
                                                                           ---------      ---------
Long- term liabilities:
     Long-term debt                                                           43,273         32,838
     Retirement and postretirement obligations                                 7,086          7,050
     Deferred income taxes                                                       870            793
     Other liabilities                                                           109            373
                                                                           ---------      ---------
Total liabilities                                                             87,985         79,525
                                                                           ---------      ---------

Stockholders' equity:
     Preferred stock, $.01 par value:                                           --             --
         Authorized 2,500,000 shares; none issued at June 30, 1998 and
           December 31, 1997
     Common stock, $.01 par value:                                                66             66
         Authorized 17,500,000 shares; issued 6,683,571 shares at
           June 30, 1998 and December 31, 1997
     Paid-in capital                                                          52,264         52,227
     Treasury stock at cost,
         72,111 shares at June 30, 1998 and December 31, 1997                    (26)           (26)
     Unearned compensation                                                      (354)          (369)
     Retained earnings                                                        15,230         14,584)
     Accumulated other comprehensive income                                   (1,462)        (1,467)
                                                                           ---------      ---------
Total stockholders' equity                                                    65,718         65,015
                                                                           ---------      ---------
Total liabilities and stockholders' equity                                 $ 153,703      $ 144,540
                                                                           =========      =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                                 1998           1997
                                                                                               --------      --------
Cash flows from operating activities:
        Net income                                                                             $  1,307      $  5,637
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                                      3,152         3,483
               Provision for losses - accounts receivable                                           787           745
                                                                                               --------      --------
        Total adjustments to reconcile net income to net cash provided by operating
               activities                                                                         3,939         4,228

        Change in:
               Accounts receivable                                                               (2,978)       (9,595)
               Inventories                                                                       (5,728)      (11,799)
               Accounts payable                                                                  (1,226)        3,470
               Accrued expenses                                                                    (598)          602
               Other                                                                               (188)          (13)
                                                                                               --------      --------
        Total change in operating assets and liabilities                                        (10,718)      (17,335)
                                                                                               --------      --------
Cash used in operating activities                                                                (5,472)       (7,470)
                                                                                               --------      --------

Cash flows from investing activities:
        Capital expenditures                                                                     (3,903)       (3,680)
        Sales and retirements of fixed assets, net                                                   33            46
                                                                                               --------      --------
Cash used in investing activities                                                                (3,870)       (3,634)
                                                                                               --------      --------

Cash flows from financing activities:
        Dividends paid                                                                             (661)         (659)
        Purchase of treasury stock                                                                 --             (26)
        Current maturities of long-term debt                                                     (2,500)       (2,500)
        Borrowings of long-term debt                                                             12,900        16,350
                                                                                               --------      --------
Cash provided by financing activities                                                             9,739        13,165
                                                                                               --------      --------

Increase in cash and cash equivalents                                                               396         2,061
Cash and cash equivalents:
        Beginning of period                                                                         593           920
                                                                                               --------      --------
        End of period                                                                          $    989      $  2,981
                                                                                               ========      ========

Interest paid                                                                                  $  1,332      $  1,533
Taxes paid (net of refunds)                                                                    $    878      $  2,531


               The notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         TransPro, Inc. (the "Company") is a manufacturer and supplier of heat transfer components and systems, and specialty fabricated metal products for a variety of Aftermarket and OEM automotive, truck and industrial equipment applications, and performs as a van upfitter.

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

NOTE 3 - PLANT AND BUSINESS CONSOLIDATION AND CLOSURE COSTS

In the second quarter and first six months of 1997, the Company recorded approximately $0.1 million and $0.9 million, respectively, in plant and business consolidation and closure costs resulting from actions taken to consolidate the OEM and Aftermarket heat transfer organizations; to close the New Haven, Connecticut OEM heat transfer product manufacturing plant and move such manufacturing to Jackson, Mississippi; and to close the Peru, Illinois Aftermarket heater manufacturing plant and move such manufacturing to Mexico.

NOTE 4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except per share data)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                  1998        1997         1998         1997
                                                  ----        ----         ----         ----
Numerator:
Net income                                      $ 1,446      $ 4,639      $ 1,307      $ 5,637

Denominator:
Weighted average common shares                    6,611        6,603        6,611        6,599
Non-vested restricted stock                         (55)         (53)         (55)         (53)
                                                -------      -------      -------      -------
Denominator for basic earnings per share-
adjusted weighted average common shares           6,556        6,550        6,556        6,546

Dilutive effect of stock options and non-
vested restricted stock                              20           18           20           28
                                                -------      -------      -------      -------
Denominator for diluted earnings per share-
adjusted weighted average common
shares and assumed conversions                    6,576        6,568        6,576        6,574
                                                =======      =======      =======      =======

Basic earnings per share                        $  0.22      $  0.71      $  0.20      $  0.86
                                                =======      =======      =======      =======
Diluted earnings per share                      $  0.22      $  0.71      $  0.20      $  0.86
                                                =======      =======      =======      =======


NOTE 5 - TREASURY STOCK

         As part of the spin-off transaction from Allen Telecom Inc. in 1995, the Company acquired 69,304 shares of its Common Stock at zero cost. In 1997, the Company repurchased 2,807 shares of its Common Stock at a cost of approximately $26,000. All of the foregoing shares of Common Stock are held by the Company as treasury stock.

NOTE 6 - ACQUISITION

         The Company acquired 100% of the outstanding stock of Evap, Inc. ("Evap") of Arlington, Texas effective July 31, 1998. Evap is a manufacturer and distributor of replacement automotive air conditioning parts. Evap's fiscal 1997 sales were $6.6 million. The acquisition will be accounted for as a purchase. The transaction was structured with an initial purchase price of $6.0 million at closing, consisting of $3.0 million cash and 30,000 shares of TransPro, Inc. Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"), with an opportunity for a maximum additional payout of $3.75 million based upon the future earnings performance of the Evap business. The Series B Preferred Stock has an initial liquidation preference of $3.0 million. The potential additional payout will take the form of an increase in the liquidation preference of the Series B Preferred Stock. The Series B Preferred Stock is non-transferable; is entitled to cumulative dividends of 2% per annum during the first year after acquisition, 3.5% per annum during the second year and 5.0% per annum thereafter; is convertible into TransPro common stock at the rate of 50% on the third anniversary of the acquisition, an additional 25% on the fourth anniversary and an additional 25% on the fifth anniversary; and is redeemable after the fifth anniversary at the liquidation preference at the time of redemption. The Series B Preferred Stock is convertible into TransPro common stock based upon the liquidation preference of the Series B Preferred Stock and the market value of TransPro common stock at the time of conversion. The aggregate number of shares of TransPro common stock to be issued upon conversion of all the Series B Preferred Stock may not exceed 7% of the total number of shares of TransPro common stock outstanding after giving effect to the conversion. The market value of the TransPro common stock in excess of the 7% limitation, if any, will be paid in cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED JUNE 30, 1998 VERSUS QUARTER ENDED JUNE 30, 1997

         Net sales for the second quarter of 1998 declined 17% to $65.6 million compared with $79.3 million in the second quarter of 1997. This decline reflects the completion in the fourth quarter of 1997 of the Ford Crew Cab/Dual Rear Wheel program and the Ford order to convert vans for the U.S. Postal Service. Excluding Crew Cab/Dual Rear Wheel sales from the 1997 second quarter results, total net sales increased $4.0 million or 7%, due to a $4.0 million or 11% increase in Aftermarket heat transfer product sales resulting from unit volume gains in the radiator and condenser product lines. Excluding Crew Cab/Dual Rear Wheel sales in 1997, sales of OEM products were essentially flat. A 15% increase in fabricated metal product sales was basically offset by a 5% decline in OEM heat transfer product sales. Reported van conversion for the second quarter revenues declined 2% compared with the prior year second quarter. However, excluding the impact of the Ford order for the U. S. Postal Service in 1997, van conversion revenues increased 162%, effectively offsetting the revenue loss from the Postal Service program and reflecting, in part, the benefits of the acquisition in December 1997 of VMS, a Canadian van upfitter.

         Gross margins of 23.8% for the second quarter of 1998 declined from the 26.8% achieved in the second quarter of 1997, as the end of the Crew Cab/Dual Rear Wheel and U.S. Postal Service programs negatively impacted gross margins. In addition, the Aftermarket heat transfer business experienced lower margins compared with last year's second quarter due to a higher proportion of sales to lower margin customers. Margins in the metal fabrication operation improved based on higher manufacturing volumes and better operating efficiencies. Gross margins in the OEM heat transfer business, which remained negative, were essentially even with the prior year second quarter but have improved significantly compared with the third and fourth quarters of 1997.

         Selling, general and administrative expenses declined $0.2 million or 1% reflecting the one time benefit of a $0.6 million dividend from the Ohio state workers' compensation fund, partially offset by the recognition of a $0.5 million reserve against the balance of a note accepted in a 1994 asset sale transaction and an increase in selling and distribution expenses related to the higher volume levels experienced in the Aftermarket heat transfer business during the quarter. In the second quarter of 1997, the Company recorded pre-tax plant and business consolidation and closure costs of $0.1 million related to consolidation actions in its OEM and Aftermarket heat transfer businesses.

         Net interest expense declined $0.1 million in the second quarter of 1998 compared with the second quarter of 1997 as a function of lower debt levels in the second quarter of 1998 compared with the comparable period in 1997.

         The Company's effective tax rate of 40.8% for the second quarter of 1998 is comprised of the U.S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes and increased from the second quarter 1997 rate of 40.5% to reflect a higher level of non-tax deductible expenses.

         Net income for the second quarter of 1998 was $1.4 million, or $0.22 per share on a basic and diluted basis, compared with net income of $4.6 million, or $0.71 per share on a basic and diluted basis, in the second quarter of 1997. Before the impact of plant and business consolidation and closure costs, second quarter 1997 net income was $4.7 million, or $0.72 per share on a basic and diluted basis.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

         Net sales for the first six months of 1998 were $116.2 million versus $141.4 million for the comparable period in 1997, a decrease of 18%. This decrease reflects the completion in the fourth quarter of 1997 of the Ford Crew Cab/Dual Rear Wheel program and the Ford order to convert vans for the U. S. Postal Service. Excluding Crew Cab/Dual Rear Wheel sales from the 1997 six month results, total net sales increased $9.8 million or 9%. Sales of Aftermarket heat transfer products increased $5.3 million or 8% primarily as a result of higher unit volume coupled with higher pricing in the radiator product line. Excluding Crew Cab/Dual Rear Wheel sales in 1997, OEM product sales increased $4.4 million or 11%. Reported van conversion revenues increased 17%. Excluding the impact of the Ford order for the U.S. Postal Service in 1997, van conversion revenues increased 153%, effectively offsetting the revenue loss from the Postal Service program and reflecting, in part, the benefits of the acquisition in December 1997 of VMS, a Canadian van upfitter. Sales of OEM heat transfer products increased 3%. OEM fabricated metal products sales to telecommunications customers increased 21%.

         Gross margins in the first half of 1998 were 23.4% versus 24.9% for the first six months of 1997. The end of the Crew Cab/Dual Rear Wheel and U. S. Postal Service programs also negatively impacted gross margins for the first six months. In the Aftermarket heat transfer business, gross margins were essentially flat compared with the first six months a year ago. In the OEM fabricated metal products business, gross margins improved due to higher volumes and improved operating efficiencies. Although gross margins in the OEM heat transfer business during the first six months of 1998 remained negative due to continuing operating inefficiencies related to the relocation and consolidation of manufacturing operations into the Company's Jackson, Mississippi facility, they improved modestly compared with the first six months of 1997 but significantly when compared with the last half of 1997.

         Selling, general and administrative expenses for the first six months of 1998 were $23.5 million versus $23.2 million for the same period in 1997. The increase of $0.3 million or 1% resulted from the recognition of a $0.5 million reserve against the balance of a note accepted in a 1994 asset sale transaction and an increase in selling and distribution expenses related to the higher volume levels experienced in the Aftermarket heat transfer business partially offset by the one time benefit of a $0.6 million dividend from the Ohio state workers' compensation fund.

         The Company recorded $0.9 million of pre-tax plant and business consolidation costs in the first half of 1997.

         Net interest expense was $1.5 million for the first six months of 1998 compared with $1.6 million in the first six months of 1997, reflecting lower borrowings under the Company's credit facility during the first six months of 1998 compared with the comparable year ago period.

         The Company's year to date effective tax rate of 40.8% is comprised of the U.S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes and increased from the rate of 40.5% for the comparable year ago period to reflect a higher level of non-tax deductible expenses.

         Net income for the first six months of 1998 was $1.3 million, or $0.20 per share on a basic and diluted basis, compared with net income of $5.6 million, or $0.86 per share on a basic and diluted basis, in the first six months of 1997. Before the impact of plant and business consolidation and closure costs, net income for the first six months of 1997 was $6.2 million, or $0.94 per share on a basic and diluted basis.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         In June 1994, the Company accepted a secured subordinated note (the "Note") in payment for the sale of certain assets. The Company did not receive the scheduled January 1998 and February 1998 payments required by the Note and, in March 1998, in accordance with the provisions of the Note, declared the Note in default and called the remaining balance of the Note. Subsequent to calling the Note, the Company received a notice from the bank to which the Note is subordinated blocking the Company's call. The Company has been attempting to resolve this matter. However, the Company has been unable to obtain a commitment from the payer to cure the amounts in arrears and recommence the monthly payments required by the Note or, because of the Company's subordinated position, to liquidate the collateral securing the Note. Accordingly, in the second quarter of 1998, the Company established a $0.5 million reserve for the remaining balance of the Note and recorded a corresponding bad debt expense.

         In September 1995, the Company entered into a Revolving Credit and Term Loan Agreement with a group of five banking institutions. The Revolving Credit and Term Loan Agreement provides for unsecured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit and Term Loan Agreement expires in October 2000, and is comprised of a $50 million Revolving Credit Loan and a $25 million Term Loan. The Term Loan is payable in 20 equal quarterly installments over five years commencing December 31, 1995. As a result of the normal repayment of the Term Loan, at June 30, 1998, the bank facility totaled $61.25 million.

         At June 30, 1998, borrowings were approximately $11.3 million under the Term Loan and $24.4 million under the Revolving Credit Loan. The Company also has $13 million of borrowings under floating rate industrial revenue bonds, of which $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index. Outstanding letters of credit totaled approximately $18.8 million at June 30, 1998. Of the total letters of credit outstanding, $13.0 million supported borrowings under floating rate industrial revenue bonds.

         During the first six months of 1998, the Company required $5.5 million of cash primarily for working capital to support its operations. Inventory increased $5.7 million to support the second and third quarter peak selling season for Aftermarket heat transfer products. Accounts receivable increased $3.0 million reflecting the higher sales volumes during the second quarter. Cash was used to reduce accounts payable and accrued expenses by $1.8 million. Net income plus total adjustments to reconcile net income to net cash used in operating activities generated $5.2 million of cash.

         Capital spending during the first six months of 1998 totaled $3.9 million. The Company paid two cash dividends of $0.05 per share totaling $0.7 million during the first six months of 1998. Borrowings under the Revolving Credit and Term Loan Agreement to finance the operating and other cash requirements of the Company increased by $10.4 million from December 31, 1997.

         In July 1998, the Company entered into a Revolving Credit Agreement with five banking institutions to replace the existing Revolving Credit and Term Loan Agreement in order to increase the amount of and extend the commitment period for bank financing. The Revolving Credit Agreement provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. The security interest in the Company's assets and the pledge of the Company's subsidiaries' stock are eligible for release commencing March 31, 1999 if the Company achieves certain senior debt ratings or if certain financial ratios are met and maintained.

Available borrowings under the Revolving Credit Agreement are determined by a borrowing base consisting of the Company's (i) eligible accounts receivable,
(ii) inventory and (iii) fixed assets, as adjusted by an advance rate. The aggregate amount of borrowings under the Revolving Credit Agreement is automatically reduced by $0.5 million at the end of each calendar quarter through June 30, 1999; by $1.25 million at the end of each calendar quarter through June 30, 2000; and by $1.5 million at the end of each calendar quarter through June 30, 2003. The Revolving Credit Agreement bears interest at variable rates based, at the Company's option, on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or
(b) (i) the higher of the BankBoston, N. A. base lending rate and (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears. The Revolving Credit Agreement contains financial covenants which, among other things, require the maintenance of a minimum tangible net worth and debt service coverage and a maximum level of debt to EBITDA and debt to net worth, as well as covenants which place limits on dividend payments in excess of $2.0 million per year and capital expenditures in excess of 140% of such year's depreciation expense.

         The future liquidity and ordinary capital needs of the Company in the near term are expected to be met from operations. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the heat transfer Aftermarket. The Company believes that the Revolving Credit Agreement, along with cash flow from operations, will be adequate to meet near term anticipated ordinary capital expenditure and working capital requirements as well as seasonal working capital requirements. However, the capital for major growth initiatives may exceed the aggregate amount of borrowings available under the Revolving Credit Agreement. If this were to occur, the Company would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing additional sources of capital.

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

         The Company has identified an information systems platform which is Year 2000 compliant and to which the majority of current systems employed by the Company will be converted. The conversion project began in 1996 and is expected to be completed by mid-year 1999. Hardware, software and other capitalizable costs will be capitalized and expensed over the useful life of the system. All other project costs will be expensed as incurred. The total cost of the Year 2000 project is currently estimated to be $2.5 million, of which $1.3 million is for capitalizable hardware and software costs. To date, the Company has spent approximately $0.8 million on this project, of which $0.6 million was for capitalizable hardware and software costs.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Operating segments are defined as those components of an enterprise about which separate financial information is available that is regularly used internally by the chief operating decision maker in evaluating segment performance and in deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but need not be applied to interim financial statements in the initial year of its application. The adoption of SFAS No. 131 will not have a material impact on the financial position of the Company.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company, including the replacement automotive air conditioning parts business, are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Statements regarding the outlook for the OEM Heat Transfer business, improvements in manufacturing efficiencies and reduction of costs are subject to a number of factors, including but not limited to, the ability of management to implement improvements in workforce efficiencies and the timing of such improvements. Statements regarding the ultimate collectibility of the Note are subject to several factors, including but not limited to, the payer's financial condition. Statements regarding the Company's Year 2000 project are subject to numerous factors, including but not limited to, the availability and cost of trained personnel and the ability to effect the timely conversion of all relevant systems.

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

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP. (formerly Coopers & Lybrand L.L.P.) as auditors for the Company for the fiscal year ending December 31, 1998. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote upon such proposal were as follows:

                    FOR                       AGAINST                 ABSTAIN
                    ---                       -------                 -------
                6,206,814                     31,240                   9,625


         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 26, 1998, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(27)     Financial Data Schedule

b)       Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRANSPRO, INC.
                                  (Registrant)


Date:   August 13, 1998       By:   /s/  Henry P. McHale
                                    -------------------------------------
                                    Henry P. McHale
                                    President, Chief Executive Officer
                                    and Director

Date:   August 13, 1998       By:   /s/  John C. Martin, III
                                    -------------------------------------
                                    John C. Martin, III
                                    Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

Date:   August 13, 1998       By:   /s/ Timothy E. Coyne
                                    -------------------------------------
                                    Timothy E. Coyne
                                    Vice President and Controller
                                    (Principal Accounting Officer)