Form 10-Q
period 1998-09-30
TRANSPRO INC
filed 1998-11-13
CIK 948844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of common stock, $.01 par value, outstanding as of November 12, 1998 was 6,616,260.

Exhibit Index is on page 16 of this report.

================================================================================

                                    INDEX

                                                                                 Page No.
                                                                                 --------
PART I.          FINANCIAL INFORMATION

       Item 1.   Financial Statements


                 Condensed Consolidated Statements of Income for the three
                 months ended September 30, 1998 and 1997 and the nine months
                 ended September 30, 1998 and 1997.                                3

                 Condensed Consolidated Balance Sheets at September                4
                 30, 1998 and December 31, 1997

                 Condensed Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1998 and 1997                 5

                 Notes to Condensed Consolidated Financial Statements              6

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              10


PART II.         OTHER INFORMATION

       Item 2.   Changes in Securities and Use of Proceeds                        16

       Item 6.   Exhibits and Reports on Form 8-K                                 16


       Signatures                                                                 17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Amounts in thousands, except per share amounts)

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                            1998            1997            1998            1997
                                                          --------        --------        --------        --------
Sales                                                     $ 68,535        $ 80,181        $184,724        $221,580
Cost of sales                                               52,135          61,025         141,140         167,229
                                                          --------        --------        --------        --------
Gross margin                                                16,400          19,156          43,584          54,351
Selling, general and administrative                         13,587          11,894          37,067          35,093
Plant and business consolidation and closure costs              --           3,052              --           3,959
                                                          --------        --------        --------        --------
Income from operations                                       2,813           4,210           6,517          15,299
Net interest expense                                           971             819           2,466           2,434
                                                          --------        --------        --------        --------
Income before taxes                                          1,842           3,391           4,051          12,865
Provision for income taxes                                     751           1,373           1,653           5,210
                                                          --------        --------        --------        --------
Net  income                                               $  1,091        $  2,018        $  2,398        $  7,655
                                                          ========        ========        ========        ========
Basic earnings per common share                           $   0.17        $   0.31        $   0.37        $   1.17
                                                          ========        ========        ========        ========
Diluted earnings per common share                         $   0.16        $   0.31        $   0.36        $   1.17
                                                          ========        ========        ========        ========
Cash dividends per common share                           $   0.05        $   0.05        $   0.15        $   0.15
                                                          ========        ========        ========        ========
Weighted average common shares - basic                       6,562           6,559           6,561           6,551
                                                          ========        ========        ========        ========
Weighted average common shares and
assumed conversions - diluted                                6,898           6,611           6,676           6,603
                                                          ========        ========        ========        ========

The EPS effect of plant and business consolidation and closure costs was $0.27 during the third quarter of 1997 and $0.35 during the first nine months of 1997.


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 1998              1997
                                                                                              ---------         ---------
                                                                                             (Unaudited)
                       ASSETS

Current assets:
   Cash and cash equivalents                                                                  $   3,334         $     593
   Accounts receivable (less allowances of $4,957 and $3,441)                                    39,935            37,506
   Inventories:

      Raw materials                                                                              13,895            15,151
      Work in process                                                                             7,002             7,632
      Finished goods                                                                             39,412            35,752
                                                                                              ---------         ---------
         Total inventories                                                                       60,309            58,535
                                                                                              ---------         ---------

   Deferred income tax benefit                                                                    3,596             3,318
   Other current assets                                                                           1,371             1,984
                                                                                              ---------         ---------
Total current assets                                                                            108,545           101,936
                                                                                              ---------         ---------

Property, plant and equipment                                                                    93,493            87,026
Less accumulated depreciation                                                                    54,995            50,274
                                                                                              ---------         ---------
Net property, plant and equipment                                                                38,498            36,752
                                                                                              ---------         ---------

Goodwill (net of amortization of $286 and $170)                                                   5,685             2,733
Other assets                                                                                      2,952             3,119
                                                                                              ---------         ---------
Total assets                                                                                  $ 155,680         $ 144,540
                                                                                              =========         =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $  12,247         $  13,604
   Current maturities of long-term debt                                                              --             5,000
   Accrued salaries and wages                                                                     5,297             4,310
   Accrued insurance                                                                              4,544             5,817
   Accrued taxes                                                                                  2,690             2,450
   Accrued plant and business consolidation and closure costs                                        --               387
   Other accrued expenses                                                                         6,193             6,903
                                                                                              ---------         ---------
Total current liabilities                                                                        30,971            38,471
                                                                                              ---------         ---------
Long-term liabilities:
   Long-term debt                                                                                47,287            32,838
   Retirement and postretirement obligations                                                      7,046             7,050
   Deferred income taxes                                                                            857               793
   Other liabilities                                                                                 27               373
                                                                                              ---------         ---------
Total liabilities                                                                                86,188            79,525
                                                                                              ---------         ---------

Stockholders' equity:
   Series A Junior participating preferred stock, $ 0.01 par value:
      Authorized: 200,000 shares: issued and outstanding, none at September 30,
         1998 and December 31, 1997                                                                  --                --
   Series B convertible redeemable preferred stock, $ .01 par value:
      Authorized 30,000 shares; issued 30,000 shares at September 30, 1998 and none at
         December 31, 1997                                                                           --                --
   Common stock, $.01 par value:                                                                     66                66
       Authorized 17,500,000 shares; issued 6,616,260 shares at September 30, 1998 and 6,611,460 at December 31, 1997
   Paid-in capital                                                                               55,264            52,227
   Treasury stock at cost,
      72,111 shares at September 30, 1998 and December 31, 1997                                     (26)              (26)
   Unearned compensation                                                                           (309)             (369)
   Retained earnings                                                                             15,973            14,584
   Accumulated other comprehensive income                                                        (1,476)           (1,467)
                                                                                              ---------         ---------
Total stockholders' equity                                                                       69,492            65,015
                                                                                              ---------         ---------
Total liabilities and stockholders' equity                                                    $ 155,680         $ 144,540
                                                                                              =========         =========

The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          1998             1997
                                                                                        --------         --------
Cash flows from operating activities:
   Net income                                                                           $  2,398         $  7,655
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        4,762            5,895
      Provision for losses - accounts receivable                                             787            1,097
                                                                                        --------         --------
   Total non-cash adjustments to reconcile net income to net
   cash provided by operating activities                                                   5,549            6,992

   Change in assets and liabilities, net of effects from purchase of Evap, Inc.:
      Accounts receivable                                                                   (421)         (11,210)
      Inventories                                                                            534           (8,675)
      Accounts payable                                                                    (2,036)           3,419
      Accrued expenses                                                                    (1,621)           3,524
      Other                                                                                 (410)             249
                                                                                        --------         --------
   Total change in operating assets and liabilities                                       (3,954)         (12,69)
                                                                                        --------         --------
Cash provided by operating activities                                                      3,993            1,954
                                                                                        --------         --------

Cash flows from investing activities:
   Capital expenditures                                                                   (5,444)          (5,636)
   Sales and retirements of fixed assets                                                      60               39
   Acquisition of Evap, Inc., net of cash acquired                                        (2,921)              --
                                                                                        --------         --------
Cash used in investing activities                                                         (8,305)          (5,597)
                                                                                        --------         --------
Cash flows from financing activities:
   Issuance of  preferred stock                                                               --               --
   Exercise of stock options                                                                  --               24
   Purchase of treasury stock                                                                 --              (26)
   Dividends paid                                                                           (992)            (991)
   Repayments of long-term debt and current maturities of long-term debt                  (4,205)          (3,750)
   Borrowings of long-term debt                                                           12,250            8,750
                                                                                        --------         --------
Cash provided by financing activities                                                      7,053            4,007
                                                                                        --------         --------

Increase in cash and cash equivalents                                                      2,741              364
Cash and cash equivalents:
   Beginning of period                                                                       593              920
                                                                                        --------         --------
   End of period                                                                        $  3,334         $  1,284
                                                                                        ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                                $  1,991         $  2,406
                                                                                        ========         ========
Taxes  (net of refunds)                                                                 $  1,483         $  4,176
                                                                                        ========         ========

Supplemental schedule of non-cash investing and financing activities:

The Company acquired 100% of the outstanding stock of Evap, Inc. for $3 million in cash and 30,000 shares of Series B convertible redeemable preferred stock. In connection with the acquisition, liabilities were assumed as follows:
      Fair value of  assets acquired                                                    $  5,677               --
      Cash paid for the outstanding stock                                               $ (3,000)              --
                                                                                        --------         --------
            Liabilities assumed                                                         $  2,677               --
                                                                                        ========         ========


         The accompanying notes are an integral part of these statements

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

      TransPro, Inc. (the "Company") is a manufacturer and supplier of heat transfer components and systems, replacement automotive air conditioning parts and specialty fabricated metal products for a variety of Aftermarket and OEM automotive, truck and industrial equipment applications, and performs as a van upfitter.

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

NOTE 3 - PLANT AND BUSINESS CONSOLIDATION AND CLOSURE COSTS

In the third quarter and first nine months of 1997, the Company recorded approximately $3.0 million and $4.0 million, respectively, in plant business consolidation and closure costs. These charges included the costs to close the Company's Louisville, Kentucky plant, as a result of Ford's decision to move production of Crew Cab and Dual Rear Wheel components in-house and the remaining costs associated with the closure of the New Haven, Connecticut OEM heat transfer product manufacturing plant and the move of such manufacturing to Jackson, Mississippi.

NOTE 4 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

(Amounts in thousands,                              THREE MONTHS ENDED                NINE MONTHS ENDED
except per share data)                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                   1998            1997            1998            1997
                                                  -------         -------         -------         -------
Numerator:
Net income                                        $ 1,091         $ 2,018         $ 2,398         $ 7,655
Preferred stock dividends                              15              --              15              --
                                                  -------         -------         -------         -------
   Income available to common stockholders        $ 1,106         $ 2,018         $ 2,413         $ 7,655
                                                  -------         -------         -------         -------

Denominator:
Weighted average common shares                      6,616           6,610           6,615           6,602
Non-vested restricted stock                           (54)            (51)            (54)            (51)
                                                  -------         -------         -------         -------
Denominator for basic earnings per
share - adjusted weighted average
common shares                                       6,562           6,559           6,561           6,551

Dilutive effect of preferred stock                    332              --             111              --
Dilutive effect of stock options
and non-vested restricted stock                         4              52               4              52
                                                  -------         -------         -------         -------

Denominator for diluted earnings
per share - adjusted weighted
average common shares and assumed
conversions                                         6,898           6,611           6,676           6,603
                                                  =======         =======         =======         =======

Basic earnings per share                          $  0.17         $  0.31         $  0.37         $  1.17
                                                  =======         =======         =======         =======
Diluted earnings per share                        $  0.16         $  0.31         $  0.36         $  1.17
                                                  =======         =======         =======         =======

Stock options and restricted stock aggregating 47,891 shares and 9,710 shares, respectively, were not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 1998 as they were antidilutive.

NOTE 5 - DEBT

      In July 1998, the Company entered into a Revolving Credit Agreement with five banking institutions to replace its prior Revolving Credit and Term Loan Agreement in order to increase the amount of and extend the commitment period for bank financing. The Revolving Credit Agreement provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. The security interest in the Company's assets and the pledge of the Company's subsidiaries' stock are eligible for release commencing March 31, 1999 if the Company achieves certain senior debt ratings or if certain financial ratios are met and maintained.

      Available borrowings under the Revolving Credit Agreement are determined by a borrowing base consisting of the Company's eligible (i) accounts receivable, (ii) inventory and (iii) fixed assets, as adjusted by an advance rate. The aggregate amount of borrowings under the Revolving Credit Agreement is automatically reduced by $0.5 million at the end of each calendar quarter through June 30, 1999; by

$1.25 million at the end of each calendar quarter through June 30, 2000; and by $1.5 million at the end of each calendar quarter through June 30, 2003. The Revolving Credit Agreement bears interest at variable rates based, at the Company's option, on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or (b) (i) the higher of the BankBoston, N. A. base lending rate and (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears. The Revolving Credit Agreement contains financial covenants which, among other things, require the maintenance of a minimum tangible net worth and debt service coverage and a maximum level of debt to EBITDA and debt to net worth, as well as covenants which place limits on dividend payments in excess of $2.0 million per year and capital expenditures in excess of 140% of such year's depreciation expense.

NOTE 6 - ACQUISITION

      The Company acquired 100% of the outstanding stock of Evap, Inc. ("Evap") of Arlington, Texas effective July 31, 1998. Evap is a manufacturer and distributor of replacement automotive air conditioning parts. Evap's fiscal 1997 sales were $6.6 million. The transaction was structured with an initial purchase price of $6.0 million at closing, consisting of $3.0 million cash and 30,000 shares of TransPro, Inc. Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"), with an opportunity for a maximum additional payout of $3.75 million based upon the future earnings performance of the Evap business. The acquisition was accounted for as a purchase and goodwill of $3.0 million, which is being amortized over 20 years, was recorded as part of the transaction. Concurrent with the purchase, the Company repaid $1.7 million of working capital debt on behalf of Evap. The Series B Preferred Stock has an initial liquidation preference of $3.0 million. The potential additional payout based on future earnings will take the form of an increase in the liquidation preference of the Series B Preferred Stock. The Series B Preferred Stock is non-transferable; is entitled to cumulative dividends of 2% per annum during the first year after acquisition, 3.5% per annum during the second year and 5.0% per annum thereafter. The Series B Preferred Stock is convertible into TransPro common stock at the rate of 50% on the third anniversary of the acquisition, an additional 25% on the fourth anniversary and the remaining 25% on the fifth anniversary; and is redeemable after the fifth anniversary at the liquidation preference at the time of redemption. The Series B Preferred Stock is convertible into TransPro common stock based upon the Liquidation Preference and the market value of TransPro common stock at the time of conversion. The aggregate number of shares of TransPro common stock to be issued upon conversion of all the Series B Preferred Stock may not exceed 7% of the total number of shares of TransPro common stock outstanding, after giving effect to the conversion. The market value of the TransPro common stock in excess of the 7% limitation, if any, will be paid in cash.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

      In June, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Operating segments are defined as those components of an enterprise about which separate financial information is available that is regularly used internally by the chief operating decision maker in evaluating segment performance and in deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of its application. The adoption of SFAS No. 131 will not have a material impact on the financial position of the Company.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosure requirements for pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 will not have a material impact on the financial position of the Company.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for all derivatives. The adoption of SFAS No. 133 will not have a material impact on the financial position of the Company.

      In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 ("SFAS No. 132"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 concerns the classification of mortgage-backed securities and other beneficial interests retained after the securitization of loans held for sale, based on an entities ability and intent to hold such investments. The adoption of SFAS No. 134 will not have a material impact on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 1998 VERSUS QUARTER ENDED SEPTEMBER 30, 1997

      Net sales for the third quarter of 1998 declined 15% to $68.5 million compared with $80.2 million in the third quarter of 1997. This decline reflects the completion in the fourth quarter of 1997 of the Ford Crew Cab/Dual Rear Wheel program and the Ford order to convert vans for the U. S. Postal Service. Excluding Crew Cab/Dual Rear Wheel and Ford U. S. Postal Service van conversion sales from the 1997 third quarter results, total net sales increased 15%. Aftermarket heat transfer product sales increased 12% due to unit volume gains in the radiator and heater product lines and the July 31, 1998 acquisition of Evap, Inc., an Aftermarket air conditioning parts supplier, which contributed $1.6 million to net sales in the 1998 third quarter. Excluding the Crew Cab/Dual Rear Wheel and U.S. postal service program order from 1997 results, sales in the specialty metal fabrication business increased 44%, primarily as a result of higher van conversion revenues which substantially offset the revenue loss from the Ford U.S. Postal Service program and reflects, in part, the benefits of the acquisition in December 1997 of VMS, a Canadian van upfitter. OEM heat transfer product sales increased 4% due to stronger OEM build rates.

      Gross margins of 23.9% for the third quarter of 1998 were even with those achieved in the third quarter of 1997, despite the impact of the end of the Crew Cab/Dual Rear Wheel and Ford U. S. Postal Service programs. Although a higher proportion of sales in the Aftermarket heat transfer business were to lower margin customers, margins were modestly higher due to cost savings on heaters resulting from the move of heater manufacturing to Mexico, lower copper costs and improved operating efficiencies on higher production volume. Although gross margins in the OEM heat transfer business were slightly negative in the third quarter of 1998, they have improved significantly compared with the third quarter of 1997. Margins in the specialty metal fabrication business improved due to enhanced operating efficiencies and lower manufacturing costs.

      Selling, general and administrative expenses increased $1.7 million or 4%. Selling and distribution expenses associated with higher volume and the addition of several new distribution branches in the Aftermarket heat transfer business, costs associated with the acquisition of Evap, Inc. and the newly opened specialty metal fabrication facility in Dallas, TX comprised the majority of the increase. In the third quarter of 1997, the Company recorded pre-tax plant and business consolidation and closure costs of $3.1 million related primarily to the closure of its Louisville, Kentucky plant as a result of Ford's decision to move the Crew Cab/Dual Rear Wheel programs in-house in late 1997.

      Net interest expense increased $0.2 million in the third quarter of 1998 compared with the third quarter of 1997 as a function of increased debt levels and a higher effective interest rate in the third quarter of 1998 compared with the comparable period in 1997.

      The Company's effective tax rate of 40.8% for the third quarter of 1998 is comprised of the U. S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes. The effective tax rate increased from 40.5% in the third quarter of 1997 to reflect a higher level of non-tax deductible expenses.

      Net income for the third quarter of 1998 was $1.1 million, or $0.17 per basic common share and $0.16 per diluted common share, compared with net income of $2.0 million, or $0.31 per basic and diluted common share, in the third quarter of 1997. Before the impact of plant and business consolidation and closure costs, third quarter 1997 net earnings were $3.8 million, or $0.58 per basic and diluted common share.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

      Net sales for the first nine months of 1998 were $184.7 million versus $221.6 million for the comparable period in 1997, a decrease of 17%. This decrease reflects the completion in the fourth quarter of 1997 of the Ford Crew Cab/Dual Rear Wheel program and the Ford order to convert vans for the U. S. Postal Service. Excluding sales related to the Crew Cab/Dual Rear Wheel program and the Ford order to convert vans for the U. S. Postal Service from the 1997 nine-month results, total net sales increased 16%. Sales of Aftermarket heat transfer products increased 10%, primarily as a result of higher unit volume in the radiator, heater and condenser product lines and the July 31, 1998 acquisition of Evap, Inc., an Aftermarket air conditioning parts supplier, which contributed $1.6 million to net sales during the 1998 nine-month period. Excluding Crew Cab/Dual Rear Wheel and Ford U.S. Postal service sales from 1997 results, specialty metal fabrication product sales increased 65%, primarily due to van conversion revenues, which increased 150%, substantially offsetting the revenue loss from the Ford U.S. Postal Service program and reflecting, in part, the benefits of the acquisition in December 1997 of VMS, a Canadian van upfitter. Fabricated metal product sales to telecommunications customers increased 12%. Sales of OEM heat transfer products increased 4%.

      Gross margins in the first nine months of 1998 were 23.6% versus 24.5% for the first nine months of 1997. The end of the Crew Cab/Dual Rear Wheel and Ford
U. S. Postal Service programs negatively impacted gross margins for the first nine months. In the Aftermarket heat transfer business, gross margins were essentially flat compared with the first nine months a year ago. In the specialty metal fabrication business, gross margins improved due to higher volumes and improved operating efficiencies. Gross margins in the OEM heat transfer business during the first nine months of 1998 remained negative, but improved significantly over 1997 levels.

      Selling, general and administrative expenses for the first nine months of 1998 were $37.1 million versus $35.1 million for the same period in 1997. The increase of $2.0 million or 6% resulted from an increase in selling and distribution expenses due to higher volume levels experienced in the Aftermarket heat transfer business and costs associated with the new specialty metal fabrication facility in Dallas, TX and Evap, Inc., acquired on July 31, 1998.

      The Company recorded $4.0 million of pre-tax plant and business consolidation costs in the first nine months of 1997, of which $3.2 million related to the closure of its Louisville, Kentucky plant as a result of Ford's decision to move the Crew Cab/Dual Rear Wheel programs in-house in late 1997. The remaining $0.8 million was associated with consolidation actions in the OEM and Aftermarket heat transfer businesses.

      Net interest expense was $2.5 million for the first nine months of 1998 compared with $2.4 million in the first nine months of 1997, reflecting higher borrowings under the Company's credit facility during the first nine months of 1998 compared with the comparable year ago period.

      The Company's effective tax rate of 40.8% for the nine months of 1998 is comprised of the U. S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes. The effective tax rate increased from 40.5% for the nine months of 1997 to reflect a higher level of non-tax deductible expenses.

      Net income for the first nine months of 1998 was $2.4 million, or $0.37 per basic common share and $0.36 per diluted common share, compared with net income of $7.7 million, or $1.17 per basic, and diluted common share, in the first nine months of 1997. Before the impact of plant and business consolidation and closure costs, net earnings for the first nine months of 1997 were $10.0 million, or $1.52 per basic and diluted common share.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

      In July 1998, the Company entered into a Revolving Credit Agreement with five banking institutions to replace its prior Revolving Credit and Term Loan Agreement in order to increase the amount of and extend the commitment period for bank financing. The Revolving Credit Agreement provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. The security interest in the Company's assets and the pledge of the Company's subsidiaries' stock are eligible for release commencing March 31, 1999 if the Company achieves certain senior debt ratings or if certain financial ratios are met and maintained.

      Available borrowings under the Revolving Credit Agreement are determined by a borrowing base consisting of the Company's eligible (i) accounts receivable, (ii) inventory and (iii) fixed assets, as adjusted by an advance rate. The aggregate amount of borrowings under the Revolving Credit Agreement is automatically reduced by $0.5 million at the end of each calendar quarter through June 30, 1999; by $1.25 million at the end of each calendar quarter through June 30, 2000; and by $1.5 million at the end of each calendar quarter through June 30, 2003. The Revolving Credit Agreement bears interest at variable rates based, at the Company's option, on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or
(b) (i) the higher of the BankBoston, N. A. base lending rate and (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears. The Revolving Credit Agreement contains financial covenants which, among other things, require the maintenance of a minimum tangible net worth and debt service coverage and a maximum level of debt to EBITDA and debt to net worth, as well as covenants which place limits on dividend payments in excess of $2.0 million per year and capital expenditures in excess of 140% of such year's depreciation expense.

      At September 30, 1998, borrowings totaling $34.3 million were outstanding under the Revolving Credit Agreement. The Company also has $13 million of borrowings under floating rate industrial revenue bonds, of which $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index. Outstanding letters of credit totaled approximately $19.3 million at September 30, 1998. Of the total letters of credit outstanding, $13.0 million supported borrowings under floating rate industrial revenue bonds.

      During the first nine months of 1998, the Company generated $4.0 million of cash from its operations. Net income plus total adjustments to reconcile net income to net cash provided by operating activities generated $7.9 million of cash. Inventory decreased $ 0.5 million, reflecting expected reductions after the second and third quarter peak selling season for Aftermarket heat transfer products. Accounts receivable increased $ 0.4 million reflecting the higher sales volumes during the third quarter, offset by a reduction in average collection periods. Cash was used to reduce accounts payable and accrued expenses by $4.0 million.

      Capital spending during the first nine months of 1998 totaled $5.4 million. The acquisition of Evap, Inc., effective July 31, 1998, required $5.9 million of cash.

      The Company issued 30,000 shares of Series B preferred stock in connection with the acquisition of Evap, Inc. on July 31, 1998 with an initial liquidation preference of $3.0 million. The Company also paid cash dividends totaling $1.0 million during the first nine months of 1998. Net borrowings under the Revolving Credit Agreement to finance the cash requirements of the Company increased by $8.0 million from December 31, 1997.

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

IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 issue results from computer system software using only two digits rather than four digits to define the applicable year for a transaction. Such software may not recognize a date identified as "00" or may assume the year to be 1900 instead of 2000. This may result in system failure or miscalculation causing disruption of operations, including but not limited to, a temporary inability to process transactions, send invoices, generate disbursement checks or engage in similar normal business activities.

      The Company's Year 2000 initiative consists of (i) performing an inventory of all computer, facility and manufacturing equipment, finished goods and external business partners which may be Year 2000 sensitive; (ii) assessing that inventory for Year 2000 compliance; (iii) developing a plan to remediate or replace non Year 2000 compliant inventory items; and (iv) the implementation of that plan, including remediation, replacement, testing and contingency arrangements, as necessary.

      The Company has identified an information systems platform which is Year 2000 compliant and to which the majority of current systems employed by the Company will be converted. The conversion project began in 1996 and is expected to be complete by mid-year 1999. Hardware, software and other capitalizable costs will be capitalized and expensed over the useful life of the system. All other project costs will be expensed as incurred. The total cost of the Year 2000 project is currently estimated to be $2.5 million, of which $2.0 million is for capitalizable hardware and software costs. To date, the Company has spent approximately $1.1 million on this project, of which $0.8 million was for capitalizable hardware and software costs.

      During 1998, the Company initiated formal communications with its information technology hardware and software providers, all of its significant vendors, service providers, lenders and large customers to determine the extent to which it is vulnerable to the Year 2000 issue externally. The Company believes that with the completion of its Year 2000 initiatives, as scheduled, the possibility of significant interruptions of normal operations should be significantly reduced. However, no assurance can be given that the systems of other companies on which the Company relies will be Year 2000 compliant on a timely basis, that the Year 2000 systems of other companies will be compatible with the Company's system or that external Year 2000 issues would not have a material impact on the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Operating segments are defined as those components of an enterprise about which separate financial information is available that is regularly used internally by the chief operating decision maker in evaluating segment performance and in deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of its application. The adoption of SFAS No. 131 will not have a material impact on the financial position of the Company.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosure requirements for pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 will not have a material impact on the financial position of the Company.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for all derivatives. The adoption of SFAS No. 133 will not have a material impact on the financial position of the Company.

      In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 ("SFAS No. 132"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 concerns the classification of mortgage-backed securities and other beneficial interests retained after the securitization of loans held for sale, based on an entities ability and intent to hold such investments. The adoption of SFAS No. 134 will not have a material impact on the financial position of the Company.

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

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company acquired 100% of the outstanding stock of Evap, Inc. ("Evap") of Arlington, Texas effective July 31, 1998. Evap is a manufacturer and distributor of replacement automotive air conditioning parts. The transaction was structured with an initial purchase price of $6.0 million at closing, consisting of $3.0 million cash and 30,000 shares of TransPro, Inc. Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"), with an opportunity for a maximum additional payout of $3.75 million based upon the future earnings performance of the Evap business. The Series B Preferred Stock has an initial liquidation preference of $3.0 million. The potential additional payout based on future earnings will take the form of an increase in the liquidation preference of the Series B Preferred Stock. The Series B Preferred Stock is non-transferable; is entitled to cumulative dividends of 2% per annum during the first year after acquisition, 3.5% per annum during the second year and 5.0% per annum thereafter. The Series B Preferred Stock is convertible into TransPro common stock at the rate of 50% on the third anniversary of the acquisition, an additional 25% on the fourth anniversary and the remaining 25% on the fifth anniversary; and is redeemable after the fifth anniversary at the liquidation preference at the time of redemption. The Series B Preferred Stock is convertible into TransPro common stock based upon the Liquidation Preference and the market value of TransPro common stock at the time of conversion. The aggregate number of shares of TransPro common stock to be issued upon conversion of all the Series B Preferred Stock may not exceed 7% of the total number of shares of TransPro common stock outstanding, after giving effect to the conversion. The market value of the TransPro common stock in excess of the 7% limitation, if any, will be paid in cash.

The foregoing transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of securities was without use of an underwriter, and the certificates evidencing shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act of 1933, as amended

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

(3.1) Certificate of Incorporation of Transpro, Inc., as amended.

(4) Revolving Credit Agreement between the Company and Bank Boston N.A., as agent, and the other lenders named therein.

(27)  Financial Data Schedule

b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSPRO, INC.
                               (Registrant)

Date: November  12, 1998       By:  /s/  Henry P. McHale
                                    -----------------------------------------
                                    Henry P. McHale
                                    President, Chief Executive Officer
                                    and Director

Date: November  12, 1998       By:  /s/ Timothy E. Coyne
                                    -----------------------------------------
                                    Timothy E. Coyne
                                    Vice President of Finance and Corporate
                                    Controller
                                    (Principal Financial and Accounting Officer)