Form 10-K405
period 1998-12-31
TRANSPRO INC
filed 1999-03-30
CIK 948844

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from              to
                         Commission file number 1-13894
                                 TRANSPRO, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                 34-1807383
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)
                  100 Gando Drive, New Haven, Connecticut 06513
          (Address of principal executive offices, including zip code)

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

                                      NONE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at March 13, 1999 was $32,986,674. On that date, there were 6,597,334 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part I and Part II hereof.

         Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

         Exhibit Index is on page 16 of this report.

                                 TRANSPRO, INC.


                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                                                                                                   PAGE
                                                                                                                   ----
                                     PART I

Item 1.         Business                                                                                            3

Item 2.         Properties                                                                                          10

Item 3.         Legal Proceedings                                                                                   12

Item 4.         Submission of Matters to a Vote of Security Holders                                                 12


                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                               14

Item 6.         Selected Financial Data                                                                             14

Item 7.         Management's Discussion and Analysis of Financial Condition and Results                             14
                   of Operations

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                                          14

Item 8.         Financial Statements and Supplementary Data                                                         15

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                15


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant                                                  15

Item 11.        Executive Compensation                                                                              15

Item 12.        Security Ownership of Certain Beneficial Owners and Management                                      15

Item 13.        Certain Relationships and Related Transactions                                                      15


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedule and Reports on Form 8-K                                      17

Signatures                                                                                                          20

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

                  The Company is comprised of four operating divisions that supply products and services to the automotive and truck aftermarkets, original equipment manufacturers ("OEMs") of trucks, vans, telecommunications equipment and other industrial products. The Company's GO/DAN INDUSTRIES division ("GDI") is a producer of replacement radiators and other heat transfer products for the automotive, truck and off-highway aftermarkets. The Company's EVAP, Inc. division ("EVAP") is a manufacturer and distributor of replacement automotive air conditioning parts for the automotive aftermarket. The Company's G&O Manufacturing Company division ("G&O") produces and supplies radiators, charge air coolers, oil coolers, condensers and engine cooling system components for OEMs of heavy duty trucks and industrial and off-highway equipment. The Company's Crown divisions ("Crown") install specialized interiors in utility trucks and vans for major commercial fleets and design, manufacture and assemble fabricated metal parts for light truck, telecommunications and other industrial customers. The Company operates in three market segments, Aftermarket Heating and Cooling Systems, Original Equipment Manufacturing ("OEM") Heat Transfer Systems and Specialty Metal Fabrication.

                  The Company's origins date back to 1915 when G&O commenced operations in New Haven, Connecticut as a manufacturer of radiators for custom built automobiles, fire engines and original equipment radiators for Ford. Allen acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. Crown commenced operations in 1947 and was acquired by Allen in 1967 as part of the same business strategy. GDI was formed in 1990 when Allen contributed a portion of its G&O division and other assets, which together represented all of Allen's aftermarket radiator business, and Handy & Harman contributed substantially all of the assets of its then wholly owned subsidiaries, Daniel Radiator Corporation, Jackson Industries, Inc., Lexington Tube Co., Inc. and US Auto Radiator Manufacturing Corporation, to form a 50/50 joint venture partnership. EVAP commenced operations in 1981 for the purpose of re-manufacturing GM and Ford evaporators for distribution to national packagers and master distributors. The Company acquired the outstanding stock of EVAP in a purchase transaction effective August 1, 1998.

DESCRIPTION OF BUSINESS

MARKETS

                  The automotive and heavy truck parts industries target two distinct markets, the OEM market and the aftermarket. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans and light trucks forms the automotive OEM market and the manufacture of individual components for use in the original equipment manufacturing process of heavy trucks forms the heavy truck OEM market. The products and services used to maintain and repair automobiles, vans and light trucks and heavy trucks, as well as accessories not supplied with such vehicles when manufactured, form the respective automotive and heavy truck aftermarkets. The Company believes that in recent years demand for replacement parts and supplies in both the automotive and heavy truck aftermarkets has increased as both individuals and commercial fleet operators are driving more and keeping their vehicles longer. The Company sells its products and services principally to the heavy truck OEM market as well as both the automotive and heavy truck aftermarkets. The Company also sells its automotive products to OEM's of off-highway equipment and other industrial customers and manufactures fabricated enclosures and cabinetry for the telecommunications industry

PRINCIPAL PRODUCTS AND SERVICES

                  The Company designs, manufactures and markets radiators and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment as well as replacement radiators, air conditioning condensers and other heat transfer products for the automotive and heavy truck aftermarkets. In addition, the Company manufactures and distributes automotive air conditioning replacement parts for the automotive aftermarket. The Company also manufactures and installs specialized interiors in utility trucks and other vehicles for major commercial fleets and designs, manufactures and assembles fabricated metal products for telecommunications and other industrial customers. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

Aftermarket Heating and Cooling Systems
         GDI

                  Through GDI, the Company provides one of the most extensive product ranges of high-quality radiators, radiator cores, heater cores and air conditioning condensers to the automotive and heavy truck aftermarkets. The Company's primary radiator and heater manufacturing facility in Nuevo Laredo, Mexico is ISO-9002 certified, which is an internationally recognized verification system for quality management. In addition to its standard models, the Company can produce and deliver special orders of such products typically within 24 hours.

                  The purpose of a radiator is to cool the engine. A radiator acts as a heat exchanger, removing heat from engine coolant as it passes through the radiator. The construction of a radiator usually contains the radiator core, which consists of coolant-carrying tubes and a large cooling area; a receiving (inlet) tank; a dispensing (outlet) tank; and side columns. In operation, coolant is pumped from the engine to the inlet tank where it spreads over the tops of the tubes. As the engine coolant passes through the tubes, it loses its heat to the air stream through the fins connected to the tubes. After passing through the tubes, the reduced temperature coolant enters the outlet tank, and is then re-circulated through the engine.

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

                  The Company introduced its Ready Rad(R) Heatbuster line of complete radiators in 1994. This line of replacement radiators is specially designed to provide approximately 20% more cooling capability than a standard radiator. The Heatbuster line is the ideal replacement radiator for vehicles which are used for towing, hauling, plowing, or off-highway purposes, and as a result, it has been particularly popular in the growing light truck segment of the automotive fleet.

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

                  Industrial cores are heavy duty units which are constructed of extremely durable materials in order to meet the demands of the commercial marketplace. The Company produces approximately 13,000 models of industrial cores, and these products serve many different needs in a variety of markets. In general, an industrial core is much larger than an automotive core and typically sells for three to four times the cost of an automotive core.

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

                  Radiator Parts and Supplies. The Company sells radiator shop supplies and consumable products used by its customers in the process of radiator repairs. The Company's extensive line includes radiator parts, small hand tools and equipment, and solders and fluxes. The Company is one of the largest domestic suppliers of stamped metal radiator parts, supplying these parts to regional core manufacturers throughout the United States.

                  Air Conditioning Condensers. Automotive air conditioning condensers were added to the GDI product line in 1996 through the acquisition of Rahn Industries, Inc., an aftermarket supplier of automotive air conditioning condensers. Air conditioning condensers are a component of a vehicle's air conditioning system designed to convert the air conditioner refrigerant from a high pressure gas to a high pressure liquid by passing air through the condenser. GDI distributes this product under both the GDI and Rahn Industries brands and has fully integrated this product into the GDI distribution network. GDI catalogs more than 900 condenser part numbers.

           EVAP

           Through EVAP, the Company provides one of the most extensive catalogs of replacement automotive air conditioning parts to the automotive and truck aftermarkets.

           Compressors. The Company sells air conditioning compressors for replacement in both domestic and import automotive and truck aftermarkets. The compressor is designed to compress low pressure refrigerant, which it draws from the evaporator, in a low pressure vapor state, into a high pressure gas. This gas is then pumped to the condenser.

                  Accumulators. Accumulators act as a reservoir to accumulate liquid refrigerant. The accumulator uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants to prevent moisture and contaminants from reaching the compressor.

                  Evaporators. Automotive air conditioning evaporators are designed to remove heat from the passenger compartment. The core is generally located under the dashboard or adjacent to the fire wall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways and forcing warm air from the passenger compartment over the core. The low pressure liquid refrigerant then becomes a low pressure vapor which is returned to the compressor and re-circulated.

                  Air Conditioning Parts and Supplies. The Company sells an extensive line of air conditioning parts and supplies through EVAP. These other component parts include driers, hose and tube assemblies, blowers and fan clutches.


Specialty Metal Fabrication

                  The Company's specialty metal fabrication business, through its Crown Divisions, is comprised of three interrelated businesses. The principal products manufactured and services performed by each of these businesses is set forth below.

                  Vehicle Conversions. The Company is one of the leaders in the installation of specialized interiors in utility trucks and other vehicles for major commercial fleets such as Sears, Airborne Express, General Electric and the regional telephone companies. The Company's vehicle conversion installation facilities are strategically located near each of the major production facilities for utility trucks and vans of Ford, Chrysler and General Motors. The Company offers its customers a full range of customizing options ranging from the installation of ladder racks, specialized bins and shelves and other components for convenient and safe storage to decaling the outside of the vehicle. Each interior is installed according to the customer's specifications, based upon various design and equipment options offered by the Company. Much of the specialized equipment installed by the Company in its conversion business is also manufactured by the Company. During 1997 the Company, under a short-term contract with the Ford Motor Company, up-fit approximately 10,000 Aerostar and Windstar mini vans for the US Postal Service. The modifications were completed at the Company's Lorain, Ohio and St. Charles, Missouri facilities. The Company's Lorain, Ohio facility is QS-9000 certified. In December 1997, the Company acquired substantially all of the assets and assumed certain specific liabilities of a small Canadian van converter to provide greater access to the Canadian market.

                  The Company enjoys a reputation in the industry for offering new and innovative products. For example, the Company introduced in the early 1990's its exclusive Slide-Down(TM) ladder rack, which enables service technicians to easily load and unload heavy ladders from the top of a vehicle with the reduced risk of back injury and strain. In 1997, the Company introduced a new, easily removable storage system for mini-vans called Slide-Lock(TM) was introduced which offers users the ability to switch back and forth between a passenger van and a service van within minutes. The Company is continually seeking to capitalize on its reputation by marketing these innovations to the automotive companies as value-added factory programs and options.

                  Fabricated Metal Products. Certain of the fabricated metal products manufactured by the Company are used in its own vehicle conversion business. In addition to vehicle conversion products, the Company also produces fabricated metal components for telephone switching equipment, wireless communications equipment, stationary rotary air compressors and heavy duty battery boxes. The Company designs, manufactures and assembles over 400 different fabricated metal parts such as high tolerance cabinets for telecommunications and other industrial customers such as Lucent Technologies, Alcatel, and East Penn. During 1998, the Company opened a state-of-the-art metal fabrication facility in Plano, Texas to service the rapidly growing telecommunications industry in that area. The Plano, Texas facility is ISO-9002 certified. The Company's metal fabrication business is principally conducted out of its Wooster, Ohio, Thomaston, Georgia and Plano, Texas manufacturing facilities. The Company focuses on the production of large, complex parts that typically require greater engineering and more sophisticated production techniques than traditional high volume, undifferentiated products. The Company's Wooster, Ohio facility is currently ISO-9001 and QS-9000 certified.

                  Truck Cab Conversions. Prior to December 1997, the Company produced a four-door pickup truck cab for Ford's F-Series Truck ("Crew Cab") and modified rear wheel fender assemblies to accommodate a dual rear wheel axle ("DRWs"). The Crew Cab was produced by the Company utilizing an assembly line production process in which various stamped components were assembled using certain welding techniques. In much the same fashion, the Company produced DRWs in order to provide adequate space for the additional tire on each side of the rear wheel axle assembly. Prior to December 1997, the Company was the exclusive supplier of Crew Cabs and DRWs to Ford, and had provided such products to Ford for 30 years and 20 years, respectively, excluding a brief period from 1980 to 1982 when Ford did not offer either option with its F-Series Pickup Trucks. Ford moved the manufacture of Crew Cabs and DRWs in-house in late 1997. As a result, the Company's Crew Cab/DRW production facility in Louisville, Kentucky was closed in December 1997.


OEM Heat Transfer Systems

                  Through its G&O division, the Company designs, manufactures and markets radiators and charge air coolers to OEMs of heavy duty trucks, buses and industrial and off-highway equipment such as generator sets, construction vehicles, railroad locomotives and military equipment. The Company manufactures its products in Jackson, Mississippi. The Company's Jackson, Mississippi facility is ISO 9002 certified.

                  Radiators. The Company custom designs, manufactures and sells approximately 400 different models of radiators, which are specifically designed and engineered to meet OEM customer specifications. The Company's radiators are sold under the widely-recognized Ultra-Fused(R) brand name utilizing welded tube-to-header core construction and are specifically engineered to meet customer specifications and to withstand a variety of demanding customer applications.

                  Charge Air Coolers. The Company offers its OEM customers approximately 200 different models of aluminum charge air coolers. A charge air cooler is a device that is used to decrease the temperature of the air that is used by the engine in its combustion process, which in turn improves the operating efficiency of the engine and lowers its emission levels. The Company believes that the demand for charge air coolers will continue to increase as the Company's customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting.

                  G&O's traditional class 8 truck market has become increasingly competitive and the Company's share of this segment of the market has been reduced. The Company believes there are opportunities to expand into the specialty vehicle marketplace which is not as well served as our traditional class 8 truck market.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS AND EXPORT
SALES

                  The Company operates in three market segments, Aftermarket Heating and Cooling Systems, OEM Heat Transfer Systems and Specialty Metal Fabrication. Applicable segment information appears in Note 3 of the Notes to Consolidated Financial Statements contained in the Registrant's 1998 Annual Report to Stockholders, certain portions of which are filed as Exhibit 13 to this Report. All such information is incorporated herein by reference. Export sales from North America were below 10% in each of the years reported. The Company has a manufacturing facility in Mexico which has no sales in Mexico and acquired a vehicle conversion facility in Canada in December 1997. Sales in Canada aggregated $1.4 million during 1998.

CUSTOMERS

                  The Company sells its products and services to a wide variety and large number of industrial and other commercial customers. The Company supplies radiators, charge air coolers and cooling modules to OEMs of heavy duty trucks, such as PACCAR and Mack, and OEMs of industrial and off-highway equipment, such as Cummins Power Generation, AM General and Oshkosh Truck Corporation. Principal customers of the Company's vehicle conversion products and services include operators of large commercial fleets such as Sears, General Electric and Airborne Express. The Company sells its replacement radiators, air conditioning replacement parts and supplies, and other heat transfer products to national retailers of aftermarket automotive products, such as AutoZone and Pep Boys, and warehouse distributors, radiator shops, parts jobbers and, to a lesser extent, OEMs.

                  The Company's largest customer during 1998 was AutoZone, which accounted for approximately 11% of net sales. In 1998 the Company had no other customers who individually accounted for greater than 10% of the Company's net sales.

SALES AND MARKETING

                  The Company maintains a separate sales and marketing department at each of its principal operating units. By focusing its sales effort at the operating unit level, the Company enables its sales staff to develop a thorough understanding of each unit's technical and production capabilities and of the overall market in which each unit operates. The Company employs approximately 235 individuals involved in sales and marketing efforts.

                  GDI's sales and marketing efforts are under the direction of GDI's Executive Vice President of Sales and Marketing, who oversees a Vice President of Marketing, a Vice President of National Accounts, and a National Sales Manager. The National Sales Manager oversees 14 Territory Sales Managers and monitors sales of products to the fleet and industrial markets. The Vice President of National Accounts is responsible for sales to retailers and auto parts warehouses. GDI also employs several marketing specialists and product managers who report to a Vice President of Marketing and develop, implement and monitor GDI's various marketing and advertising programs. As part of its current marketing efforts, GDI is focusing on increasing its sales to the fastest growing segments of the automotive aftermarket. EVAP has an internal sales and marketing staff consisting of a Vice President of Sales and Marketing with a sales staff serving both its existing customer base as well as seeking new customers. EVAP also utilizes independent sales representatives to aid in its outside sales efforts.

                  At G&O, the Company has an in-house sales management staff who are responsible for growing the business, servicing existing customers and identifying new marketing opportunities. These individuals and in-house engineering specialists, work in close consultation with its customers' engineering staff in order to provide the technical expertise and advice needed in the development stage of new customer products. In addition, G&O's engineers work closely with truck engine OEMs, such as Cummins Engine and Detroit Diesel, during the early stages of new product development and design. G&O has historically focused on sales of its products to domestic OEMs of heavy duty trucks and industrial equipment. In recent years, G&O has expanded its focus to include all highway and specialty vehicle applications.

                  The Company's Crown Divisions employ direct salespersons dedicated to servicing the national fleet and leasing companies and truck and other vehicle OEMs such as Ford, GM and Chrysler and independent sales representatives to manage the over 200 dealer/distributors nationwide. In 1997, the Company expanded direct fleet coverage to develop its west coast opportunities and support distribution warehousing in Los Angeles, California and Dallas, Texas. In addition, the Company utilizes several direct salespersons and an independent sales representative force to service the telecommunications industry and other industrial buyers of fabricated metal products and value added assemblies.

COMPETITION

                  The Company faces significant competition within each of the markets in which it operates. In both its OEM and aftermarket heat transfer product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company's principal methods of competition include product design, performance, price, service, warranty, product availability and timely delivery. The Company competes with the national producers of heat transfer products, such as Modine Manufacturing Company and Valeo Engine Cooling Systems, the internal operations of OEMs and, to a lesser extent, local and regional manufacturers. The Company's primary competition in the air conditioning replacement parts businss includes the 4 Seasons division of Standard Motor Products and numerous regional operators.

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

                  Leadership in the vehicle conversion business largely relies on close proximity to factory assembly plants, maintenance of quality standards to retain authorized factory ship-through capability, and an ability to "flex" capacity to meet seasonal demands and satisfy customer delivery requirements.


INTELLECTUAL PROPERTY

                  The Company owns a number of foreign and US patents and trademarks. The patents expire on various dates from 2009 to 2013. In general, the Company's patents cover certain of its radiator, charge air cooler and air conditioning accumulator manufacturing processes. The Company has entered into licensing and other agreements with respect to certain patents, trademarks and manufacturing processes it uses in the operation of its business. The Company believes that it owns or has rights to all patents and other technology necessary for the operation of its business. The Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole.

RAW MATERIALS AND SUPPLIERS

                  The principal raw materials used by the Company in its OEM and Aftermarket radiator product lines are copper and brass. The principal raw material used in the Company's specialty metal fabrication business is steel. Although copper, brass and steel and other materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 90% of its copper and brass requirements in 1998, 1997, and 1996. The Company believes its sources for raw steel materials are very reliable and adequate for its needs. The Company has not experienced any significant supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.

                  The Company typically executes purchase orders for its anticipated copper and brass requirements approximately three to six months prior to the actual delivery date. The purchase price for such copper and brass is established at the time orders are placed by the Company and not at the time of delivery. In mid-1996, copper prices declined significantly; however, by year-end 1996, prices were trending higher. Prices continued to climb until mid-year 1997 at which time a steady decline began which continued through the end of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Item 7.

BACKLOG

                  The Company's backlog was approximately $13.1 million at December 31, 1998 as compared to approximately $8.1 million at December 31, 1997 primarily as a result of interim orders from its new telecommunications and vehicle facility. Backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

SEASONALITY

                  Historically, OEM Heat Transfer Systems and Specialty Metal Fabrication businesses have experienced a slight decrease in revenues and operating income during the third and fourth calendar quarters as compared to the first and second quarters. Third quarter results are affected by scheduled plant shut-downs for vacations and model year changeovers while fourth quarter results are affected by scheduled plant shut-downs for the holiday season. The Company expects the second and third quarters to be positively impacted and the first and fourth quarters to be negatively impacted by the operating results of Aftermarket Heating and Cooling Systems, which typically experiences higher sales during the summer months as the demand for replacement radiators and air conditioning parts and supplies tend to increase and lower sales during the winter months. The seasonal impact of the Aftermarket Heating and Cooling Systems segment became more pronounced on TransPro as a whole during 1998 with the elimination of the far less seasonal Crew Cab/DRW program.

RESEARCH AND DEVELOPMENT

                  Research and development expenses were approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

EMPLOYEES

                  At December 31, 1998, the Company had approximately 2,370 employees. Of these employees, approximately 1,270 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Locals affiliated with the International Union of Electronic, Electrical, Technical, Salaried and Machine Workers (AFL-CIO) and the United Paperworkers International Union represent approximately 25% and 20% respectively, of the Company's unionized employees. In addition, a local Mexican labor union represents approximately 47% of the Company's unionized employees. The Company believes that its relations with its unions and employees are good. The Company has successfully re-negotiated seven collective bargaining agreements over the last several years, although there can be no assurance that the Company will not experience work stoppages in the future.

ITEM 2.  PROPERTIES

                  The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through 16 principal manufacturing and assembly facilities. The Company believes its property and equipment are in good condition and suitable for its needs. The Company estimates that its plants operate at between 40% and 95% of capacity on a six-day basis. The Company has sufficient capacity to increase production with respect to its original equipment and replacement radiator product lines, its air conditioning replacement parts business, and its vehicle conversion and fabricated metal products operations. The Company's principal manufacturing and assembly facilities are as follows:

                                            APPROXIMATE         OWNED/
             LOCATION                     SQUARE FOOTAGE        LEASED                        PRODUCT LINE
             --------                     --------------        ------                        ------------
New Haven, Connecticut                        158,800           Owned (1)        Corporate headquarters, GDI headquarters,

                                                                                 tubes for original equipment radiators (2).

Jackson, Mississippi                          135,885           Owned            Original equipment radiators.

Wooster, Ohio                                 216,000           Owned (1)        Fabricated metal products, vehicle
                                                                                 conversion.

Lorain, Ohio                                  79,846            Owned            Vehicle conversion.

Thomaston, Georgia                            30,000            Owned            Fabricated metal products.

Baltimore, Maryland                           10,000            Leased           Vehicle conversion.

Bridgeton (St. Louis), Missouri               16,900            Leased           Vehicle conversion.

Plano, Texas                                  70,000            Leased           Fabricated metal products.

Dallas, Texas                                 50,050            Leased           Replacement radiators (radiator cores).

Nuevo Laredo, Mexico                          109,055           Leased           Replacement radiators (radiator cores).

Maquoketa, Iowa                               38,000            Leased           Parts and tooling for replacement radiators.

Los Angeles, California                       32,900            Leased           Air conditioning condensers.

Atlanta, Georgia                              14,000            Leased           Air conditioning condensers.

Mississauga, Ontario Canada                   14,616            Leased           Vehicle conversion.

Philadelphia, Pennsylvania                    15,300            Leased           Air conditioning condensers.

Arlington, Texas                              82,000            Leased           Air conditioning parts &supplies.

-------------------------
(1)  Subject to IRB financing arrangements.
(2) In December 1996, most of the manufacturing operation was moved to Jackson, Mississippi. A small tube mill operation remains. The Company is considering various alternatives for the unoccupied manufacturing/ware-housing portion of the facility.

                  As part of its replacement radiator business, the Company maintains a nationwide network of manufacturing and distribution facilities which enables the Company to provide its customers generally with same day delivery service. In addition to the three manufacturing facilities for replacement radiators described above, the Company also operates 13 fully equipped, regional manufacturing facilities. These thirteen facilities are all leased, average approximately 11,000 square feet in size and are strategically located to generally provide same-day service to virtually the entire United States. The Company also has approximately 45 local branch offices and approximately 20 independent agencies and 2 distribution centers that comprise its nationwide local distribution network. All of the Company-operated local branch offices are leased and, on average, approximate 6,000 square feet in size.

ENVIRONMENTAL MATTERS

                  As is the case with manufacturers of similar products, the Company uses certain hazardous substances in its operations, including certain solvents, lubricants, acids, paints and lead, and is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. During 1998, the Company was fined approximately $0.1 million in connection with certain pre-treatment water containment violations at its Jackson, Mississippi facility. The issues were satisfactorily resolved. The Company believes it is reasonably possible that environmental related liabilities may exist with respect to one industrial site formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operation or liquidity of the Company. The Company has an environmental policy that confirms its commitment to compliance with existing environmental regulations and planning to reduce the level of pollutants in the manufacturing process.

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

ITEM 3.  LEGAL PROCEEDINGS

                  Various legal actions are pending against or involve the Company with respect to such matters as product liability, casualty and employment-related claims including one potential claim under the Americans with Disabilities Act. In the opinion of management, after review and consultation with counsel, the aggregate liability, if any, that ultimately may be incurred in excess of amounts already provided should not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

                  During 1998, the Company paid approximately $0.6 million to settle a prior-filed claim of sexual harassment of a group of non-exempt union employees by another non-exempt union employee at one of the Company's manufacturing facilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT*


                                     SERVED AS
                                     OFFICER               POSITION OR OFFICE WITH THE COMPANY & BUSINESS EXPERIENCE DURING PAST
    NAME                 AGE          SINCE                                      FIVE (5) YEAR PERIOD
    ----                 ---          -----                                      --------------------
Henry P. McHale          60         July 1995              President, Chief Executive Officer and Director, since 1995; President and Chief Executive Officer of GDI, 1992 through 1995.  Prior thereto, various executive positions with Ladish Corporation and Rockwell
                                                           Automotive.

Jeffrey L. Jackson       51         August 1995            Vice President of Human Resources, since 1995; Vice President of Human
                                                           Resources of GDI, 1992 through 1995.  Prior thereto, Managing Director of Resources of IMCOR since 1990.

Timothy E. Coyne         44         October 1996           Vice President, Chief Financial Officer, Treasurer, and Secretary since
                                                           1998, Corporate Controller, since 1996; Vice President of Finance and
                                                           Administration and Treasurer of Keene Corporation 1990 through 1996.

Michael T. Hooper        53         February 1996          President of The Crown Divisions since 1996; Senior Vice President of
                                                           Findlex Corporation from 1993-1996, various executive positions with
                                                           Rockwell International and CMW, Inc. prior thereto.

John F. Della Ventura    50         February 1998          President of G&O, since 1998; Group Controller-Engine Systems of
                                                           Echlin, Inc., 1990 through 1998.

*        All officers are elected by the Board of Directors.

                  The information contained in the Company's 1999 Proxy Statement under the heading "Proposal No. 1 -- ELECTION OF DIRECTORS" and under the heading "EXECUTIVE COMPENSATION - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's Common Stock is traded on the New York Stock Exchange. The number of stockholders of record of the Company's Common Stock as of the close of business on March 13, 1999, was 1,256. Information regarding market prices and dividends declared for the Company's Common Stock is shown below for 1998 and 1997. Market prices are closing prices quoted on the New York Stock Exchange, the principal exchange market for the Company's Common Stock. The Company currently expects that comparable dividends will continue to be paid in the future, although there can be no assurance of this.

                                                                        YEAR ENDED DECEMBER 31, 1998
                                                            -------------------------------------------------
                                                            1ST QTR       2ND QTR       3RD QTR       4TH QTR
                                                            -------       -------       -------       -------
Market price of common stock
     ---High                                               $ 8 15/16     $ 8  3/4      $ 7 7/16      $ 6 1/4
     ---Low                                                $ 7           $ 7 7/16      $ 5 5/16      $ 4 3/8
Dividends per share                                        $     .05     $    .05      $    .05      $   .05


                                                                        YEAR ENDED DECEMBER 31, 1997
                                                           --------------------------------------------------
                                                           1ST QTR       2ND QTR       3RD QTR        4TH QTR
                                                           -------       -------       -------        -------
Market price of common stock
     ---High                                               $ 10          $ 8 7/8       $11 15/16     $11 1/2
     ---Low                                                $  8 5/8      $ 7 1/8       $   8 3/8     $ 7 5/8
Dividends per share                                        $    .05      $   .05       $     .05     $   .05


ITEM 6.  SELECTED FINANCIAL DATA

                  The information required by this Item is incorporated herein by reference to "Financial Highlights" contained in the Registrant's 1998 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The information required by this Item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Registrant's 1998 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities.

         The Company's interest rate risk is most sensitive to changes in the US interest rates. The Company has an outstanding revolving credit agreement, under which approximately $29.5 million was outstanding at December 31, 1998. The revolving credit agreement bears interest at variable rates based on current indexes. The weighted average interest rate on this agreement during 1998 was 7.8%. Interest on the revolving credit agreement is based on, at the Company's option, changes in the Eurodollar loan rate or the Federal Funds effective rate, plus an applicable margin based on certain Company ratios. The Company also has Industrial Revenue Bonds ("IRB's"), which aggregated $13 million at December 31, 1998, and mature in 2008 and 2010. The IRB's had a weighted average interest rate of 3.7% during 1998. Interest on the IRB's are based on the short-term tax exempt bonds index.

                  The Company has sales and manufacturing facilities in Mexico and Canada. As a result, changes in the foreign currency exchange rates and changes in the economic conditions in these foreign markets could affect financial results. The Company has accounted for transactions associated with these foreign operations in accordance with the guidance established under Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated into US dollars at the current rate of exchange, while revenues and expenses are translated at the average rate for the year. Operating income or loss for the Mexico operation is included in the periodic results of operations of the Company. The foreign currency exchange amounts associated with Canada are included in other comprehensive income through the statement of changes in stockholders equity. The Company believes it has mitigated the risk associated with its foreign operation through its management of inventory and other significant operating assets.

                  Certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in copper, brass and steel markets may be subject to changes based on availability. The Company conducts its purchasing of such commodities generally through three to six month purchase order committments. See "Raw Materials and Suppliers" in Part I, page 9 for additional information on commodity pricing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of changes in Stockholders' Equity, to the Notes to Consolidated Financial Statements and to "Report of Independent Accountants" contained in the Registrant's 1998 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Portions of the information required by this item are included in Part I hereof, on page 13 of this Report. Other information required by this item is contained in the Company's 1999 Proxy Statement under the heading, "Proposal No. 1 - Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

                  The information contained in the Company's 1999 Proxy Statement under the heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information contained in the Company's 1999 Proxy Statement under the headings "STOCK OWNERSHIP-Principal Stockholders and Directors and Officers" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information contained in the Company's 1999 Proxy Statement, under the heading "CERTAIN TRANSACTIONS" is incorporated herein by reference.

                                    PART IV

    Index to Financial Statements, Financial Statement Schedule and Exhibits

                                                                            Annual Report to
                                                                             Shareholders         Form 10-K
Report of Independent Accountants                                               37

Consolidated Statements of Income for the Years
  Ended December 31, 1998, 1997, and 1996                                       19

Consolidated Statements of Comprehensive Income for the Years
  Ended December 31, 1998, 1997, and 1996                                       19

Consolidated Balance Sheets at December 31, 1998 and 1997                       20

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1998, 1997, and 1996                                       22

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1998, 1997, and 1996                                       23

Notes to Consolidated Financial Statements                                      24

Financial Statement Schedule                                                                         23

Exhibits                                                                                             17

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements of the Registrant

         The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 12, 1999, are incorporated herein by reference to the Registrant's 1998 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

         Consolidated Statements of Income for the Years Ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(a) (2)  Financial Statement Schedules

         The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14 (a)
(1) above:

         Schedule II - Valuation and Qualifying Accounts, on page 22 of this Report

         Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a) (3)  Exhibits

         The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (c) below.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the 1998 fiscal year.

(c) Exhibits - The following exhibits are filed as part of this report:

2.1                   Agreement, dated June 15, 1995, between Allen Heat Transfer Products, Inc., AHTP II, Inc.,
                      GO/DAN Industries and Handy & Harman Radiator Corporation.  (1)

3.1 (i)               Restated Certificate of Incorporation of TransPro, Inc.  (2)

3.1 (ii)              By-laws of TransPro, Inc.  (1)

4.1                   Form of Rights Agreement between the Company and the First National Bank of Boston, as Rights
                      Agent (including form of Certificate of Designations of Series A Junior Participating
                      Preferred Stock and form of Rights Certificate).  (1)

4.2                   Form of Revolving Credit Agreement between the Company and Certain lending Institutions or
                      Banks, BankBoston N.A. as Agent (2).

                      The Company is a party to certain other long-term debt agreements each of which does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file such agreements upon request from the Securities and Exchange
                      Commission.

10.1                  TransPro, Inc. 1995 Stock Plan.  (1)

10.2                  Form of Stock Option Agreement under the 1995 Stock Option Plan  (1)

10.3                  Form of Restricted Stock Agreements between the Company and Messrs. Scanlon and Martin (two agreements).  (1)

10.4                  Form of TransPro, Inc. 1995 Non-employee Directors Stock Option Plan.  (1)

10.5                  Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option Plan.  (1)

10.6                  Form of Contribution Agreement between Allen and the Company.  (1)

10.7                  Form of Instrument of Assumption of the Company.  (1)

10.8                  Form of Interim Services Agreement between Allen and the Company.  (1)

10.9                  Form of Consulting Agreement between Allen and the Company.  (1)

10.10                 Form of Indemnification Agreement.  (1)

10.11                 Form of Employment Agreement between the Company and Henry P. McHale.  (1)

10.12                 Amendment No. 1 to Employment Agreement between the Company and Henry P. McHale. (1)

10.13                 Form of Employment Agreement between the Company and John C. Martin, III.  (1)

10.14                 Form of Employment Agreement between the Company and Raymond M. Scanlon.  (1)

10.15                 Form of Key Employee Severance Policy.  (1)

10.16                 Letter Agreement, dated July 21, 1993 between Andrew J. Mazzarella and GO/DAN Industries.  (1)

10.17                 Letter Agreement, dated December 15, 1992 between Jeffrey J. Jackson and GO/DAN Industries.
                      (1)

10.18                 Letter Agreement dated September 24, 1996 between Timothy E. Coyne and TransPro, Inc. (3)

13                    Portions of the 1998 Annual Report to Stockholders incorporated by reference herein

21.1                  Subsidiaries of the Company

23                    Consent of PricewaterhouseCoopers LLP

24                    Powers of Attorney (included on signature page)

27 (i-viii)           Financial Data Schedule

----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).
(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.
(3)      Incorporated by reference to the Company's 1996 Form 10-K.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                      TransPro, Inc.

                      By             /s/ Henry P. McHale
                        -------------------------------------------------------
                                         Henry P. McHale
                         President, Chief Executive Officer, and Director

Date:  March 26, 1999
                                POWER OF ATTORNEY

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

BOARD OF DIRECTORS

                /s/ HENRY P. McHALE                             March 26, 1999
----------------------------------------------------
             Henry P. McHale, Director

            /s/ WILLIAM J. ABRAHAM, JR.                         March 26, 1999
----------------------------------------------------
         William J. Abraham, Jr., Director

               /s/ BARRY R. BANDUCCI                            March 26, 1999
----------------------------------------------------
            Barry R. Banducci, Director

              /s/ PHILIP WM. COLBURN                            March 26, 1999
----------------------------------------------------
           Philip Wm. Colburn, Director

                /s/ PAUL R. LEDERER                             March 26, 1999
----------------------------------------------------
             Paul R. Lederer, Director

                /s/ SHARON M. OSTER                             March 26, 1999
----------------------------------------------------
             Sharon M. Oster, Director

                 /s/ F. ALAN SMITH                              March 26, 1999
----------------------------------------------------
              F. Alan Smith, Director

               /s/ TIMOTHY E. COYNE                             March 26, 1999
----------------------------------------------------
                 Timothy E. Coyne
 Vice President, Treasurer, Secretary, Controller
            and Chief Financial Officer

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
TransPro, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 12, 1999, appearing on page 37 of the 1998 Annual Report to Stockholders of TransPro, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index on page 16 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Hartford, Connecticut
February 12, 1999

SCHEDULE II

                                 TRANSPRO, INC.

                        VALUATION AND QUALIFYING ACCOUNTS




PERIOD                                         BALANCE AT   CHARGED TO      ACCOUNTS      BALANCE AT
                                               BEGINNING     COSTS AND    WRITTEN OFF       END OF
(DOLLARS IN THOUSANDS)                         OF PERIOD     EXPENSES      AND OTHER        PERIOD
Year Ended December 31, 1998
     Allowance for doubtful accounts           $  3,441     $   1,394     $   (2,445)     $  2,390
     Allowance for obsolete inventory             5,003         1,629         (1,027)        5,605

Year Ended December 31, 1997
     Allowance for doubtful accounts              3,378         1,790         (1,727)        3,441
     Allowance for obsolete inventory             4,942         1,299         (1,238)        5,003

Year Ended December 31, 1996
     Allowance for doubtful accounts              3,059         1,090           (771)        3,378
     Allowance for obsolete inventory             5,731         1,114         (1,903)        4,942

                                EXHIBIT INDEX
                                -------------

Exhibit No.           Description
----------            -----------
2.1                   Agreement, dated June 15, 1995, between Allen Heat Transfer Products, Inc., AHTP II, Inc.,
                      GO/DAN Industries and Handy & Harman Radiator Corporation.  (1)

3.1 (i)               Restated Certificate of Incorporation of TransPro, Inc.  (2)

3.1 (ii)              By-laws of TransPro, Inc.  (1)

4.1                   Form of Rights Agreement between the Company and the First National Bank of Boston, as Rights
                      Agent (including form of Certificate of Designations of Series A Junior Participating
                      Preferred Stock and form of Rights Certificate).  (1)

4.2                   Form of Revolving Credit Agreement between the Company and Certain lending Institutions or
                      Banks, BankBoston N.A. as Agent (2).

                      The Company is a party to certain other long-term debt agreements each of which does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file such agreements upon request from the Securities and Exchange
                      Commission.

10.1                  TransPro, Inc. 1995 Stock Plan.  (1)

10.2                  Form of Stock Option Agreement under the 1995 Stock Option Plan  (1)

10.3                  Form of Restricted Stock Agreements between the Company and Messrs. Scanlon and Martin (two agreements).  (1)

10.4                  Form of TransPro, Inc. 1995 Non-employee Directors Stock Option Plan.  (1)

10.5                  Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option Plan.  (1)

10.6                  Form of Contribution Agreement between Allen and the Company.  (1)

10.7                  Form of Instrument of Assumption of the Company.  (1)

10.8                  Form of Interim Services Agreement between Allen and the Company.  (1)

10.9                  Form of Consulting Agreement between Allen and the Company.  (1)

10.10                 Form of Indemnification Agreement.  (1)

10.11                 Form of Employment Agreement between the Company and Henry P. McHale.  (1)

10.12                 Amendment No. 1 to Employment Agreement between the Company and Henry P. McHale. (1)

10.13                 Form of Employment Agreement between the Company and John C. Martin, III.  (1)

10.14                 Form of Employment Agreement between the Company and Raymond M. Scanlon.  (1)

10.15                 Form of Key Employee Severance Policy.  (1)

10.16                 Letter Agreement, dated July 21, 1993 between Andrew J. Mazzarella and GO/DAN Industries.  (1)

10.17                 Letter Agreement, dated December 15, 1992 between Jeffrey J. Jackson and GO/DAN Industries.
                      (1)

10.18                 Letter Agreement dated September 24, 1996 between Timothy E. Coyne and TransPro, Inc. (3)

13                    Portions of the 1998 Annual Report to Stockholders incorporated by reference herein

21.1                  Subsidiaries of the Company

23                    Consent of PricewaterhouseCoopers LLP

24                    Powers of Attorney (included on signature page)

27 (i-viii)           Financial Data Schedule

----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).
(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.
(3)      Incorporated by reference to the Company's 1996 Form 10-K.