Form 10-Q
period 1999-03-31
TRANSPRO INC
filed 1999-05-17
CIK 948844

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of April 28, 1999 was 6,597,335.

Exhibit Index is on page 13 of this report.

================================================================================

                                                      INDEX
                                                                                                           Page No.

PART I.                    FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Condensed Consolidated Statements of Income for the three months ended March
                           31, 1999 and 1998.                                                                   3

                           Condensed Consolidated Statements of Comprehensive Income for the three
                           months ended March 31, 1999 and 1998.                                                3

                           Condensed Consolidated Balance Sheets at March 31, 1999 and December 31,
                           1998.                                                                                4

                           Condensed Consolidated Statements of Cash Flows for the three months ended
                           March 31, 1999 and 1998.                                                             5

                           Notes to Condensed Consolidated Financial Statements                                 6

                Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                             of Operations                                                                      9

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          12

PART II.                   OTHER INFORMATION

                Item 4.    Submission of Matters to a Vote of Security Holders                                 13


                Item 6.    Exhibits and Reports on Form 8-K                                                    13

                Signatures                                                                                     14



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Amounts in thousands, except per share)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  1999           1998
                                                                  ----           ----
Sales                                                             $57,278        $50,587
Cost of sales                                                      42,808         39,013
                                                                ----------    -----------
Gross margin                                                       14,470         11,574
Selling, general and administrative expenses                       12,678         11,144
                                                                ----------    -----------

Income from operations                                              1,792            430
Interest expense, net                                                 914            665
                                                                ----------    -----------
Income (loss) before taxes                                            878           (235)
Income tax provision  (benefit)                                       373            (96)
                                                                ----------    -----------
Net  income (loss)                                                 $  505        $  (139)
                                                                ==========    ===========

Basic earnings (loss) per common share                             $  .08        $  (.02)
                                                                ==========    ===========

Diluted earnings (loss) per common share                           $  .07        $  (.02)
                                                                ==========    ===========

Cash dividend per common share                                     $  .05         $  .05
                                                                ==========    ===========

Weighted average common shares - basic                              6,573          6,560
                                                                ==========    ===========
Weighted average common shares and equivalents - diluted
                                                                    7,071          6,560
                                                                ==========    ===========



            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(Amounts in thousands)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            1999           1998
                                                            ----           ----


Net income (loss)                                          $ 505          $(139)
Other comprehensive income, net of tax:
         Foreign currency translation                        (14)           (15)
                                                           -----          -----
Comprehensive income (loss)                                $ 491          $(154)
                                                           =====          =====

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

                                                                                                         MARCH 31,      DECEMBER 31,
                                     ASSETS                                                                1999             1998
                                                                                                     ------------       ------------
                                                                                                               (Unaudited)
Current assets:

     Cash and cash equivalents                                                                           $     522        $     345
     Accounts receivable  (less allowances of $2,760 and $2,390)                                            36,126           34,173
     Inventories:
         Raw materials                                                                                      13,182           14,765
         Work in process                                                                                     8,340            7,124
         Finished goods                                                                                     46,575           37,886
                                                                                                         ---------        ---------
              Total inventories                                                                             68,097           59,775
                                                                                                         ---------        ---------

     Deferred income tax benefit                                                                             2,871            2,641
     Other current assets                                                                                    2,028            3,200
                                                                                                         ---------        ---------

Total current assets                                                                                       109,644          100,134
                                                                                                         ---------        ---------

Property, plant and equipment                                                                               97,313           94,913
Less accumulated depreciation                                                                              (57,182)         (55,426)
                                                                                                         ---------        ---------
Net property, plant and equipment                                                                           40,131           39,487
                                                                                                         ---------        ---------

Goodwill  (net of amortization of $404 and $348)                                                             8,135            6,093
Other assets                                                                                                 3,333            2,813
                                                                                                         ---------        ---------
Total assets                                                                                             $ 161,243        $ 148,527
                                                                                                         =========        =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $  18,124          $  14,797
     Accrued expenses                                                                                      5,430              5,393
     Accrued insurance                                                                                     4,227              4,404
     Accrued salaries and wages                                                                            4,118              4,823
     Accrued taxes                                                                                           734                541
                                                                                                       ---------          ---------
Total current liabilities                                                                                 32,633             29,958
                                                                                                       ---------          ---------
Long-term liabilities:
     Long-term debt                                                                                       51,925             42,197
     Retirement and post-retirement obligations                                                            7,482              7,482
     Deferred income taxes                                                                                 1,128                973
     Other liabilities                                                                                        50                 50
                                                                                                       ---------          ---------
Total liabilities                                                                                         93,218             80,660
                                                                                                       ---------          ---------
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares:
                Issued and outstanding as follows:
                   Series A Junior participating preferred stock, $.01
                       par value Authorized 200,000 shares; none issued
                       and outstanding at March 31,
                            1999 and December 31, 1998
                   Series B convertible preferred stock, $.01 par value
                        Authorized 30,000 shares; 30,000 issued and outstanding at March 31,                  --                 --
                           1999 and December 31, 1998
     Common stock, $.01 par value: Authorized 17,500,000 shares:                                              66                 66
         6,669,445 shares issued at March 31, 1999 and December 31, 1998
     Paid-in capital                                                                                      55,074             55,074
     Unearned compensation                                                                                  (101)              (113)
     Retained earnings                                                                                    15,043             14,883
     Accumulated other comprehensive income                                                               (2,031)            (2,017)
            Treasury stock, at cost,
         72,111 shares at March 31, 1999 and December 31, 1998                                               (26)               (26)
                                                                                                       ---------          ---------
Total stockholders' equity                                                                                68,025             67,867
                                                                                                       ---------          ---------

Total liabilities and stockholders' equity                                                             $ 161,243          $ 148,527
                                                                                                       =========          =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands)

                                                                                                           THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                            1999             1998
Cash flows from operating activities:
     Net income (loss)                                                                                   $    505          $   (139)
                                                                                                         --------          --------
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                                      1,812             1,542
         Provision for losses - accounts receivable                                                           366               445
                                                                                                         --------          --------
     Total adjustments to reconcile net income (loss) to net cash used in operating
     activities                                                                                             2,178             1,987
                                                                                                         --------          --------
     Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                                               (2,147)            4,310
         Inventories                                                                                       (7,391)           (7,693)
         Accounts payable                                                                                   5,183            (1,380)
         Accrued expenses                                                                                  (2,831)           (1,973)
         Other                                                                                                319              (201)
                                                                                                         --------          --------
     Total changes in operating assets and liabilities                                                     (6,867)           (6,937)
                                                                                                         --------          --------

Net cash used in operating activities                                                                      (4,184)           (5,089)
                                                                                                         --------          --------

Cash flows from investing activities:
     Capital expenditures                                                                                  (2,323)           (1,470)
      Acquisitions, net of cash acquired                                                                   (2,330)               --
                                                                                                         --------          --------
Net cash used in investing activities                                                                      (4,653)           (1,470)
                                                                                                         --------          --------

Cash flows from financing activities:
     Dividends paid                                                                                          (345)             (331)
     Repayments of long-term debt                                                                            (703)           (1,250)
     Borrowings of long-term-debt                                                                          10,062             7,900
                                                                                                         --------          --------
Net cash provided by financing activities                                                                   9,014             6,319
                                                                                                         --------          --------

Increase (decrease) in cash and cash equivalents                                                              177              (240)
Cash and cash equivalents:
     Beginning of period                                                                                      345               593
                                                                                                         --------          --------
     End of period                                                                                       $    522          $    353
                                                                                                         ========          ========



Supplemental Cash Flow Information:
Interest paid                                                                                            $    825          $    582
Taxes paid, net                                                                                          $     64          $    720

Supplemental Schedule of non-cash investing and financing activities:

The Company acquired AC Plus, effective February 1, 1999, the details of which are further described in Note 5. In connection with this transaction, liabilities were assumed, as follows:

Fair value of assets acquired                                           $ 3,060
Cash paid                                                                (2,250)
                                                                        -------
Liabilities assumed                                                     $   810
                                                                        =======


In connection with the acquisition, the Company issued a promissory note of $250, payable on the second anniversary of the closing.

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         TransPro, Inc. (the "Company") is a manufacturer and supplier of heat transfer components and systems, replacement automotive air conditioning parts, and specialty fabricated metal products for a variety of Aftermarket and Original Equipment Manufacturing ("OEM") automotive, truck and industrial equipment applications, and performs vehicle conversions.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999, including the financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to prior amounts to conform to current year disclosures.

NOTE 3 - SEGMENT AND BUSINESS INFORMATION

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information." Prior year segment information has been included for the comparable 1998 period in accordance with SFAS No. 131 to present the Company's three reportable segments - Aftermarket Heating and Cooling Systems, OEM Heat Transfer Systems and Specialty Metal Fabrication.

         There has been no material change in segment assets since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Segment data has been disclosed on a consistent basis with the 1998 Form 10-K.

         Aftermarket Heating and Cooling Systems product lines include complete radiators and radiator cores, heaters, air conditioning condensers and other air conditioning parts. The OEM Heat Transfer Systems business provides manufactured specialized heavy-duty equipment radiators, charge air coolers and oil coolers. Specialty Metal Fabrication products and services include fabrication of metal racking, enclosures and cabinetry and the fabrication and installation of customized van interiors and vehicle conversion components.

The table below sets forth information about reported segments for the three months ended March 31, 1999 and 1998.
(Unaudited)
(Amounts in thousands)

                                                                   REVENUES FROM EXTERNAL           INCOME FROM OPERATIONS
                                                                         CUSTOMERS
                                                                    1999               1998               1999             1998
                                                                    ----               ----               ----             ----
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems                           $ 37,348           $ 29,682           $  3,025           $  1,048
OEM Heat Transfer Systems                                            9,567             10,775               (137)              (273)
Specialty Metal Fabrication                                         10,363             10,130                 71                806
Inter-segment revenues:
Aftermarket Heating and Cooling Systems                                877                863                 --                 --
OEM Heat Transfer Systems                                                9                 28                 --                 --
Elimination of inter-segment revenues                                 (886)              (891)                --                 --
                                                                  --------           --------           --------           --------
Segment totals                                                      57,278             50,587              2,960              1,581
Corporate expenses                                                      --                 --             (1,167)            (1,151)
                                                                  --------           --------           --------           --------
Consolidated totals                                               $ 57,278           $ 50,587           $  1,792           $    430
                                                                  ========           ========           ========           ========


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
(Unaudited)
(Amounts in thousands, except per share data)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                          1999               1998
                                                                                                          ----               ----

BASIC EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:
Net income (loss)                                                                                        $   505            $  (139)
Less: preferred stock dividend                                                                               (12)                --
                                                                                                         -------            -------
   Net income available to common stockholders                                                           $   493            $  (139)
                                                                                                         =======            =======
Denominator:
Weighted average common shares                                                                             6,597              6,611
Non-vested restricted stock                                                                                  (24)               (51)
                                                                                                         -------            -------
Denominator for basic earnings per common share - adjusted weighted average
common shares                                                                                              6,573              6,560
                                                                                                         -------            -------
Basic earnings per common share                                                                          $  (.08)           $  (.02)
                                                                                                         =======            =======
DILUTED EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:
Income available to common shareholders                                                                  $   493            $  (139)
Add back: preferred stock dividend                                                                            12                 --
                                                                                                         -------            -------
Income available to stockholders and assumed conversions                                                 $   505            $  (139)
                                                                                                         =======            =======
Denominator:
Adjusted weighted average common shares                                                                    6,573              6,560
Dilutive effect of Series B preferred stock                                                                  497                 --
Dilutive effect of stock options and non-vested restricted stock                                               1                 --
                                                                                                         -------            -------
Adjusted weighted average common shares and assumed conversions                                            7,071              6,560
                                                                                                         =======            =======
Diluted earnings per common share                                                                        $   .07            $  (.02)
                                                                                                         =======            =======

Options to purchase 481,829 shares of common stock, with exercise prices ranging from $5.88 to $11.75, were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price for the common shares for the period.

NOTE 5 - ACQUISITION

         Effective February 1, 1999, the Company purchased 100% of the outstanding stock of A/C Plus, Inc., ("A/C Plus") an air conditioning compressor remanufacturer located in Arlington, Texas. A/C Plus had sales of approximately $2.9 million in fiscal 1998. The transaction was structured with a purchase price of $2.25 million cash paid at closing and a promissory note of $0.25 million payable on the second anniversary of the closing. Concurrent with the purchase, the Company repaid $0.5 million in working capital debt on behalf of A/C Plus. The purchase price and working capital repayment were financed through the Company's Revolving Credit Agreement. The acquisition was accounted for as a purchase. Goodwill of $2.1 million was recorded in connection with the transaction and is being amortized over 20 years.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging contracts. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 does not currently apply to the Company and accordingly will not have a material impact on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED MARCH 31, 1999 VERSUS QUARTER ENDED MARCH 31, 1998

         Net sales for the first quarter of 1999 increased $6.7 million, or 13.2% to $57.3 million compared with $50.6 million in the first quarter of 1998. Sales in the Aftermarket Heating and Cooling Systems business increased by $7.7 million or 25.8% from the comparable 1998 quarter, due to volume increases in both the radiator and heater product lines coupled with sales from Evap, Inc., acquired effective August 1, 1998 and A/C Plus, acquired effective February 1, 1999, which contributed $3.6 million to the first quarter 1999 increase. Sales in the OEM Heat Transfer Systems business declined by $1.2 million compared with the same 1998 quarter, reflecting the catch up in the first quarter of 1998 of overdue orders from 1997. Sales in the Specialty Metal Fabrication Business reflected a slight increase from the comparable 1998 quarter, due to an increase in vehicle conversion revenues, offset by a decline in specialty fabricated metal products.

         Gross margins of 25.3% for the first quarter of 1999 increased from the 22.9% achieved in the first quarter of 1998, primarily due to higher volume in the Aftermarket Heating and Cooling Systems business and the addition of Evap, Inc. and A/C Plus, which favorably impacted the gross margin percentage. The Specialty Metal Fabrication business comparable margins declined primarily due to the additional costs associated with the new metal fabrication facility in Plano, Texas, which came on line in the second quarter of 1998. Gross margins in the OEM heat transfer business improved and were positive in the first quarter, compared with negative margins in the prior year first quarter.

         Selling, general and administrative expenses ("SG&A") increased $1.5 million or 13.8%, but were essentially flat as a percentage of sales. SG&A in the Aftermarket Heating and Cooling business reflected higher volume and the inclusion of expenses associated with the Evap and A/C Plus operations. SG&A in the Specialty Metal Fabrication business increased slightly, due to costs associated with the new Plano metal fabrication facility.

         Net interest expense increased $0.2 million in the first quarter of 1999 compared with the first quarter of 1998 as a function of increased debt levels in the first quarter of 1999 associated with acquisitions compared with the first quarter of 1998.

         The Company's effective tax rate of 42.5% for the first quarter of 1999 is comprised of the U. S. Federal income tax rate, plus the estimated aggregate effective rate for state and local income taxes. The rate increased from the first quarter 1998 rate of 40.8%, to reflect a higher level of non-tax deductible expenses expected in 1999.

         Net income for the first quarter of 1999 was $0.5 million, or $.08 per basic common share and $.07 per diluted common share, compared with a net loss of $0.1 million, or $.02 per basic and diluted common share in the first quarter of 1998.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         In July 1998, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with five banking institutions to replace its 1995 Revolving Credit and Term Loan Agreement in order to increase the amount of and extend the commitment period for bank financing. The Revolving Credit Agreement provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. The security interest in the Company's assets and the pledge of the Company's subsidiaries' stock are eligible for release commencing March 31, 1999 if the Company achieves certain senior debt ratings or if certain financial ratios are met and maintained.

         Available borrowings under the Revolving Credit Agreement are determined by a borrowing base consisting of the Company's eligible (i) accounts receivable, (ii) inventory and (iii) fixed assets, as adjusted by an advance rate. The aggregate amount of borrowings under the Revolving Credit Agreement is automatically reduced by $0.5 million at the end of each calendar quarter through June 30, 1999; by $1.25 million at the end of each calendar quarter through June 30, 2000; and by $1.5 million at the end of each calendar quarter through June 30, 2003. The Revolving Credit Agreement bears interest at variable rates based, at the Company's option on either (a) a Eurodollar loan rate plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or
(b) (i) the higher of the BankBoston, N.A. base lending rate and (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears.

     The Revolving Credit Agreement contains financial covenants which, among other things, require maintenance of a minimum tangible net worth and debt service coverage and a maximum level of debt to EBITDA and debt to net worth, as well as covenants which place limits on dividend payments in excess of $2.0 million per year and capital expenditures in excess of 140% of such year's depreciation expense.

         At March 31, 1999, borrowings were approximately $38.9 million under the Company's revolving credit agreement. The Company also has $13 million of borrowings under floating rate industrial revenue bonds, of which $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index. Outstanding letters of credit totaled approximately $19 million at March 31, 1999. Of the total letters of credit outstanding, $13.0 million supported the borrowings under floating rate industrial revenue bonds.

         During the first three months of 1999, the Company required $4.2 million of cash to support its operations. Inventory increased $7.4 million, primarily to support the second and third quarter peak selling season for Aftermarket Heating and Cooling Systems products. Accounts receivable increased $2.1 million reflecting the higher sales volumes during the first quarter. A net increase in accounts payable and accrued expenses provided $2.4 million of cash. Net income plus total adjustments to reconcile net income to net cash used in operating activities generated $2.7 million of cash.

         Capital spending during the first three months of 1999 totaled $2.3 million. The acquisition of AC Plus required $2.3 million. The Company paid a cash dividend of $0.05 per common share totaling $0.3 million during the first three months of 1999. Net borrowings under the Revolving Credit Agreement increased by $9.4 million from December 31, 1998, to finance the operating and other cash requirements of the Company.

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

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue results from computer system software using only two digits rather than four digits to define the applicable year for a transaction. Such software may not recognize a date identified as "00" or may assume the year 1900 instead of 2000. In the worst case, this may result in system failure or miscalculation causing disruption of operations, including but not limited to, a temporary inability to process transactions, send invoices, generate disbursement checks or engage in similar normal business activities.

         The Company's Year 2000 initiative consists of: (i) performing an inventory of all computer, facility and manufacturing equipment and external business partners which may be Year 2000 sensitive; (ii) assessing that inventory for Year 2000 compliance; (iii) developing a plan to remediate or replace non Year 2000 compliant inventory items; and (iv) the implementation of that plan, including remediation, replacement, testing and contingency arrangements, as necessary.

         The Company has identified an information systems platform which is Year 2000 compliant and to which the majority of current systems employed by the Company will be converted. The conversion project began in 1996 and is expected to be completed during the third quarter of 1999. Hardware, software and other capitalizable costs will be capitalized and expensed over the useful life of the system. All other project costs will be expensed as incurred. The total cost of the Year 2000 project is currently estimated to be $2.5 million, of which $1.8 million is for capitalizable hardware and software costs. To date, the Company has spent approximately $1.9 million on this project, of which $1.5 million was for capitalizable hardware and software costs.

         During 1998, the Company initiated formal communications with its information technology hardware and software providers, all of its significant vendors, service providers, lenders and large customers to determine the extent to which it is vulnerable to the Year 2000 issue externally. The Company believes that with the completion of its Year 2000 initiatives, as scheduled, the possibility of significant interruptions of normal operations should be significantly reduced. However, no assurance can be given that the systems of other companies on which the Company relies will be Year 2000 compliant on a timely basis, that the Year 2000 systems of other companies will be compatible with the Company's system or that other external Year 2000 issues would not have a material impact on the Company's operations. Contingency plans are being developed as necessary, to mitigate the impact of non year 2000 compliant external issues which, in the worst case, may result in source of supply issues with suppliers or the inability of customers to order product.


FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Improvements in manufacturing efficiencies and reduction of costs are subject to a number of factors, including but not limited to, the ability of management to implement improvements in workforce efficiencies and the timing of such improvements. Statements regarding the Company's Year 2000 project are subject to numerous factors, including but not limited to, the availability and cost of trained personnel, the ability to effect the timely conversion of all relevant systems and the effectiveness of contingency plans for non year 2000 compliant issues.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on April 28, 1999, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

     NOMINEE                                         FOR                WITHHELD
     -------                                         ---                --------
Barry R. Banducci                                  5,364,714             294,305
Henry P. McHale                                    5,363,518             295,502
William J. Abraham, Jr                             5,363,216             295,803
Philip Wm. Colburn                                 5,358,860             300,160
Paul R. Lederer                                    5,364,951             294,068
Sharon M. Oster                                    5,365,136             293,883
F. Alan Smith                                      5,364,361             294,658

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as auditors for the Company for the fiscal year ending December 31, 1999. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote upon such proposal were as follows:

                 FOR                 AGAINST              ABSTAIN
              5,644,331               3,565               11,124


         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 29, 1999, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(27)     Financial Data Schedule

b)       Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TRANSPRO, INC.
                                                   (Registrant)


Date:    May 17, 1999                                             By:  /s/  Henry P. McHale
                                                                  ------------------------------------------------------------------
                                                                      Henry P. McHale
                                                                      President, Chief Executive Officer and Director

Date:    May 17, 1999                                             By:  /s/ Timothy E. Coyne
                                                                  ------------------------------------------------------------------
                                                                      Timothy E. Coyne
                                                                      Vice President, Treasurer, Secretary, Controller and Chief
                                                                      Financial Officer (Principal Financial and Accounting Officer)

