Form 10-Q/A
period 1999-03-31
TRANSPRO INC
filed 1999-07-08
CIK 948844

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                 AMENDMENT NO.1


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

     The Revolving Credit Agreement contains financial covenants which, among other things, require maintenance of a minimum tangible net worth and debt service coverage and a maximum level of debt to EBITDA and debt to net worth, as well as covenants which place limits on dividend payments in excess of $2.0 million per year and capital expenditures in excess of 140% of such year's depreciation expense. At March 31, 1999, the Company did not meet the interest coverage ratio covenant and the liabilities to net worth ratio covenant set forth in the Revolving Credit Agreement. On June 25, 1999, the Company entered into a Waiver and Second Amendment to the Revolving Credit Agreement (the "Waiver and Amendment"), amending the interest ratio covenant and the liabilities to net worth ratio covenant. Pursuant to the Waiver and Amendment, the lenders further agreed to waive compliance with the interest coverage ratio and the liabilities to net worth ratio covenants for the quarter ended March
31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

10.1 Waiver and Second Amendment to Revolving Credit Agreement dated June 25, 1999.

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

