Form 10-Q
period 1999-06-30
TRANSPRO INC
filed 1999-08-13
CIK 948844

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of August 6, 1999 was 6,597,335.

Exhibit Index is on page 14 of this report.

                                  Page 1 of 15

                                      INDEX

                                                                                                              Page No.
PART I.                      FINANCIAL INFORMATION

                Item 1.      Financial Statements

                             Condensed Consolidated Statements of Income for the three months and six
                             months ended June 30, 1999 and 1998.                                                 3

                             Condensed Consolidated Statements of Comprehensive Income for the three
                             months and six months ended June 30, 1999 and 1998.                                  3

                             Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998         4

                             Condensed Consolidated Statements of Cash Flows for the six  months ended
                             June 30, 1999 and 1998                                                               5

                             Notes to Condensed Consolidated Financial Statements                                 6

                Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                             Operations                                                                           9

                Item 3.      Quantitative and Qualitative Disclosures About Market Risk                          13


PART II.                     OTHER INFORMATION

                Item 4.      Submission of Matters to a Vote of Security Holders                                 14

                Item 6.      Exhibits and Reports on Form 8-K                                                    14

                Signatures                                                                                       15

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                  1999           1998             1999           1998
                                                                  ----           ----             ----           ----
Sales                                                           $  70,145     $   65,603       $  127,423     $  116,190
Cost of sales                                                      52,053         50,013           94,861         89,006
                                                                ----------    -----------
                                                                                               -----------    -----------
Gross margin                                                       18,092         15,590           32,562         27,184
Selling, general and administrative expenses                       12,792         12,317           25,470         23,481
Plant closure costs                                                   325              -              325              -
                                                                ----------    -----------      -----------    -----------
Income from operations                                              4,975          3,273            6,767          3,703
Interest expense, net                                               1,059            830            1,973          1,495
                                                                ----------    -----------      -----------    -----------

Income before taxes                                                 3,916          2,443            4,794          2,208
Provision (benefit) for income taxes                               (1,194)          997             (821)           901
                                                                ----------    -----------      -----------    -----------
Net  income                                                     $   5,110     $    1,446       $    5,615     $    1,307
                                                                ==========    ===========      ===========    ===========

Basic earnings per common share                                 $     .78     $      .22       $      .86     $      .20
                                                                ==========    ===========      ===========    ===========

Diluted earnings per common share                               $     .72     $      .22       $      .79     $      .20
                                                                ==========    ===========      ===========    ===========


Cash dividends per common share                                 $     .05     $      .05       $      .10     $      .10
                                                                ==========    ===========      ===========    ===========

Weighted average common shares - basic                              6,573          6,556            6,573          6,556
                                                                ==========    ===========      ===========    ===========
Weighted average common shares and equivalents - diluted            7,077          6,576            7,077          6,576
                                                                ==========    ===========      ===========    ===========

        The accompanying notes are an integral part of these statements.

         The primary and diluted earnings per share effect of the plant closure costs is $0.03 during the three months and six months ended June 30, 1999. The primary and diluted earnings per share effect of the non-recurring, non-cash deferred tax benefit is $0.45 and $0.42, respectively, during the three months and six months ended June 30, 1999.

                                 TRANSPRO, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(Amounts in thousands)

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,

                                                                  1999           1998             1999           1998
                                                                  ----           ----             ----           ----
Net income                                                        $ 5,110        $ 1,446          $ 5,615        $ 1,307
Other comprehensive income, net of tax:
         Foreign currency translation                                 (31)            30              (17)             5
                                                                ----------    -----------      -----------    -----------
Comprehensive income                                              $ 5,079        $ 1,476          $ 5,598        $ 1,312
                                                                ==========    ===========      ===========    ===========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

                                                                                             JUNE 30,             DECEMBER 31,
                                     ASSETS                                                     1999                  1998
                                                                                        ------------------      ----------------
                                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                                                  $   2,109        $     345
     Accounts receivable  (less allowances of $2,192 and $2,390)                                   43,241           34,173
                                                                                                ---------        ---------
     Inventories:
         Raw materials                                                                             15,983           14,765
         Work in process                                                                            7,776            7,124
         Finished goods                                                                            50,061           37,886
                                                                                                ---------        ---------
              Total inventories                                                                    73,820           59,775
                                                                                                ---------        ---------
     Deferred income tax benefit                                                                    5,840            2,641
     Other current assets                                                                           2,315            3,200
                                                                                                ---------        ---------
Total current assets                                                                              127,325          100,134
                                                                                                ---------        ---------

Property, plant and equipment                                                                      99,000           94,913
Less accumulated depreciation                                                                     (58,922)         (55,426)
                                                                                                ---------       ----------
Net property, plant and equipment                                                                  40,078           39,487
                                                                                                ---------        ---------

Goodwill  (net of amortization of $606 and $348)                                                    8,069            6,093
Other assets                                                                                        2,707            2,813
                                                                                                ---------        ---------
Total assets                                                                                    $ 178,179        $ 148,527
                                                                                                =========        =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                           $  20,352        $  14,797
     Accrued insurance                                                                              4,437            4,404
     Accrued salaries and wages                                                                     4,272            4,823
     Accrued taxes                                                                                  3,306              541
     Accrued expenses                                                                               5,801            5,393
                                                                                                ---------        ---------
Total current liabilities                                                                          38,168           29,958
                                                                                                ---------        ---------
Long- term liabilities:

     Long-term debt                                                                                58,633           42,197
     Retirement and postretirement obligations                                                      7,477            7,482
     Deferred income taxes                                                                            768              973
     Other liabilities                                                                                302               50
                                                                                                ---------        ---------
Total liabilities                                                                                 105,348           80,660
                                                                                                ---------        ---------

Stockholders' equity:

     Preferred stock, $.01 par value: Authorized 2,500,000 shares:
                Issued and outstanding as follows:

                   Series A Junior participating preferred stock, $.01 par value                       --               --
                       Authorized 200,000 shares; none issued and outstanding at
                      June 30, 1999 and December 31, 1998
                   Series B convertible preferred stock,  $.01 par value                               --               --
                       Authorized 30,000 shares; 30,000 shares issued and
                       outstanding at June 30, 1999 and December 31, 1998

     Common stock, $.01 par value:                                                                     66               66
         Authorized 17,500,000 shares; 6,669,446 shares issued at  June 30, 1999 and December 31, 1998
     Paid-in capital                                                                               55,074           55,074
     Unearned compensation                                                                            (89)            (113)
     Retained earnings                                                                             19,806           14,883
     Accumulated other comprehensive income                                                        (2,000)          (2,017)
     Treasury stock at cost,                                                                          (26)             (26)
         72,111 shares at June 30, 1999 and December 31, 1998
                                                                                                ---------        ---------
Total stockholders' equity                                                                         72,831           67,867
                                                                                                ---------        ---------
Total liabilities and stockholders' equity                                                      $ 178,179        $ 148,527
                                                                                                =========        =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands)

                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                          1999         1998
                                                                                                        ---------    ---------
Cash flows from operating activities:

     Net income                                                                                          $  5,615          $  1,307
                                                                                                         --------          --------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                      3,704             3,152
         (Gain) loss on sale of fixed assets                                                                   (5)               --
         Deferred tax benefit                                                                              (2,858)               --
         Provision for losses - accounts receivable                                                           364               787
                                                                                                         --------          --------
     Total adjustments to reconcile net income to net cash provided by operating
     activities                                                                                             1,205             3,939
                                                                                                         --------          --------

     Change in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                                               (9,259)           (2,978)
         Inventories                                                                                      (13,114)           (5,728)
         Accounts payable                                                                                   5,236            (1,226)
         Accrued expenses                                                                                   2,649              (598)
         Other, net                                                                                           539              (189)
                                                                                                         --------          --------

     Total change in operating assets and liabilities                                                     (13,949)          (10,719)
                                                                                                         --------          --------
Net cash used in operating activities                                                                      (7,129)           (5,473)
                                                                                                         --------          --------

Cash flows from investing activities:

     Capital expenditures                                                                                  (4,047)           (3,903)
     Sales and retirements of fixed assets, net                                                                44                33
       Acquisition of A/C Plus, net of cash acquired                                                       (2,350)               --
                                                                                                         --------          --------
Net cash used in investing activities                                                                      (6,353)           (3,870)
                                                                                                         --------          --------

Cash flows from financing activities:
     Dividends paid                                                                                          (686)             (661)
     Payments of long-term debt                                                                                --            (2,500)
     Borrowings of long-term debt                                                                          15,932            12,900
                                                                                                         --------          --------
Net cash provided by financing activities                                                                  15,246             9,739
                                                                                                         --------          --------

Increase in cash and cash equivalents                                                                       1,764               396
Cash and cash equivalents:
     Beginning of period                                                                                      345               593
                                                                                                         --------          --------
     End of period                                                                                       $  2,109          $    989
                                                                                                         ========          ========

Supplemental Cash Flow Information:

Interest paid                                                                                            $  1,721          $  1,332
Taxes paid (refunded)                                                                                    $    (65)         $    878

Supplemental Schedule of non-cash investing and financing activities:
The Company acquired A/C Plus, effective February 1, 1999, the details of which are further described in note 5. In connection with this transaction, liabilities were assumed, as follows:

       Fair value of assets acquired                                                                     $  3,060
       Cash paid                                                                                           (2,250)
                                                                                                          --------
       Liabilities assumed                                                                               $    810
                                                                                                          ========

In connection with the acquisition, the Company issued a promissory note of $250,000, payable on the second anniversary of the closing.

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

NOTE 3 - SEGMENT AND BUSINESS INFORMATION

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, prior year segment information has been included for the comparable 1998 period to present the Company's three reportable segments - Aftermarket Heating and Cooling Systems, OEM Heat Transfer Systems and Specialty Metal Fabrication.

         Total assets as of June 30, 1999 in the Aftermarket Heating and Cooling Segment increased by $22.4 million from the amounts reported at December 31, 1998 resulting from the normal seasonal increases in inventory and accounts receivable and from the acquisition of A/C Plus as of February 1, 1999. There was no material change in the assets of the other business segments as of June 30, 1999.

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

         The tables below set forth information about reported segments for the three and six months ended June 30, 1999 and 1998.

(Unaudited)                                                              CONSOLIDATED REVENUES FROM EXTERNAL CUSTOMERS
                                                                -------------------------------------------------------------------
(Amounts in thousands)                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                                    1999               1998               1999              1998
                                                                    ----               ----               ----              ----
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems                          $  45,151          $  42,393          $  82,499          $  72,075
OEM Heat Transfer Systems                                            9,519              9,177             19,086             19,952
Specialty Metal Fabrication                                         15,475             14,033             25,838             24,163
Inter-segment revenues:
Aftermarket Heating and Cooling Systems                              1,828              1,001              2,705              1,864
OEM Heat Transfer Systems                                                3                 10                 12                 38
Elimination of inter-segment revenues                               (1,831)            (1,011)            (2,717)            (1,902)
                                                                 ---------          ---------          ---------          ---------
Consolidated totals                                              $  70,145          $  65,603          $ 127,423          $ 116,190
                                                                 =========          =========          =========          =========



(Unaudited)                                                                          INCOME FROM OPERATIONS
                                                                 -------------------------------------------------------------------
(Amounts in thousands)                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                       1999              1998               1999             1998
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems                               $ 5,189           $ 3,449           $ 8,204           $ 4,497
OEM Heat Transfer Systems                                                (320)             (748)             (457)           (1,021)
Specialty Metal Fabrication                                             1,255             2,181             1,326             2,987
                                                                      -------           -------           -------           -------
Segment totals                                                          6,124             4,882             9,073             6,463
Corporate expenses                                                     (1,149)           (1,609)           (2,306)           (2,760)
                                                                      -------           -------           -------           -------
Consolidated totals                                                   $ 4,975           $ 3,273           $ 6,767           $ 3,703
                                                                      =======           =======           =======           =======


NOTE 4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited)                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
(Amounts in thousands, except per share data)                                       JUNE 30,                         JUNE 30,
                                                                              1999           1998            1999            1998
                                                                              ----           ----            ----            ----
BASIC EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:

Net income                                                                  $ 5,110         $ 1,446         $ 5,615         $ 1,307
Less: preferred stock dividend                                                  (15)             --             (30)             --
                                                                            -------         -------         -------         -------
Net income available to common stockholders                                 $ 5,095         $ 1,446         $ 5,585         $ 1,307
                                                                            =======         =======         =======         =======
Denominator:

Weighted average common shares                                                6,597           6,611           6,597           6,611
Non-vested restricted stock                                                     (24)            (55)            (24)            (55)
                                                                            -------         -------         -------         -------
Denominator for basic earnings per common share -
adjusted weighted average common shares                                       6,573           6,556           6,573           6,556
                                                                            =======         =======         =======         =======
Basic earnings per common share                                             $   .78         $   .22         $   .86         $   .20
                                                                            =======         =======         =======         =======

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:
Income available to common shareholders                                       $5,095          $1,446          $5,585          $1,307
Add back: preferred stock dividend                                                15              --              30              --
                                                                              ------          ------          ------          ------
Income available to stockholders and assumed
conversions                                                                   $5,110          $1,446          $5,615          $1,307
                                                                              ======          ======          ======          ======
Denominator:

Adjusted weighted average common shares                                        6,573           6,556           6,573           6,556
Dilutive effect of Series B preferred stock                                      497              --             497              --
Dilutive effect of stock options and non-vested
restricted stock                                                                   7              20               7              20
                                                                              ------          ------          ------          ------
Adjusted weighted average common shares and assumed
conversions                                                                    7,077           6,576           7,077           6,576
                                                                              ======          ======          ======          ======
Diluted earnings per common share                                             $  .72          $  .22          $  .79          $  .20
                                                                              ======          ======          ======          ======


Options to purchase 558,278 shares of common stock, with exercise prices ranging from $5.88 to $11.75, were outstanding during the three months and six months ended June 30, 1999, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price for the common shares for the period.

NOTE 5 - ACQUISITION

Effective February 1, 1999, the Company purchased 100% of the outstanding stock of A/C Plus, Inc., ("A/C Plus") an air conditioning compressor remanufacturer located in Arlington, Texas. A/C Plus had sales of approximately $2.9 million in fiscal 1998. The transaction was structured with a purchase price of $2.25 million in cash paid at closing and a promissory note of $0.25 million payable on the second anniversary of the closing. Concurrent with the purchase, the Company repaid $0.5 million in working capital debt on behalf of A/C Plus. The purchase price and working capital repayment were financed through the Company's Revolving Credit Agreement. The acquisition was accounted for as a purchase. Goodwill of $2.1 million was recorded in connection with the transaction and is being amortized over 20 years.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging contracts. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 does not currently apply to the Company and accordingly will not have a material impact on its results of operations or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

         Net sales for the three months ended June 30, 1999 increased by 6.9% to $70.1 million compared with $65.6 million for the three months ended June 30, 1998. Sales in the Aftermarket Heating and Cooling Systems segment increased by $2.8 million, or 6.5%, from the comparable 1998 period, reflecting the sales contribution from Evap, Inc.("Evap"), acquired effective August 1, 1998 and A/C Plus, acquired effective February 1, 1999. Sales in the OEM Heat Transfer Systems segment increased by $0.3 million, or 3.7%, compared with the same 1998 quarter, due to an increase in volume resulting from the strong Class 8 truck and specialty vehicle markets. Sales in the Specialty Metal Fabrication segment increased by $1.4 million, or 10.3%, compared with the same 1998 quarter, due to an increase in sales of specialty fabricated enclosures for telecommunications customers. Vehicle conversion revenues were flat.

         Gross margin of 25.8% for the three months ended June 30, 1999 increased from the 23.8% achieved for the three months ended June 30, 1998. The improvement was driven by gross margin improvements in the Aftermarket Heating and Cooling Systems segment reflecting the contribution of the newly acquired air conditioning parts companies as well as lower material costs and improved manufacturing efficiencies and, in the OEM Heat Transfer Systems segment, as a result of actions the Company has taken to improve operational efficiencies. Gross margins in the Specialty Metal Fabrication segment declined as the capacity of the new Dallas metal fabrication facility was not fully utilized.

         During the second quarter, selling, general and administrative expenses increased by $0.5 million, or 3.9%, primarily as a result of the inclusion of expenses associated with the Evap and A/C Plus operations, but declined as a percentage of sales from 18.8% to 18.2%. In 1998, the Company recognized a one time benefit of $0.6 million for a dividend from the Ohio state workers' compensation fund, which was partially offset by the recognition of a $0.5 million reserve against the balance of a note accepted in a 1994 asset sale transaction.

         Plant closure costs of approximately $0.3 million were recognized in the second quarter of 1999 relating to the closure of the Company's Philadelphia, Pennsylvania and Atlanta, Georgia replacement automotive condenser manufacturing plants and the move of that condenser manufacturing to the Company's Los Angeles, California facility. The costs primarily reflect severance and other personnel termination costs associated with these closures.

         Net interest expense increased $0.2 million for the three months ended June 30, 1999 compared with the three months ended June 30, 1998 due to higher debt levels associated with the acquisition of Evap and A/C Plus and higher seasonal working capital requirements.

         During the three months ended June 30, 1999, the Company recognized a non-recurring, non-cash deferred tax benefit of $2.9 million related to the change in the organizational structure of its GO/DAN Industries operation from a partnership to a corporation. The Company's effective tax rate of 42.5% for the three months ended June 30, 1999, which does not include the impact of the non-recurring, non-cash deferred tax benefit, is comprised of the U. S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes and increased from the three months ended June 30, 1998 rate of 40.8% to reflect a higher level of non-tax deductible expenses expected in 1999.

         Net income for the three months ended June 30, 1999 was $5.1 million, or $0.78 per basic common share and $0.72 per diluted common share, compared with net income of $1.4 million, or $0.22 per basic and diluted common share for the three months ended June 30, 1998. Excluding the effect of plant closure costs and the non-recurring, non-cash deferred tax benefit, earnings for the second quarter of 1999 were $2.4 million, or $0.37 per basic common share and $0.35 per diluted common share.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

         Net sales for the six months ended June 30, 1999 increased 9.7% to $127.4 million compared with $116.2 million for the six months ended June 30, 1998. Sales in the Aftermarket Heating and Cooling Systems segment increased by $10.4 million, or 14.5%, from the comparable 1998 period, reflecting the sales contribution from Evap and A/C Plus and volume increases in the radiator and heater product lines. Sales in the OEM Heat Transfer Systems segment declined by $0.9 million, or 4.3%, compared with the same 1998 period, reflecting the higher level of sales in the first quarter of 1998 related to the catch up of overdue orders from 1997. Sales in the Specialty Metal Fabrication Business increased by $1.7 million, or 6.9%, over the comparable 1998 period, due to an increase in sales of specialty fabricated enclosures for telecommunications customers coupled with an increase in vehicle conversion revenues.

         Gross margin of 25.6% for the six months ended June 30, 1999 increased from the 23.4% achieved for the six months ended June 30, 1998. The improvement reflects the contribution of Evap and A/C Plus coupled with higher volume, lower material costs and improved manufacturing efficiencies in the Aftermarket Heating and Cooling Systems segment. Gross margins in the Specialty Metal Fabrication segment declined as the capacity of the new Dallas metal fabrication facility was not fully utilized. Actions the Company has taken to improve operational efficiencies in the OEM Heat Transfer Systems segment generated positive gross margins for the six months ended June 30, 1999, compared with negative margins in the prior year period.

         Selling, general and administrative expenses increased by $2.0 million, or 8.5%, primarily as a result of the inclusion of expenses associated with Evap and A/C Plus, but were essentially flat as a percentage of sales. In 1998, the Company recognized a one time benefit of $0.6 million for a dividend from the Ohio state workers' compensation fund, which was partially offset by the recognition of a $0.5 million reserve against the balance of a note accepted in a 1994 asset sale transaction.

         Plant closure costs of approximately $0.3 million were recognized in the first six months of 1999 related to the closure of the Company's Philadelphia, Pennsylvania and Atlanta, Georgia replacement automotive condenser manufacturing plants.

         Net interest expense increased $0.5 million for the six months ended June 30, 1999 compared with the second quarter of 1998 due to higher debt levels associated with the acquisition of Evap and A/C Plus and higher seasonal working capital requirements.

         During the six months ended June 30, 1999, the Company recognized a non-recurring, non-cash deferred tax benefit of $2.9 million related to the change in the organizational structure of its GO/DAN Industries operation from a partnership to a corporation. The Company's effective tax rate of 42.5% for the six months ended June 30, 1999, which does not include the impact of the non-recurring non-cash deferred tax benefit, is comprised of the U. S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes and increased from the six months ended June 30, 1998 rate of 40.8% to reflect a higher level of non-tax deductible expenses expected in 1999.

         Net income for the six months ended June 30, 1999 was $5.6 million, or $0.86 per basic common share and $0.79 per diluted common share, compared with net income of $1.3 million, or $0.20 per basic and diluted common share, in the comparable period of 1998. Excluding the effect of plant closure costs and the non-recurring, non-cash deferred tax benefit, earnings for the first six months of 1999 were $2.9 million, or $0.45 per basic common share and $0.42 per diluted common share.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         In July 1998, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with five banking institutions which provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. The security interest in the Company's assets and the pledge of the Company's subsidiaries' stock are eligible for release if the Company achieves certain senior debt ratings or if certain financial ratios are met and maintained. At June 30, 1999, the Company did not meet the financial ratios required for release of the security interest.

         Available borrowings under the Revolving Credit Agreement are determined by a borrowing base consisting of the Company's eligible (i) accounts receivable, (ii) inventory and (iii) fixed assets, as adjusted by an advance rate. The aggregate amount of borrowings under the Revolving Credit Agreement is automatically reduced by $0.5 million at the end of each calendar quarter through June 30, 1999; by $1.25 million at the end of each calendar quarter through June 30, 2000; and by $1.5 million at the end of each calendar quarter through June 30, 2003. The Revolving Credit Agreement bears interest at variable rates based, at the Company's option on either (a) a Eurodollar loan rate plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or
(b) the higher of (i) the BankBoston, N.A. base lending rate and (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears.

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

         At June 30, 1999, borrowings were approximately $45.6 million under the Company's Revolving Credit Agreement. The Company also has $13 million of borrowings under floating rate industrial revenue bonds, of which $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index. Outstanding letters of credit totaled approximately $17.6 million at June 30, 1999. Of the total letters of credit outstanding, $13.4 million supported borrowings under floating rate industrial revenue bonds.

         During the first six months of 1999, the Company required $7.1 million of cash to support its operations as a result of a $13.1 million inventory build up primarily in anticipation of the third quarter peak selling season for Aftermarket Heating and Cooling Systems and a $9.3 million increase in accounts receivable which reflects the higher sales during the three months ended June 30, 1999. An increase in accounts payable and accrued expenses provided $7.9 million of cash and net income plus total adjustments to reconcile net income to net cash used in operating activities provided $6.8 million of cash.

         Capital spending during the first six months of 1999 totaled $4.0 million and the acquisition of A/C Plus, including transaction costs, required $2.4 million of cash. The Company paid two cash dividends of $0.05 per share totaling $0.7 million during the first six months of 1999. Net borrowings under the Revolving Credit Agreement to finance the operating and other cash requirements of the Company increased by $15.9 million from December 31, 1998.

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

         The Company has identified an information systems platform which is Year 2000 compliant and to which the majority of current systems employed by the Company will be converted. The conversion project began in 1996 and is expected to be completed during the third quarter of 1999. Hardware, software and other capitalizable costs will be capitalized and expensed over the useful life of the systems. All other project costs will be expensed as incurred. The total cost of the Year 2000 project is currently estimated to be $2.5 million, of which $1.8 million is for capitalizable hardware and software costs. To date, the Company has spent approximately $2.2 million on this project, of which $1.7 million was for capitalizable hardware and software costs.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Improvements in manufacturing efficiencies and reduction of costs are subject to a number of factors, including but not limited to, the ability of management to implement improvements in workforce efficiencies and the timing of such improvements. Statements regarding the Company's Year 2000 project are subject to numerous factors, including but not limited to, the availability and cost of trained personnel, the ability to effect the timely conversion of all relevant systems, and the effectiveness of contingency plans for non year 2000 compliant issues.

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

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP. (formerly Coopers & Lybrand L.L.P.) as auditors for the Company for the fiscal year ending December 31, 1999. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote upon such proposal were as follows:

            FOR                           AGAINST                   ABSTAIN
            ---                           -------                   -------
       5,644,331                           3,565                    11,124


         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 29, 1999, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(27)     Financial Data Schedule

b)       Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSPRO, INC.
                                     (Registrant)

Date:    August 12, 1999             By:  /s/ Henry P. McHale
                                          --------------------------------------
                                          Henry P. McHale
                                          President, Chief Executive Officer
                                          and Director

Date:    August 12, 1999             By:  /s/ Timothy E. Coyne
                                          --------------------------------------
                                          Timothy E. Coyne
                                          Vice President, Treasurer, Secretary,
                                          Controller and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)