Form 10-Q
period 1999-09-30
TRANSPRO INC
filed 1999-11-10
CIK 948844

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of October 27, 1999 was 6,597,335.

Exhibit Index is on page 16 of this report.


                                  Page 1 of 17

================================================================================

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
PART I.                    FINANCIAL INFORMATION
                Item 1.    Financial Statements

                           Condensed Consolidated Statements of Income for the three months and nine
                           months ended September 30, 1999 and 1998.                                            3

                           Condensed Consolidated Statements of Comprehensive Income for the three
                           months and nine months ended September 30, 1999 and 1998.                            3

                           Condensed Consolidated Balance Sheets at September 30, 1999 and December 31,         4
                           1998.

                           Condensed Consolidated Statements of Cash Flows for the nine months ended
                           September 30, 1999 and 1998.                                                         5

                           Notes to Condensed Consolidated Financial Statements                                 6

                Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                             of Operations                                                                     10

                Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          15

PART II.                   OTHER INFORMATION


                Item 6.    Exhibits and Reports on Form 8-K                                                    16

                Signatures                                                                                     17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                               1999       1998        1999        1998
                                                               ----       ----        ----        ----
Sales                                                       $ 71,555    $ 68,535    $198,978    $184,724
Cost of sales                                                 53,890      52,135     148,425     141,140
                                                            --------    --------    --------    --------
Gross margin                                                  17,665      16,400      50,553      43,584
Selling, general and administrative expenses                  13,858      13,587      39,653      37,067
Plant and business consolidation and closure costs              --          --           325        --
                                                            --------    --------    --------    --------
Income from operations                                         3,807       2,813      10,575       6,517
Interest expense, net                                          1,180         971       3,153       2,466
                                                            --------    --------    --------    --------
Income before taxes                                            2,627       1,842       7,422       4,051
Provision for income taxes                                     1,137         751         317       1,653
                                                            --------    --------    --------    --------
Net income                                                  $  1,490    $  1,091    $  7,105    $  2,398
                                                            ========    ========    ========    ========

Basic earnings per common share                             $    .23    $    .17    $   1.08    $    .37
                                                            ========    ========    ========    ========
Diluted earnings per common share                           $    .21    $    .16    $   1.00    $    .36
                                                            ========    ========    ========    ========

Cash dividends per common share                             $    .05    $    .05    $    .15    $    .15
                                                            ========    ========    ========    ========

Weighted average common shares - basic                         6,573       6,562       6,573       6,561
                                                            ========    ========    ========    ========
Weighted average common shares and equivalents - diluted
                                                               7,053       6,898       7,084       6,676
                                                            ========    ========    ========    ========

         The basic and diluted earnings per share effect of the plant closure costs is ($0.03) during the nine months ended September 30, 1999. The basic and diluted earnings per share effect of the non-recurring, non-cash deferred tax benefit is $0.43 and $0.40, respectively, during the nine months ended September 30, 1999.

                                 TRANSPRO, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(Amounts in thousands)

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                             1999        1998       1999      1998
                                             ----        ----       ----      ----
Net income                                 $ 1,490     $ 1,091     $7,105    $2,398
Other comprehensive income, net of tax:
         Foreign currency translation          (34)        (14)         6        12
                                           -------     -------     ------    ------
Comprehensive income                       $ 1,456     $ 1,077     $7,111    $2,410
                                           =======     =======     ======    ======

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                    ASSETS                                                1999             1998
                                                                       -------------    ------------
                                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                          $     909        $     345
     Accounts receivable  (less allowances of $1,867 and $2,390)           44,329           34,173
                                                                        ---------        ---------
     Inventories:
         Raw materials                                                     17,614           14,765
         Work in process                                                    9,444            7,124
         Finished goods                                                    49,912           37,886
                                                                        ---------        ---------
              Total inventories                                            76,970           59,775
                                                                        ---------        ---------

     Deferred income tax benefit                                            5,283            2,641
     Other current assets                                                   2,715            3,200
                                                                        ---------        ---------
Total current assets                                                      130,206          100,134
                                                                        ---------        ---------

Property, plant and equipment                                             101,089           94,913
Less accumulated depreciation                                             (60,591)         (55,426)
                                                                        ---------        ---------
Net property, plant and equipment                                          40,498           39,487
                                                                        ---------        ---------

Goodwill  (net of amortization of $714 and $348)                            7,978            6,093
Other assets                                                                2,684            2,813
                                                                        ---------        ---------
Total assets                                                            $ 181,366        $ 148,527
                                                                        =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  19,973        $  14,797
     Accrued salaries and wages                                             5,325            4,823
     Accrued insurance                                                      4,546            4,404
     Accrued taxes                                                          2,948              541
     Accrued expenses                                                       5,555            5,393
                                                                        ---------        ---------
Total current liabilities                                                  38,347           29,958
Long-term liabilities:
     Long-term debt                                                        60,820           42,197
     Retirement and post-retirement obligations                             7,486            7,482
     Deferred income taxes                                                    316              973
     Other liabilities                                                        420               50
                                                                        ---------        ---------
Total liabilities                                                         107,389           80,660
                                                                        ---------        ---------

Stockholders' equity:
  Preferred stock, $.01 par value:  Authorized
     2,500,000 shares:
       Issued and outstanding as follows:
          Series A Junior participating preferred stock,
          $.01 par value
             Authorized 200,000 shares: none issued and
             outstanding, at September 30, 1999 and
             December 31, 1998                                               --               --
          Series B convertible preferred stock, $.01 par value:
             Authorized 30,000 shares; 30,000 shares issued
             and outstanding at September 30, 1999 and
             December 31, 1998                                               --               --
  Common stock, $.01 par value:
         Authorized 17,500,000 shares; issued 6,669,446 shares at
         September 30, 1999 and December 31, 1998                              66               66
  Paid-in capital                                                          55,074           55,074
  Unearned compensation                                                       (78)            (113)
  Retained earnings                                                        20,952           14,883
  Accumulated other comprehensive income                                   (2,011)          (2,017)
  Treasury stock at cost: 72,111 shares at September 30,
  1999 and December 31, 1998                                                  (26)             (26)
                                                                        ---------        ---------
Total stockholders' equity                                                 73,977           67,867
                                                                        ---------        ---------
Total liabilities and stockholders' equity                              $ 181,366        $ 148,527
                                                                        =========        =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands, except share data)

                                                                                                        NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                       1999            1998
                                                                                                     --------        --------
Cash flows from operating activities:
     Net income                                                                                      $  7,105        $  2,413
                                                                                                     --------        --------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                  5,481           4,762
         Gain on sale of fixed assets                                                                      (5)           --
         Deferred tax benefit                                                                          (2,858)           --
         Provision for losses - accounts receivable                                                        39             787
                                                                                                     --------        --------
     Total adjustments to reconcile net income to net cash (used in) provided by operating
     activities                                                                                         2,657           5,549
                                                                                                     --------        --------

     Change in assets and liabilities, net of acquisitions:
         Accounts receivable                                                                          (10,023)           (421)
         Inventories                                                                                  (16,264)            534
         Accounts payable                                                                               4,857          (2,036)
         Accrued expenses                                                                               3,207          (1,621)
         Other, net                                                                                       379            (410)
                                                                                                     --------        --------
     Total change in operating assets and liabilities                                                 (17,844)         (3,954)
                                                                                                     --------        --------
Net cash (used in) provided by operating activities                                                    (8,082)          4,008
                                                                                                     --------        --------

Cash flows from investing activities:
     Capital expenditures                                                                              (6,097)         (5,444)
     Sales and retirements of fixed assets                                                                  5              60
     Acquisition of A/C Plus, Inc. and Evap, Inc., net of cash acquired                                (2,366)         (2,921)
                                                                                                     --------        --------
Net cash used in investing activities                                                                  (8,458)         (8,305)
                                                                                                     --------        --------

Cash flows from financing activities:
     Dividends paid                                                                                    (1,030)         (1,007)
     Payments of long-term debt                                                                          --            (4,205)
     Borrowings of long-term debt                                                                      18,134          12,250
                                                                                                     --------        --------
Net cash provided by financing activities                                                              17,104           7,038
                                                                                                     --------        --------

Increase in cash and cash equivalents                                                                     564           2,741
Cash and cash equivalents:
     Beginning of period                                                                                  345             593
                                                                                                     --------        --------
     End of period                                                                                   $    909        $  3,334
                                                                                                     ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                                        $  2,962        $  1,991
                                                                                                     --------        --------
Taxes paid, net of refunds                                                                           $  1,382        $  1,483
                                                                                                     ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company acquired A/C Plus, Inc. effective February 1, 1999 and Evap, Inc. effective August
1, 1998, the details of which are further described in Note 5.  In connection with the acquisitions, liabilities were assumed as follows:
         Fair value of  assets acquired                                                              $  3,060        $  5,677
         Cash paid for the outstanding stock                                                           (2,250)         (3,000)
                                                                                                     --------        --------
                  Liabilities assumed                                                                $    810        $  2,677
                                                                                                     ========        ========

In connection with the A/C Plus, Inc. acquisition, the Company issued a promissory note of $250 payable on the second anniversary of the closing. In connection with the Evap, Inc. acquisition, the Company issued 30,000 shares of Series B Preferred Stock.

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         TransPro, Inc. (the "Company") is a manufacturer and supplier of heat transfer components and systems, replacement automotive air conditioning parts and specialty fabricated metal products for a variety of Aftermarket and Original Equipment Manufacturing ("OEM") automotive, truck and industrial equipment applications, and performs vehicle conversions.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999, including the financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Certain items reported in prior condensed consolidated financial statements have been reclassified to conform to the presentation of the current condensed consolidated financial statements. The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

         Aftermarket Heating and Cooling Systems product lines include complete radiators and radiator cores, heaters, air conditioning condensers, air-conditioning compressors and other air conditioning parts. The OEM Heat Transfer Systems business provides manufactured specialized heavy-duty equipment radiators, charge air coolers and oil coolers. Specialty Metal Fabrication products and services include fabrication of metal racking, enclosures and cabinetry and the fabrication and installation of customized van interiors and vehicle conversion components.

         As of September 30, 1999, assets in the Aftermarket Heating and Cooling Systems segment increased by $25.8 million from the amounts reported at December 31, 1998, resulting from increases in accounts receivable and inventory to support seasonal working capital requirements, as well as the expansion of the air conditioning parts business. Assets in the Specialty Metal Fabrication segment increased by $5.6 million due to increased accounts receivable, inventory and fixed assets primarily related to the metal fabrication operations. There was no material change in the assets of the OEM Heat Transfer Systems segment.

         The tables below set forth information about reported segments for the three and nine months ended September 30, 1999 and 1998.


                                                                  CONSOLIDATED REVENUES
(Unaudited)                                     ---------------------------------------------------------
(Amounts in thousands)                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                 1999             1998            1999             1998
                                                 ----             ----            ----             ----
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems       $  48,469        $  48,923        $ 130,968        $ 120,997
OEM Heat Transfer Systems                         9,694            9,328           28,780           29,280
Specialty Metal Fabrication                      13,392           10,284           39,230           34,447
Inter-segment revenues:
Aftermarket Heating and Cooling Systems           1,426              878            4,131            2,742
OEM Heat Transfer Systems                             1               62               13              100
Specialty Metal Fabrication                        --               --               --               --
Elimination of inter-segment revenues            (1,427)            (940)          (4,144)          (2,842)
                                              ---------        ---------        ---------        ---------
Consolidated totals                           $  71,555        $  68,535        $ 198,978        $ 184,724
                                              =========        =========        =========        =========


(Unaudited)                                                    INCOME FROM OPERATIONS
                                                -----------------------------------------------------
(Amounts in thousands)                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                                ----            ----            ----            ----
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems       $  4,737        $  4,611        $ 12,941        $  9,118
OEM Heat Transfer Systems                         (474)           (282)           (931)         (1,303)
Specialty Metal Fabrication                        427            (192)          1,754           2,795
                                              --------        --------        --------        --------
Segment totals                                   4,690           4,137          13,764          10,610
Corporate expenses                                (883)         (1,324)         (3,189)         (4,093)
                                              --------        --------        --------        --------
Consolidated totals                           $  3,807        $  2,813        $ 10,575        $  6,517
                                              ========        ========        ========        ========

NOTE 4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited)                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
(Amounts in thousands, except per share data)                   SEPTEMBER 30,               SEPTEMBER 30,
                                                          1999             1998          1999           1998
                                                          ----             ----          ----           ----
BASIC EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:
Net income                                                $ 1,490        $ 1,091        $ 7,105        $ 2,398
Less: preferred stock dividends                               (15)           (15)           (45)           (15)

                                                         --------        -------       --------        -------
   Net income available to common
   stockholders                                           $ 1,475        $ 1,076        $ 7,060        $ 2,383
                                                          =======        =======        =======        =======

Denominator:
Weighted average common shares                              6,597          6,616          6,597          6,615
Non-vested restricted stock                                   (24)           (54)           (24)           (54)
                                                          --------        -------       --------        -------
Denominator for basic earnings per share - adjusted
weighted average common shares                              6,573          6,562          6,573          6,561
                                                          =======        =======        =======        =======

Basic earnings per common share                           $   .23        $   .17        $  1.08        $   .37
                                                          =======        =======        =======        =======

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:
Net income available to common stockholders               $ 1,475        $ 1,076        $ 7,060        $ 2,383
Add back: preferred stock dividend                             15             15             45             15

                                                         --------        -------       --------        -------
Net income available to stockholders and assumed
conversions                                               $ 1,490        $ 1,091        $ 7,105        $ 2,398
                                                          =======        =======        =======        =======

Denominator:
Adjusted weighted average common shares                     6,573          6,562          6,573          6,561
Dilutive effect of Series B preferred stock                   433            332            497            111
Dilutive effect of stock options and non-vested
restricted stock                                               47              4             14              4
                                                          --------        -------       --------        -------
Adjusted weighted average common shares and assumed
conversions                                                 7,053          6,898          7,084          6,676
                                                          =======        =======        =======        =======

Diluted earnings per common share                         $   .21        $   .16        $  1.00        $   .36
                                                          =======        =======        =======        =======


Certain options to purchase common stock were outstanding during the three months and nine months ended September 30, 1999 and 1998, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price for the common shares for the period. These anti-dilutive options outstanding and their exercise prices are as follows:

                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                     1999               1998               1999               1998
                                     ----               ----               ----               ----
Options outstanding                 347,115            474,335            437,178            474,335
Range of exercise prices         $7.50-$11.75       $7.50-$11.75       $5.88-$11.75       $7.50-$11.75


NOTE 5 - ACQUISITION

Effective February 1, 1999, the Company purchased 100% of the outstanding stock of A/C Plus, Inc. ("A/C Plus"), an air conditioning compressor remanufacturer located in Arlington, Texas. A/C Plus had sales of approximately $2.9 million in fiscal 1998. The transaction was structured with a purchase price of $2.25 million in cash paid at closing and a promissory note of $0.25 million payable on the second anniversary of the closing. Concurrent with the purchase, the Company repaid $0.5 million in working capital debt on behalf of A/C Plus. The purchase price and working capital repayment were financed through the Company's Revolving Credit Agreement. The acquisition was accounted for as a purchase. Goodwill of $2.1 million was recorded in connection with the transaction and is being amortized over 20 years.


The Company acquired 100% of the outstanding stock of Evap, Inc. ("Evap") of Arlington, Texas effective July 31, 1998. Evap is a manufacturer and distributor of replacement automotive air conditioning parts. Evap's fiscal 1997 sales were $6.6 million. The transaction was structured with an initial purchase price of $6.0 million at closing, consisting of $3.0 million cash and 30,000 shares of TransPro, Inc. Series B Convertible Redeemable Preferred Stock with an opportunity for a maximum additional payout of $3.75 million based upon the future earnings performance of the Evap business. The acquisition was accounted for as a purchase and goodwill of $3.0 million, which is being amortized over 20 years, was recorded as part of the transaction.

NOTE 6 - SUBSEQUENT EVENT

On October 22, 1999, the Company announced its intent to strategically realign its business to significantly grow its presence in the automotive aftermarket. The key steps in this realignment include the evaluation of strategic alternatives with respect to the OEM Heat Transfer and Specialty Metal Fabrication segments, the development of a 223,000 square foot manufacturing facility for the re-manufacturing of automotive air conditioning compressors and the completion of a new 6-millimeter condenser design to be produced on a new manufacturing line in the Company's existing Mexico facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Total net sales for the three months ended September 30, 1999 increased 4.5% to $71.6 million compared with $68.5 million for the three months ended September 30, 1998. Sales in the Aftermarket Heating and Cooling Systems segment decreased by $0.5 million, or 0.9%, from the comparable 1998 period, reflecting lower radiator core, heater and condenser sales, offset by increased complete radiator sales and air conditioning parts sales due to the acquisitions of Evap in August 1998 and A/C Plus in February 1999. Sales in the OEM Heat Transfer Systems segment increased by $0.4 million, or 3.9%, compared with the comparable 1998 quarter, due to an increase in volume resulting from the strong Class 8 truck and specialty vehicle markets. Sales in the Specialty Metal Fabrication segment increased by $3.1 million, or 30.2%, compared with the comparable 1998 quarter, due to an increase in sales of specialty fabricated enclosures to telecommunications customers while vehicle conversion revenues were flat.

         Gross margins improved to 24.7% for the three months ended September 30, 1999 from 23.9% during the three months ended September 30, 1998. The improvement was driven by gross margin improvements in the Aftermarket Heating and Cooling Systems segment, reflecting the sales of higher margin air conditioning parts by the newly acquired air conditioning parts companies as well as lower material costs and improved manufacturing efficiencies. In the OEM Heat Transfer Systems segment, actions the Company has taken to improve operational efficiencies have resulted in the generation of positive gross margins during the three months ended September 30, 1999 versus negative gross margins in the comparable prior year period. Gross margins in the Specialty Metal Fabrication segment improved in the third quarter of 1999 compared with 1998 primarily due to increased utilization and fixed cost coverage at the new Plano, Texas metal fabrication facility.

         Selling, general and administrative ("SG&A") expenses increased by $0.3 million or 2.0% over the prior year three month period. SG&A expenses increased primarily due to the inclusion of a full quarter of expenses in 1999 associated with Evap and A/C Plus operations. SG&A expenses also increased approximately $0.3 million due to the settlement in the 1999 third quarter of an employment-related lawsuit, offset by a reduction in health insurance costs. SG&A expenses declined as a percentage of sales from 19.8% to 19.4%.

         Net interest expense increased $0.2 million in the three months ended September 30, 1999 compared with the three months ended September 30, 1998 due to higher debt levels associated with the acquisition of Evap and A/C Plus, and higher working capital levels related to the air conditioning parts business.

         The Company's effective tax rate of 43.3% for the three months ended September 30, 1999, is comprised of the U.S. Federal income tax rate plus the estimated aggregate effective rate for foreign, state and local income taxes, and increased from the three months ended September 30, 1998 rate of 40.8% to reflect a higher level of non-tax deductible expenses expected in 1999 and a valuation allowance associated with a net operating loss carryforward for the Company's Canadian vehicle conversion operation.

         Net income for the three months ended September 30, 1999 was $1.5 million, or $0.23 per basic common share and $0.21 per diluted common share, compared with net income of $1.1 million, or $0.17 per basic common share and $0.16 per diluted common share for the three months ended September 30, 1998. Excluding the effect of costs associated with the settlement of the employment related lawsuit, earnings for the three months ended September 30, 1999 were $1.6 million, or $0.25 per basic common share and $0.23 per diluted common share.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total net sales for the nine months ended September 30, 1999 increased 7.7% to $199.0 million compared with $184.7 million for the nine months ended September 30, 1998. Sales in the Aftermarket Heating and Cooling Systems segment increased by $10.0 million, or 8.2%, from the comparable 1998 period, reflecting the sales contribution from Evap and A/C Plus and volume increases in the complete radiator and heater product lines, partially offset by lower sales of radiator cores and condensers. Sales in the OEM Heat Transfer Systems segment declined by $0.5 million, or 1.7%, compared with the comparable 1998 period, primarily as a result of higher level of sales in the first quarter of 1998 related to the catch up of overdue 1997 orders. Sales in the Specialty Metal Fabrication segment increased by $4.8 million, or 13.9%, compared with the comparable 1998 period, primarily due to an increase in sales of specialty fabricated enclosures to telecommunications customers.

         Gross margins for the nine months ended September 30, 1999 were 25.4% compared with 23.6% for the nine months ended September 30, 1998. The improvement reflects the contribution of higher margin air conditioning parts sales from Evap and A/C Plus, coupled with lower material costs, higher volume in complete radiators, and improved manufacturing efficiencies in the Aftermarket Heating and Cooling Systems segment. Gross margins in the Specialty Metal Fabrication business declined due to lower margins from vehicle conversions offset by better utilization of fixed costs associated with the new Plano, Texas metal fabrication facility. Actions the Company has taken to improve operational efficiencies in the OEM Heat Transfer Systems business generated positive gross margins for the nine months ended September 30, 1999, compared with negative margins in the prior year period.

         Selling, general and administrative expenses for the nine months ended September 30, 1999, were $39.7 million compared with $37.1 million for the comparable period in 1998, primarily as a result of the inclusion of expenses associated with Evap and A/C Plus, but were essentially flat as a percentage of sales. Included in SG&A expenses for the nine months ended September 30, 1999 were costs of approximately $0.3 million related to the settlement of an employment related lawsuit, which is offset by a reduction in health insurance costs.

         Plant closure costs of approximately $0.3 million related to the closure of the Company's Philadelphia, Pennsylvania and Atlanta, Georgia replacement automotive condenser manufacturing plants were recognized in the nine months ended September 30, 1999.

         Net interest expense was $3.2 million for the nine months ended September 30, 1999 compared with $2.5 million in the nine months ended September 30, 1998 due to higher debt levels associated with the acquisition of Evap and A/C Plus, higher working capital levels and to support the air conditioning parts business.

         During the nine months ended September 30, 1999, the Company recognized a non-recurring, non-cash deferred tax benefit of $2.9 million related to the change in the organizational structure of its GO/DAN Industries operation from a partnership to a corporation. The Company's effective tax rate of 42.8% for the nine months ended September 30, 1999, which does not include the impact of the non-recurring, non-cash deferred tax benefit, is comprised of the U. S. Federal income tax rate plus the estimated aggregate effective rate for foreign, state and local income taxes and increased from 40.8% from the nine months ended September 30, 1998 to reflect a higher level of non-tax deductible expenses expected in 1999 and a valuation allowance associated with a net operating loss carryforward for the Company's Canadian vehicle conversion operation.

         Net income for the nine months ended September 30, 1999 was $7.1 million, or $1.08 per basic common share and $1.00 per diluted common share, compared with net income of $2.4 million, or $0.37 per basic common share and $0.36 per diluted common share, in the nine months ended September 30, 1998. Excluding the effect of plant closure costs, the lawsuit settlement costs, and the non-recurring, non-cash deferred tax benefit, net earnings for the nine months ended September 30, 1999 were $4.6 million, or $0.70 per basic common share and $0.65 per diluted common share.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         In July 1998, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with five banking institutions, which provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. The security interest in the Company's assets and the pledge of the Company's subsidiaries' stock are eligible for release if the Company achieves certain senior debt ratings or if certain financial ratios are met and maintained.

         Available borrowings under the Revolving Credit Agreement are determined by a borrowing base consisting of the Company's eligible (i) accounts receivable, (ii) inventory and (iii) fixed assets, as adjusted by an advance rate. The aggregate amount of borrowings under the Revolving Credit Agreement is automatically reduced by $0.5 million at the end of each calendar quarter through June 30, 1999; by $1.25 million at the end of each calendar quarter through June 30, 2000, and by $1.5 million at the end of each calendar quarter through June 30, 2003. The Revolving Credit Agreement bears interest at variable rates based, at the Company's option, on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or
(b) the higher of (i) the BankBoston, N. A. base lending rate or (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears.

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

         At September 30, 1999, borrowings totaling $47.8 million were outstanding under the Revolving Credit Agreement. The Company also has $13.0 million of borrowings under floating rate industrial revenue bonds, of which $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index. Outstanding letters of credit totaled approximately $17.5 million at September 30, 1999, of which $13.0 million supported borrowings under floating rate industrial revenue bonds.

         During the nine months ended September 30, 1999, the Company required $8.1 million of cash to support its operations as a result of a $16.3 million increase in inventory levels and a $10.0 million increase in accounts receivable to support seasonal working capital requirements and its expansion in the air conditioning parts and fabricated metal enclosures businesses. Cash was used to reduce accounts payable and accrued expenses by $8.1 million.

         Capital spending during the nine months ended September 30, 1999 totaled $6.1 million and the acquisition of A/C Plus, including transaction costs, required $2.4 million of cash. The Company paid three $0.05 per share cash dividends, totaling $1.0 million in the aggregate during the nine months ended September 30, 1999. Net borrowings under the Revolving Credit Agreement to finance the operating and other cash requirements of the Company increased by $18.1 million from December 31, 1998.

         Until at least the mid-second quarter of the 2000 fiscal year, the liquidity and ordinary capital needs of the Company are expected to be met from operations. However, the Company does not believe that its cash flow from operations together with borrowings under its current Revolving Credit Agreement will be adequate to meet its ordinary capital expenditures and working capital requirements during the second and third quarters of fiscal 2000 due primarily to the need to build inventory for its seasonal Aftermarket Heating and Cooling Systems segment. Furthermore, the Company believes that the amount of borrowings available under the Revolving Credit Agreement will not be sufficient to meet the capital needs for major growth initiatives. The Company intends to explore financing alternatives, including increasing availability under its Revolving Credit Agreement, obtaining a new line of credit with sufficient borrowing capacity or securing additional sources of capital. It is also possible that additional liquidity may be obtained through the disposition of business operations, although there can be no assurance that any such disposition would occur on a timely basis, or at all. No assurance can be given that the Company will be successful in increasing its availability under its Revolving Credit Facility, obtaining a new line of credit or securing additional sources of capital on favorable terms, or at all.

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

         The Company has identified an information systems platform which is Year 2000 compliant and to which the majority of current systems employed by the Company have been converted. All assessment and planning tasks have been completed. Remediation and testing of mission critical systems has also been completed. Remaining remediation and testing tasks for non-mission critical systems is planned for completion by the end of October 1999. Testing and contingency planning, as necessary, will continue throughout the rest of the year. Hardware, software and other capitalizable costs will be capitalized and depreciated over the useful life of the systems. All other project costs will be expensed as incurred. The total cost of the Year 2000 project is currently estimated to be $3.2 million, which is $0.7 higher than original estimates due to additional system conversion costs and associated labor costs identified through the assessment process. A total of $2.2 million of the $3.2 million estimate are for capitalizable hardware and software costs. To date, the Company has spent approximately $2.9 million on this project, of which $2.0 million was for capitalizable hardware and software costs.

         During 1998, the Company initiated formal communications with its information technology hardware and software providers, its significant vendors, service providers, lenders and large customers to determine the extent to which it is vulnerable to the Year 2000 issue externally. The Company believes that with the completion of its Year 2000 initiatives, as scheduled, the possibility of significant interruptions of normal operations should be significantly reduced. However, no assurance can be given that the systems of other companies on which the Company relies will be Year 2000 compliant on a timely basis, that the Year 2000 systems of other companies will be compatible with the Company's system or that external Year 2000 issues would not have a material impact on the Company's operations. Contingency plans are being developed as necessary, to mitigate the impact of non-year 2000 compliant external issues which, in the worst case, may result in source of supply issues with suppliers or the inability of customers to order product.


FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Improvements in manufacturing efficiencies and reduction of costs are subject to a number of factors, including but not limited to, the ability of management to implement improvements in workforce efficiencies and the timing of such improvements. Statements regarding the Company's Year 2000 project are subject to numerous factors, including but not limited to, the availability and cost of trained personnel, the ability to effect the timely conversion of all relevant systems, and the effectiveness of contingency plans for non-year 2000 compliant issues.

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

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(27)     Financial Data Schedule

b)       Reports on Form 8-K

On October 22, 1999, the Company filed a Current Report on Form 8-K announcing its intention to pursue strategic alternatives for its OEM Heat Transfer and Specialty Metal Fabrication segments.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRANSPRO, INC.
                                 (Registrant)


Date:  November 9, 1999          By:  /s/ Henry P. McHale
                                      ------------------------------------------
                                          Henry P. McHale
                                          President, Chief Executive Officer
                                          and Director

Date:  November 9, 1999          By:  /s/ Timothy E. Coyne
                                      ------------------------------------------
                                          Timothy E. Coyne
                                          Vice President, Treasury, Secretary,
                                          Controller and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)