Form 10-K
period 1999-12-31
TRANSPRO INC
filed 2000-03-17
CIK 948844

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

For the fiscal year ended December 31, 1999

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

                                 (203) 401-6450
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

          TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                     -----------------------------------------
      Common Stock, $.01 Par Value                        New York Stock Exchange
(together with associated Preferred Stock
             purchase rights)

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at March 1, 2000 was $36,697,676. On that date, there were 6,597,335 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part II hereof.

   Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

   Exhibit Index is on pages 17 through 19 of this report.


===============================================================================

                                 TRANSPRO, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                                                              PAGE
                                       PART I
Item 1.    Business                                                            3

Item 2.    Properties                                                          12

Item 3.    Legal Proceedings                                                   13

Item 4.    Submission of Matters to a Vote of Security Holders                 13


                                       PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder       14
           Matters

Item 6.    Selected Financial Data                                             14

Item 7.    Management's Discussion and Analysis of Financial Condition         14
           and Results of Operations


Item 7A.   Quantitative and Qualitative Disclosures about Market Risk          14

Item 8.    Financial Statements and Supplementary Data                         15

Item 9.    Changes in and Disagreements with Accountants on Accounting         16
           and Financial Disclosure


                                      PART III

Item 10.   Directors and Executive Officers of the Registrant                  16

Item 11.   Executive Compensation                                              16

Item 12.   Security Ownership of Certain Beneficial Owners and Management      17

Item 13.   Certain Relationships and Related Transactions                      17


                                       PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K      17

Signatures                                                                     20

                                     PART I

ITEM 1.  BUSINESS
  GENERAL DEVELOPMENT OF BUSINESS

   On September 29, 1995, TransPro, Inc. (the "Company") completed a series of transactions pursuant to which the Company's sole stockholder, Allen Telecom Inc. ("Allen", formerly The Allen Group Inc.) contributed (the "Contribution") to the Company substantially all of the assets and liabilities of Allen's original equipment radiator and fabricated metal products business (the "Automotive and Truck Products Business"), as well as Allen's 50% ownership interest in GO/DAN Industries ("GDI"), then a 50/50 joint venture partnership between affiliates of Allen and Handy & Harman that produces replacement radiators and other heat transfer products for the automotive and truck aftermarkets. Immediately thereafter, Allen caused GDI to redeem the outstanding ownership interest in GDI not already owned by Allen (the "GDI Redemption"); thereby making GDI an indirect wholly owned partnership of the Company. Effective April 1, 1999, GDI changed its organizational structure from a partnership to a corporation.

   In addition, Allen effected the distribution (the "Distribution") of 100% of the outstanding shares of the Company's common stock to the holders of record of Allen's common stock as of the close of business on September 29, 1995 (the "Record Date"). The Distribution was made on the basis of one share of the Company's common stock for every four shares of Allen's common stock outstanding on the Record Date, which resulted in the distribution of an aggregate of 6,621,349 shares of TransPro common stock. As a result of the Contribution, the Distribution, and the GDI Redemption, TransPro now owns the Automotive and Truck Products Business and 100% of GDI, and is an independent publicly traded company.

   The Company operates in three business segments, Aftermarket Heating and Cooling Systems, Original Equipment Manufacturer ("OEM") Heat Transfer Systems and Specialty Metal Fabrication. The Company is comprised of five operating divisions that supply products and services to the automotive and truck aftermarkets and original equipment manufacturers of trucks, vans, telecommunications equipment and other industrial products. The Aftermarket Heating and Cooling Systems segment includes the Company's GO/DAN INDUSTRIES division ("GDI"), a producer of replacement radiators and other heat transfer products for the automotive and truck aftermarkets; the Company's EVAP, Inc. ("EVAP") division, a manufacturer and distributor of replacement automotive air conditioning parts for the automotive aftermarket; and the Company's A/C Plus, Inc. ("A/C Plus") division, a re-manufacturer of air conditioning compressors primarily for import applications in the automotive aftermarket. The OEM Heat Transfer Systems segment includes the Company's G&O Manufacturing Company division ("G&O") which produces and supplies radiators, charge air coolers, and engine cooling system components for OEMs of heavy duty trucks and industrial and off-highway equipment. The Specialty Metal Fabrication segment includes the Company's Crown divisions ("Crown") which install specialized interiors in utility trucks and vans for major commercial fleets and designs, manufactures and assembles fabricated metal parts for light truck, telecommunications and other industrial customers.

   The Company's origins date back to 1915 when G&O commenced operations in New Haven, Connecticut as a manufacturer of radiators for custom built automobiles, fire engines and original equipment radiators for Ford Motor Company ("Ford"). Allen acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. Crown commenced operations in 1947 and was acquired by Allen in 1967 as part of the same business strategy. GDI was formed in 1990 when Allen contributed a portion of its G&O division and other assets, which together represented all of Allen's aftermarket radiator business, and Handy & Harman contributed substantially all of the assets of its then wholly owned subsidiaries, Daniel Radiator Corporation, Jackson Industries, Inc., Lexington Tube Co., Inc. and US Auto Radiator Manufacturing Corporation, to form a 50/50 joint venture partnership. The Company added replacement automotive air conditioning condensers to its aftermarket product line with the acquisition of substantially all of the assets, and the assumption of certain liabilities, of Rahn Industries effective August 1996. In December 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Vehicle Management Systems Inc. ("VMS"), a small Canadian van upfitter, to extend its geographic coverage for vehicle conversions into Canada. The Company added replacement automotive air conditioning parts to its aftermarket product line with the acquisition of the outstanding stock of EVAP in a purchase transaction effective August 1, 1998. The Company added re-manufactured automotive air conditioning compressors to its aftermarket product line with the acquisition of the outstanding stock of A/C Plus in a purchase transaction effective February 1, 1999.

   The Company is concentrating on exploring strategic alternatives for our Specialty Metal Fabrication business. As a result of the significant improvements over the past three years at this business, we believe that now is an opportune time to evaluate our options for this business and improve our ability to fund the growth in the Aftermarket Heating and Cooling Systems segment.

DESCRIPTION OF BUSINESS

MARKETS

   The automotive and heavy truck parts industries target two distinct markets, the aftermarket and the OEM market. The products and services used to maintain and repair automobiles, vans, light trucks and heavy trucks, as well as accessories not supplied with such vehicles when manufactured, form the respective automotive and heavy truck aftermarkets. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans and light trucks forms the automotive OEM market and the manufacture of individual components for use in the original equipment manufacturing process of heavy trucks forms the heavy truck OEM market. The Company believes that in recent years demand for replacement parts and supplies in both the automotive and heavy truck aftermarkets has increased as both individuals and commercial fleet operators are driving more and keeping their vehicles longer. The Company sells its products and services principally to the automotive and heavy truck aftermarkets, as well as the heavy truck OEM market. The Company also sells its automotive products to OEM's of off-highway and transportation equipment and other industrial customers. The Company also manufactures fabricated enclosures and cabinetry for the OEM telecommunications industry.

PRINCIPAL PRODUCTS AND SERVICES

   The Company designs, manufactures and markets radiators, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive aftermarket. In addition, the Company manufactures and distributes radiators, automotive air conditioning compressors and replacement parts and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment and the heavy truck aftermarket. The Company also manufactures and installs specialized interiors for utility trucks and vehicles for major commercial fleets and designs, manufactures and assembles fabricated metal products for telecommunications and other industrial customers. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

AFTERMARKET HEATING AND COOLING SYSTEMS.

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

   The purpose of a radiator is to cool the engine. A radiator acts as a heat exchanger, removing heat from engine coolant as it passes through the radiator. The construction of a radiator usually consists of: the radiator core, which consists of coolant-carrying tubes and a large cooling area; a receiving (inlet) tank; a dispensing (outlet) tank; and side columns. In operation, coolant is pumped from the engine to the inlet tank where it spreads over the tops of the tubes. As the engine coolant passes through the tubes, it loses its heat to the air stream through the fins connected to the tubes. After passing through the tubes, the reduced temperature coolant enters the outlet tank and is then re-circulated through the engine.

   Complete Radiators. The Company's lines of complete radiators are produced for automobile and light and heavy truck applications and consist of more than 700 models, which are able to service approximately 90% of the automobiles in the United States. The Company has established itself as an industry leader with its well-recognized line of Ready-Rad(R) radiators. The Ready-Rad(R) Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels.

   The Company introduced its Ready Rad(R) Heatbuster ("Heatbuster") line of complete radiators in 1994. This line of replacement radiators is specially designed to provide approximately 20% more cooling capability than a standard radiator. The Heatbuster line is an ideal replacement radiator for vehicles, which are used, for towing, hauling, plowing, or off-highway purposes, and as a result, it has been particularly popular in the growing light truck market of the automotive fleet.

   Radiator Cores. A radiator core is the largest and most expensive component of a complete radiator. The Company's Ready-Core(R) line consists of 2,500 models of radiator cores for automobiles and light trucks. Given the wide range of cores required by today's automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours. The Company is able to provide same day service to virtually the entire United States using its 12, strategically positioned, regional manufacturing plants.

   Industrial cores are heavy-duty units, which are constructed of extremely durable components in order to meet the demands of the commercial marketplace. The Company produces approximately 13,000 models of industrial cores, and these products serve many different needs in a variety of markets. In general, an industrial core is much larger than an automotive core and typically sells for three to four times the price of an automotive core.

   Heater Cores. The Company produces more than 350 different heater core models for domestic and foreign cars and trucks, which cover the requirements for more than 95% of today's automotive fleet. A heater core is part of a vehicle's heater system through which heated coolant from the engine cooling system flows. The warm air generated as the liquid flows through the heater core is then propelled into the vehicle's passenger compartment by a fan.

   The Company's Ready-Aire(R) line of heater cores is recognized as an industry leader and its models utilize both cellular and tubular technology. Traditional heater cores utilize folded metal cellular construction to transport coolant through the unit, while the more modern models transport coolant through tubes. The Company introduced its tubular CT Ready-Aire(R) line of heater cores in 1988, and its CT heater cores now account for approximately 20% of the Company's total heater core sales.

   Radiator Parts and Supplies. The Company sells radiator shop supplies and consumable products used by its customers in the process of radiator repairs. The Company's extensive line includes radiator parts, small hand tools and equipment, solders and fluxes. The Company is one of the largest domestic suppliers of stamped metal radiator parts, supplying these parts to regional core manufacturers throughout the United States.

   Air Conditioning Condensers. Automotive air conditioning condensers were added to the GDI product line in 1996 through the acquisition of Rahn Industries, Inc., an aftermarket manufacturer and supplier of automotive air conditioning condensers. Air conditioning condensers are a component of a vehicle's air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. GDI distributes this product under the Ready-Aire(R) brand and has fully integrated this product into its distribution network. GDI catalogs more than 1,000 condenser part numbers.

   EVAP AND A/C PLUS

   Through EVAP and A/C Plus, the Company provides one of the most extensive catalogs of replacement automotive air conditioning parts and compressors to the automotive and truck aftermarkets.

   Compressors. Through its A/C Plus division, the Company re-manufactures replacement air conditioning compressors for import applications in the automotive and truck aftermarkets. The Company also sells air conditioning compressors for replacement in both domestic and import automotive and truck aftermarkets. The compressor is designed to compress low-pressure vapor refrigerant, which it draws from the evaporator into a high-pressure gas. This gas is then pumped to the condenser.

   Accumulators. Accumulators act as a reservoir that prevents liquid refrigerant from reaching the compressor. The accumulator uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants.

   Evaporators. Automotive air conditioning evaporators are designed to remove heat from the passenger compartment. The core is generally located under the dash or adjacent to the fire wall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways and forcing warm air from the passenger compartment over the core. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated.

   Air Conditioning Parts and Supplies. The Company sells an extensive line of other air conditioning parts and supplies through EVAP. These other component parts include driers, hose and tube assemblies, blowers and fan clutches.

SPECIALTY METAL FABRICATION

   The Company's Specialty Metal Fabrication segment, through its Crown Divisions, is currently comprised of two interrelated operations. The principal products produced and services performed by each of these operations are set forth below. Prior to December 1997, the Specialty Metal Fabrication segment also performed truck cab conversions for Ford.

   Vehicle Conversions. The Company is one of the leaders in the installation of vehicle conversions in utility trucks and vans for major commercial fleets such as AT&T, Broadband, ADT, Airborne Express, General Electric and the regional telephone companies. The Company's vehicle conversion installation facilities are strategically located near each of the major production facilities for utility trucks and vans of Ford, Chrysler and GM. The Company offers its customers a full range of customizing options ranging from the installation of ladder racks, specialized bins and shelves and other components for convenient and safe storage, to decaling the outside of the vehicle. Each interior is installed according to the customer's specifications, based upon various design and equipment options offered by the Company. Much of the specialized equipment installed by the Company in its conversion business is also manufactured by the Company. During 1997 the Company, under a short-term contract with Ford, up-fit approximately 10,000 Aerostar and Windstar mini vans for the US Postal Service. The modifications were completed at the Company's Lorain, Ohio and St. Charles, Missouri facilities. In December 1997, the Company acquired substantially all of the assets of a small Canadian van up-fitter to provide a strategic location in proximity to Ford's Missassauga, Ontario, Canada plant and greater access to the Canadian market.

   The Company enjoys a reputation in the industry for offering new and innovative high quality products and on-time delivery. For example, the Company introduced in the early 1990's its exclusive Slide-Down(TM) ladder rack, which enables service technicians to easily load and unload heavy ladders from the top of a vehicle with the reduced risk of back injury and strain. In 1997, the Company introduced a new, easily removable storage system for mini-vans called Slide-Lock(TM), which offers users the ability to switch back and forth between a passenger van and a service van within minutes. In 1999, the Company introduced the vehicle conversion system (patent pending) for law enforcement vehicles. The Company is continually seeking to capitalize on its reputation by marketing these innovations to the automotive companies as value-added factory programs and options.

   Fabricated Metal Products. Certain of the fabricated metal products manufactured by the Company are used in its own vehicle conversion business. In addition to vehicle conversion products, the Company also produces fabricated metal components for telephone switching equipment, wireless communications equipment, stationary rotary air compressors and heavy-duty battery boxes. The Company designs, manufactures and assembles over 400 different fabricated metal parts, including vehicle conversion parts and high tolerance cabinets for telecommunications and other industrial customers such as, Lucent Technologies, Alcatel and East Penn. During 1998, the Company opened a state-of-the-art metal fabrication facility in Plano, Texas to service the rapidly growing telecommunications industry in that area. The Plano, Texas facility is ISO-9002 certified. The Company's metal fabrication business is principally conducted out of its Wooster, Ohio, Thomaston, Georgia and Plano, Texas manufacturing facilities. The Company focuses on the production of large, complex parts that typically require greater engineering and more sophisticated production techniques than traditional high volume, undifferentiated products. The Company's Wooster, Ohio facility is currently ISO-9001 and QS-9000 certified.

   Truck Cab Conversions. Prior to December 1997, the Company produced a four-door pickup truck cab for Ford's F-Series Truck (the "Crew Cab") and modified rear wheel fender assemblies to accommodate a dual rear wheel axle ("DRWs"). The Crew Cab was produced by the Company utilizing an assembly line production process in which various stamped components were assembled using certain welding techniques. In much the same fashion, the Company produced DRWs in order to provide adequate space for the additional tire on each side of the rear wheel axle assembly. Prior to December 1997, the Company was the exclusive supplier of Crew Cabs and DRWs to Ford, and had provided such products to Ford for 30 years and 20 years, respectively, excluding a brief period from 1980 to 1982 when Ford did not offer either option with its F-Series Pickup Trucks. Ford moved the manufacture of Crew Cabs and DRWs in-house in late 1997. The Company's Crew Cab and DRW production facility in Louisville, Kentucky was closed in December 1997.

OEM HEAT TRANSFER SYSTEMS

   Through its G&O Division, the Company designs, manufactures and markets radiators and charge air coolers to OEMs of heavy duty trucks, buses, as well as, industrial and off-highway equipment such as generator sets, construction vehicles, railroad locomotives and military equipment. The Company's Jackson, Mississippi production facility is ISO 9002 certified and expects to attain QS-9000 quality certification in 2000.

   Radiators. The Company custom designs, manufactures and sells approximately 400 different models of radiators, which are specifically designed and engineered to meet customer specifications. The Company's radiators are specifically engineered to withstand a variety of demanding customer applications. The Company's radiators are sold under the widely-recognized Ultra-Fused(R) brand name utilizing welded tube-to-header core construction and are specifically engineered to meet customer specifications to withstand a variety of demanding customer applications.

   Charge Air Coolers. The Company offers its OEM customers approximately 200 different models of aluminum charge air coolers. A charge air cooler is a device that is used to decrease the temperature of the turbo that is used by the engine in its combustion process, which in turn improves the operating efficiency of the engine and lowers its emission levels. The Company believes that the demand for charge air coolers will continue to increase as the Company's customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. In 1999, the Company obtained a U.S. Patent relating to its proprietary Ultra-Seal grommetted charge air cooler. This product offers significant improvements in performance and reliability and exceeds current industry guidelines for durability.

   G&O's traditional heavy-duty on-highway (class 8) truck market has become increasingly competitive and its share of this market has been reduced. The Company believes there are opportunities to expand into the specialty vehicle marketplace, which is not as well served as the traditional class 8 truck market.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, EXPORT SALES AND DOMESTIC AND FOREIGN OPERATIONS

   The Company operates under three business segments, Aftermarket Heating and Cooling Systems, OEM Heat Transfer Systems and Specialty Metal Fabrication. Applicable segment information appears in Note 3 of the Notes to Consolidated Financial Statements contained in the Registrant's 1999 Annual Report to Stockholders, certain portions of which are included in Item 8 of this Report. All such information is incorporated herein by reference. Export sales from North America were below 10% in each of the years reported. The Company has a manufacturing facility in Mexico and acquired a vehicle conversion facility in Canada in December 1997. During 1999 and 1998, the Company had $5.1 million and $4.8 million in sales in Mexico, respectively. Sales in Canada aggregated $4.3 million and $1.4 million in 1999 and 1998, respectively.

CUSTOMERS

   The Company sells its products and services to a wide variety and large number of industrial and other commercial customers. The Company sells its Aftermarket replacement radiators, air conditioning replacement parts and supplies, and other heat transfer products to national retailers of aftermarket automotive products, such as AutoZone, Pep Boys, warehouse distributors, radiator shops, parts jobbers and, to a lesser extent, OEMs. The Company supplies OEM heat transfer systems, including radiators, charge air coolers and cooling modules, to OEMs of heavy duty trucks, such as PACCAR and Mack, and OEMs of industrial and off-highway equipment, such as Cummins Power Generation, AM General and Oshkosh Truck Corporation. Principal customers of the Company's vehicle conversion products and services include operators of large commercial fleets such as Sears, General Electric and Airborne Express. The Company sells its fabricated metal components to telecommunications companies, such as Lucent Technologies and Alcatel.

   The Company's largest customer during 1999 and 1998 was AutoZone, in our Aftermarket Heating and Cooling Systems segment. AutoZone accounted for approximately 12% and 11% of net sales for 1999 and 1998, respectively. The Company's largest customer during 1997 was Ford, in our Specialty Metal Fabrication segment, which accounted for approximately 27% of the Company's 1997 net sales. The 1997 sales to Ford include Crew Cab and Dual Rear Wheel ("DRW") components and up-fitted vans destined for the US Postal Service. In 1999, 1998 and 1997, the Company had no other customers who individually accounted for greater than 10% of the Company's net sales.

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

   GDI's sales and marketing efforts are under the direction of GDI's Executive Vice President who oversees the Vice President of Marketing, the Vice President of National Account Sales and the National Sales Manager. The National Sales Manager is responsible for sales to radiator shops and traditional wholesale distributors through the Company's branches and agencies. GDI also employs several marketing specialists who report to the Vice President of Marketing and develop, implement and monitor GDI's various marketing and advertising programs. As part of its current marketing efforts, GDI is focusing on increasing its sales to the fastest growing segments of the automotive aftermarket. The Vice President of National Account Sales is responsible for sales to retailers and auto parts warehouses. GDI also uses independent sales representatives to aid in its outside sales efforts in these channels.

   EVAP has an internal sales and marketing staff consisting of a Vice President of Sales and Marketing with staff that serves its existing customer base and seeks new customers. EVAP also utilizes independent sales representatives to aid in its outside sales efforts.

   At G&O, the Company has an in-house sales management staff that is responsible for growing the business, servicing existing customers and identifying new marketing opportunities. These individuals and in-house engineering specialists, work in close consultation with the engineering staff of G&O's customers in order to provide the technical expertise and advice needed in the development stage of new customer products. In addition, G&O's engineers work closely with truck engine OEMs, such as Cummins Engine and Detroit Diesel, during the early stages of new product development and design. G&O has historically focused on sales of its products to domestic OEMs of heavy-duty trucks and industrial equipment. In recent years, G&O has expanded its focus to include all highway and specialty vehicle applications.

   In the vehicle conversion portion of its business, the Company's Crown Divisions employ direct salespersons dedicated to servicing the national fleet and leasing companies, as well as, truck and van OEMs such as Ford, GM and Chrysler as well as independent sales representatives who manage the sales effort to the over 200 vehicle dealer/distributors nationwide. In 1997, the Company expanded direct fleet coverage to develop its West Coast opportunities and support distribution warehousing in Los Angeles, California and Dallas, Texas. In addition, the Company employs several direct salespersons and utilizes an independent sales representative force to service the telecommunications industry and other industrial buyers of fabricated metal products and value added assemblies.

COMPETITION

   The Company faces significant competition within each of the markets in which it operates. In its Aftermarket Heating and Cooling Systems product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, such as Modine Manufacturing ("Modine"), the internal operations of OEMs and, to a lesser extent, local and regional manufacturers. The Company's primary competition in the air conditioning replacement parts business includes the Four Seasons, a division of Standard Motor Products, as well as numerous regional operators. The Company believes it can utilize its established distribution system to expand its air conditioning parts business nationally. The Company's principal methods of competition include product design, performance, price, service, warranty, product availability and timely delivery.

   With respect to its OEM Heat Transfer Systems segment, the Company competes with national producers of heat transfer products, such as Modine, Valeo Engine Cooling Systems and Behr GmbH & Co. The Company principally competes for new business both at the beginning of the development phase or offering of a new model and upon the redesign of existing models used by its major customers. New model development generally begins two to three years prior to the marketing of the vehicle to the public. Once a producer has been designated to supply components to a new program, an OEM will generally continue to purchase those components from the designated producer for the life of the program.

   Competition in the vehicle conversion business is widely distributed and the Company competes with numerous regional operators. In the fabricated enclosure market, the Company competes with numerous regional fabricators and competition is widely distributed. The Company's principal methods of competition in this market include product design, quality and timely delivery. Leadership in the vehicle conversion business largely relies on close proximity to factory assembly plants, maintenance of quality standards to retain authorized factory ship through capability, and an ability to adapt capacity to meet seasonal demands and satisfy customer delivery requirements.

INTELLECTUAL PROPERTY

   The Company owns a number of foreign and US patents and trademarks. The patents expire on various dates from 2009 to 2019. In general, the Company's patents cover certain of its radiator, charge air cooler and air conditioning accumulator manufacturing processes. The Company has entered into licensing and other agreements with respect to certain patents, trademarks and manufacturing processes it uses in the operation of its business. The Company believes that it owns or has rights to all patents and other technology necessary for the operation of its business. The Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole.

RAW MATERIALS AND SUPPLIERS

   The principal raw materials used by the Company in its Aftermarket Heating and Cooling Systems and OEM Heat Transfer Systems product lines are copper and brass. The principal raw material used in the Company's specialty metal fabrication business is steel. Although copper, brass and steel and other materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 90% of its copper and brass requirements in 1999, 1998, and 1997. The Company believes its sources for raw steel materials are very reliable and adequate for its needs. The Company has not experienced any significant supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.

   The Company typically executes purchase orders for its anticipated copper and brass requirements approximately three to six months prior to the actual delivery date. The purchase price for such copper and brass is established at the time orders are placed by the Company and not at the time of delivery. Copper prices had been trending upward through mid-year 1997 at which time a steady decline began which continued through the end of 1998. Prices began to rise during the middle of 1999 and recently began to level off. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Item 7.

BACKLOG

   The Company's backlog was approximately $10.3 million at December 31, 1999 compared with approximately $13.1 million at December 31, 1998. Backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

SEASONALITY

   The Company expects the second and third quarters to be positively impacted, and the first and fourth quarters to be negatively impacted, by the operating results of the Aftermarket Heating and Cooling Systems segment, which typically experiences higher sales during the summer months as the demand for replacement radiators and air conditioning parts and supplies tend to increase and lower sales during the winter months. Historically, the OEM Heat Transfer Systems and Specialty Metal Fabrication segments have experienced a slight decrease in revenues and operating income during the third and fourth quarters compared with the first and second quarters, as third quarter results are affected by scheduled plant shut-downs for vacations and model year changeovers, while fourth quarter results are affected by scheduled plant shut-downs for the holiday season. GDI's seasonal impact became more pronounced on TransPro as a whole since 1998 with the end of the far less seasonal Crew Cab and DRW program in December 1997. The Company will continue to seek opportunities to mitigate the seasonality factor through its other segment operations.

RESEARCH AND DEVELOPMENT

   Research and development expenses were approximately $0.2 million for each of the years ended December 31, 1999, 1998 and 1997.

EMPLOYEES

   At December 31, 1999, the Company had approximately 2,562 employees. Of these employees, approximately 1,160 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Locals affiliated with the International Union of Electronic, Electrical, Technical, Salaried and Machine Workers (AFL-CIO) and the United Paperworkers International Union represent approximately 26% each, of the Company's unionized employees. In addition, a local Mexican labor union represents approximately 44% of the Company's unionized employees. The Company has successfully re-negotiated three collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future.

ITEM 2.  PROPERTIES

   The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through 16 principal manufacturing and assembly facilities. The Company believes its property and equipment are in good condition and suitable for its needs. The Company estimates that its plants operate at between 40% and 95% of capacity on a six-day basis. The Company has sufficient capacity to increase production with respect to its replacement radiator and original equipment product lines, its air conditioning replacement parts business, and its vehicle conversion and fabricated metal products operations. The Company's principal manufacturing and assembly facilities are as follows:

                                            APPROXIMATE         OWNED/
             LOCATION                     SQUARE FOOTAGE        LEASED                        PRODUCT LINE
------------------------------------      --------------       ---------         -----------------------------------------------
New Haven, Connecticut                        158,800           Owned(1)         Corporate headquarters, GDI headquarters,
                                                                                 tubes for original equipment radiators.

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

Lorain, Ohio                                   79,846           Owned            Vehicle conversion.

Thomaston, Georgia                             30,000           Owned            Fabricated metal products.

Baltimore, Maryland                            10,000           Leased           Vehicle conversion.

Bridgeton (St. Louis), Missouri                16,900           Leased           Vehicle conversion.

Plano, Texas                                   71,500           Leased           Fabricated metal products.

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

Los Angeles, California                        32,900           Leased           Air conditioning condensers.

Mississauga, Ontario Canada                    14,616           Leased           Vehicle conversion.

Arlington, Texas                               82,350           Leased           Air conditioning parts & supplies.

Arlington, Texas                               18,000           Leased           Air conditioning compressor re-manufacturing.

Warren, Michigan                               21,500           Leased           Vehicle conversion.

-------------------------

(1)   Subject to IRB financing arrangements.

   In its Aftermarket Heating and Cooling Systems segment, the Company maintains a nationwide network of manufacturing and distribution facilities which enables the Company to provide its customers, generally, with same day delivery service. In addition to the three manufacturing facilities for replacement radiators described above, the Company also operates 12 fully equipped, regional manufacturing facilities. These 12 facilities are all leased, average approximately 11,000 square feet in size and are strategically located to generally provide same-day service to virtually the entire United States. The Company also has 47 local branch offices and 18 independent agencies and one distribution center in Memphis, Tennessee that comprise its nationwide local distribution network. All of the Company's local branch distribution facilities are leased and are approximately 6,000 square feet in size.

ENVIRONMENTAL MATTERS

   As is the case with manufacturers of similar products, the Company uses certain hazardous substances in its operations, including certain solvents, lubricants, acids, paints and lead, and is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. During 1998, the Company was fined approximately $0.1 million in connection with certain pre-treatment water containment violations at its Jackson, Mississippi facility. The issues were satisfactorily resolved. The Company believes it is reasonably possible that environmental related liabilities might exist with respect to an industrial site formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operation or liquidity of the Company. The Company has an environmental policy that confirms its commitment to compliance with existing environmental regulations and planning to reduce the level of pollutants in the manufacturing process.

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

ITEM 3.  LEGAL PROCEEDINGS

   Various legal actions are pending against or involve the Company with respect to such matters as product liability, casualty and employment-related claims. In the opinion of management, after review and consultation with counsel, the aggregate liability, if any, that ultimately may be incurred in excess of amounts already provided should not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT*

                                        SERVED AS
                                         OFFICER                      POSITION OR OFFICE WITH THE COMPANY & BUSINESS
            NAME            AGE           SINCE                        EXPERIENCE DURING PAST FIVE (5) YEAR PERIOD
            ----            ---           -----                        -------------------------------------------
Henry P. McHale              61         July 1995            President, Chief Executive Officer and Director, since 1995; President and Chief Executive Officer of GDI, 1992 through 1995.  Prior thereto, various executive positions with Ladish Corporation and Rockwell
                                                             Automotive.

Jeffrey L. Jackson           52         August 1995          Vice President Human Resources, since 1995; Vice President of Human
                                                             Resources of GDI, 1992 through 1995.  Prior thereto, Managing Director of Resources of IMCOR since 1990.

Timothy E. Coyne             45         October 1996         Vice President Finance, Treasurer, Secretary, Chief Financial Officer
                                                             since 1998 and Corporate Controller, since 1996; Vice President of
                                                             Finance and Administration and Treasurer of Keene Corporation 1990
                                                             through 1996.

Michael T. Hooper            54         February 1998        President of The Crown Divisions since 1996; Senior Vice President of
                                                             Findlex Corporation from 1993-1996; prior thereto various executive positions with Rockwell International and CMW, Inc.

John F. Della Ventura        51         February 1998        President of G&O, since 1998; Group Controller-Engine Systems of
                                                             Echlin, Inc. (which was acquired by Dana Corporation) 1990 through
                                                             1998.  Prior thereto Vice President Finance, G&O Manufacturing.

*  All officers are elected by the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the New York Stock Exchange. The number of stockholders of record of the Company's Common Stock as of the close of business on March 1, 2000, was 1,207. Information regarding market prices and dividends declared for the Company's Common Stock is shown below for 1999 and 1998. Market prices are closing prices quoted on the New York Stock Exchange, the principal exchange market for the Company's Common Stock. The Company currently expects that comparable dividends will continue to be paid in the future, although there can be no assurance of this.

                                                   YEAR ENDED DECEMBER 31, 1999
                                      ----------------------------------------------------
                                        1ST QTR       2ND QTR       3RD QTR        4TH QTR
                                        -------       -------       -------        -------
Market price of common stock
     ---High                          $ 6-1/4       $ 6-3/8        $  7-15/16    $  6-7/8
     ---Low                             4-5/16        4-3/8           4-15/16        5
Dividends per share                   $    .05      $   .05        $      .05     $    .05

                                                   YEAR ENDED DECEMBER 31, 1998
                                      --------------------------------------------------------
                                        1ST QTR       2ND QTR       3RD QTR        4TH QTR
                                        -------       -------       -------        -------
Market price of common stock
     ---High                          $ 8-15/16     $ 8-3/4        $ 7-7/16       $ 6-1/4
     ---Low                             7             7-7/16         5-5/16         4-3/8
Dividends per share                   $     .05     $   .05        $    .05       $   .05


ITEM 6.  SELECTED FINANCIAL DATA

   The information required by this Item is incorporated herein by reference to "Financial Highlights" contained in the Registrant's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this Item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Registrant's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities.

   The Company's interest rate risk is most sensitive to changes in the U.S. interest rates. The Company has an outstanding revolving credit agreement, under which approximately $49.7 million was outstanding at December 31, 1999. The revolving credit agreement bears interest at variable rates based on current indices. The weighted average interest rate on this agreement during 1999 was 6.55%. Interest on the revolving credit agreement is based on, at the Company's option, changes in either the Eurodollar loan rate or the Federal Funds effective rate, plus an applicable margin based on certain Company ratios. The Company also has Industrial Revenue Bonds ("IRB's"), which aggregated $13.0 million at December 31, 1999, and mature in 2010 and 2013. The IRB's had a weighted average interest rate of 3.58% during 1999. Interest on the IRB's is based on the short-term tax exempt bonds index.

   The Company has sales and manufacturing facilities in Mexico and Canada. As a result, changes in the foreign currency exchange rates and changes in the economic conditions in these foreign markets could affect financial results. The Company has accounted for transactions associated with these foreign operations in accordance with the guidance established under Financial Accounting Standards No. 52, "Foreign Currency Translation." Generally, assets and liabilities are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average rate for the year. Property, plant and equipment and its associated depreciation and stockholders' equity are translated at the historical rate. Operating income or loss for the Mexico operation is included in the periodic results of operations of the Company. The foreign currency exchange amounts associated with Canada are included in other comprehensive income through the statement of changes in stockholders' equity. The Company believes it has mitigated the risk associated with its foreign operations through its management of inventory and other significant operating assets.

   Certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and steel markets may be subject to changes based on availability. The Company conducts its purchasing of such commodities generally through three to six month purchase order commitments. See "Raw Materials and Suppliers" in Part I of this Report for additional information on commodity pricing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders' Equity, the Notes to Consolidated Financial Statements and the "Report of Independent Accountants" contained in the Registrant's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Portions of the information required by this item are included in Part I hereof, on page 13 of this Report. Other information required by this item is contained in the Company's 2000 Proxy Statement under the heading, "Proposal No. 1 - Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information contained in the Company's 2000 Proxy Statement under the heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained in the Company's 2000 Proxy Statement under the headings "STOCK OWNERSHIP-Principal Stockholders and Directors and Officers" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained in the Company's 2000 Proxy Statement, under the heading "CERTAIN TRANSACTIONS" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements of the Registrant

   The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 14, 2000, are incorporated herein by reference to the Registrant's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

      Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Balance Sheets at December 31, 1999 and 1998

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

      Report of Independent Accountants

(a)(2)Financial Statement Schedules

   The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant included in Item 8 of this
Report:

   Schedule II - Valuation and Qualifying Accounts, on page 23 of this Report

   Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a)(3) Exhibits

   The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (c) below.

(b)   Reports on Form 8-K

   On October 22, 1999, the Company filed a Current Report on Form 8-K announcing its intention to evaluate strategic alternatives for its OEM Heat Transfer Systems and Specialty Metal Fabrication segments.

(c) Exhibits -The following exhibits are filed as part of this report:

2.1            Agreement, dated June 15, 1995, between Allen Heat Transfer
               Products, Inc., AHTP II, Inc., GO/DAN Industries and Handy &
               Harman Radiator Corporation.  (1)

3.1 (i)        Restated Certificate of Incorporation of TransPro, Inc.  (3)

3.1 (ii)       By-laws of TransPro, Inc.  (1)

4.1            Form of Rights Agreement between the Company and the First
               National Bank of Boston, as Rights Agent (including form of
               Certificate of Designations of Series A Junior Participating
               Preferred Stock and form of Rights Certificate). (1)

4.2            Form of Revolving Credit Agreement between the Company and
               Certain lending Institutions or Banks, BankBoston, N.A., as
               Agent.  (1)

               The Company is a party to certain other long-term debt agreements each of which does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The
               Company agrees to file such agreements upon request from the Securities and Exchange Commission.

4.3            First Amendment to Revolving Credit Agreement between the
               Company and Certain lending Institutions or Banks, BankBoston
               N.A. as Agent. (4)

4.4 Waiver and Second Amendment to Revolving Credit Agreement between the Company and Certain lending Institutions or Banks, BankBoston, N.A., as Agent. (4)

4.5            Third Amendment to Revolving Credit Agreement between the
               Company and Certain lending Institutions or Banks, BankBoston
               N.A. as Agent, filed herewith.

10.1           TransPro, Inc. 1995 Stock Plan.  (1)

10.2           Form of Stock Option Agreement under the 1995 Stock Option Plan
               (1)

10.3           Form of TransPro, Inc. 1995 Non-employee Directors Stock Option
               Plan.  (1)

10.4           Form of Stock Option Agreement under the 1995 Non-employee
               Directors Stock Option Plan.  (1)

10.5           Form of Contribution Agreement between Allen and the Company.
               (1)

10.6           Form of Instrument of Assumption of the Company.  (1)

10.7           Form of Indemnification Agreement.  (1)

10.8           Form of Employment Agreement between the Company and Henry P.
               McHale.  (1)

10.9           Amendment No. 1 to Employment Agreement between the Company and
               Henry P. McHale. (1)

10.10          Form of Employment Agreement between the Company and John C.
               Martin, III.  (1)

10.11          Form of Key Employee Severance Policy.  (1)

10.12          Letter Agreement, dated December 15, 1992 between Jeffrey J.
               Jackson and GO/DAN Industries.  (1)

10.13          Letter Agreement dated September 24, 1996 between Timothy E.
               Coyne and TransPro, Inc. (2)

10.14 Settlement and Release Agreement dated February 3, 1999 between the Company and John C. Martin, III, filed herewith.

13 Portions of the 1999 Annual Report to Stockholders incorporated by reference herein.

21.1           Subsidiaries of the Company, filed herewith.

22             Report of Independent Accountants on Financial Statement
               Schedule, filed herewith.

23             Consent of PricewaterhouseCoopers LLP, filed herewith.

24             Powers of Attorney (included on signature page), filed herewith.

27 (i-viii)    Financial Data Schedule, filed herewith.


 ----------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).

(2)   Incorporated by reference to the Company's 1996 Form 10-K (File No.
      1-13894).

(3) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998(File No. 1-13894).

(4) Incorporated by reference to the Company's Form 10-Q/A for the quarter ended March 31, 1999(File No. 1-13894).

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              TransPro, Inc.

                              By          /s/ HENRY P. MCHALE
                                 ----------------------------------------------
                                              Henry P. McHale
                                President, Chief Executive Officer and Director


Date:  March 15, 2000

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

        /s/ HENRY P. MCHALE                 March 15, 2000
------------------------------------
 Henry P. McHale, President, Chief
  Executive Officer and Director


    /s/ WILLIAM J. ABRAHAM, JR.             March 15, 2000
------------------------------------
 William J. Abraham, Jr., Director


       /s/ BARRY R. BANDUCCI                March 15, 2000
------------------------------------
    Barry R. Banducci, Director


      /s/ PHILIP WM. COLBURN                March 15, 2000
------------------------------------
   Philip Wm. Colburn, Director


        /s/ PAUL R. LEDERER                 March 15, 2000
------------------------------------
     Paul R. Lederer, Director


        /s/ SHARON M. OSTER                 March 15, 2000
------------------------------------
     Sharon M. Oster, Director


         /s/ F. ALAN SMITH                  March 15, 2000
------------------------------------
      F. Alan Smith, Director


       /s/ TIMOTHY E. COYNE                 March 15, 2000
------------------------------------
         Timothy E. Coyne
Vice President Finance, Treasurer,
  Secretary, Corporate Controller
    and Chief Financial Officer

                                                                     SCHEDULE II

                                 TRANSPRO, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

PERIOD                                         BALANCE AT       CHARGED TO      CHARGED TO      DEDUCTIONS    BALANCE AT
                                              BEGINNING OF       COSTS AND        OTHER                          END OF
(DOLLARS IN THOUSANDS)                          PERIOD           EXPENSES      ACCOUNTS (1)                      PERIOD
Year Ended December 31, 1999
     Allowance for doubtful accounts           $  2,390           $  268         $ (238)         $  (292)       $ 2,128
     Allowance for obsolete inventory             5,605              875           (232)          (1,525)         4,723
     Allowance for tax loss valuation                 -                -            189                -            189

Year Ended December 31, 1998
     Allowance for doubtful accounts              3,441            1,394            250           (2,695)         2,390
     Allowance for obsolete inventory             5,003            1,629            800           (1,827)         5,605

Year Ended December 31, 1997
     Allowance for doubtful accounts              3,378            1,790              -           (1,727)         3,441
     Allowance for obsolete inventory             4,942            1,299              -           (1,238)         5,003

(1) Amounts adjusted in doubtful accounts and inventory were related to acquisition reserves and charged to goodwill. Amounts for tax valuation allowance were charged to deferred taxes.