Form 10-Q
period 2000-03-31
TRANSPRO INC
filed 2000-05-15
CIK 948844

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of May 12, 2000 was 6,597,335.

Exhibit Index is on page 15 of this report.

                                      INDEX

                                                                                                    Page No.
PART I.                    FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Condensed Consolidated Statements of Operations for the three months ended
                     March 31, 2000 and 1999.                                                             3

                     Condensed Consolidated Balance Sheets at March 31, 2000 and December 31,
                     1999.                                                                                4

                     Condensed Consolidated Statements of Cash Flows for the three months ended
                     March 31, 2000 and 1999.                                                             5

                     Notes to Condensed Consolidated Financial Statements.                                6

          Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                       of Operations.                                                                    11

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                         14

PART II.             OTHER INFORMATION

          Item 4.    Submission of Matters to a Vote of Security Holders.                                15

          Item 6.    Exhibits and Reports on Form 8-K.                                                   15

          Signatures                                                                                     17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


(Unaudited)                                                      THREE MONTHS ENDED
(Amounts in thousands, except per share amounts)                      MARCH 31,
                                                                2000           1999
                                                                ----           ----
Sales                                                         $ 48,430       $ 46,915
Cost of sales                                                   38,741         34,246
                                                              --------       --------
Gross margin                                                     9,689         12,669
Selling, general and administrative expenses                    11,739         10,948
Plant closure costs                                                795             --
                                                                             --------
                                                                             --------
(Loss) income from continuing operations before interest
   and taxes                                                    (2,845)         1,721
Interest expense, net                                            1,335            914
                                                              --------       --------
(Loss) income from continuing operations before taxes           (4,180)           807
Income tax (benefit) provision                                  (1,519)           343
                                                              --------       --------
(Loss) income from continuing operations                        (2,661)           464
Income from discontinued operations                                440             41
                                                              ========       ========
Net (loss) income                                             $ (2,221)      $    505
                                                              ========       ========

Basic (loss) earnings per common share:
   From continuing operations                                 $   (.41)      $    .07
   From discontinued operations                                    .07            .01
                                                              ========       ========
   Net (loss) income                                          $   (.34)      $    .08
                                                              ========       ========

Diluted (loss) earnings per common share:
   From continuing operations                                 $   (.41)      $    .07
   From discontinued operations                                    .07             --
                                                              --------       --------
   Net (loss) income                                          $   (.34)      $    .07
                                                              ========       ========

Cash dividend per common share                                $    .05       $    .05
                                                              ========       ========

Weighted average common shares - basic                           6,573          6,573
                                                              ========       ========
Weighted average common shares and assumed conversions -
   diluted (1)                                                   7,086          7,071
                                                              ========       ========

(1) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended March 31, 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on earnings per share for the three months ended March 31, 2000.


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
                                                                                          MARCH 31,      DECEMBER 31,
                                      ASSETS                                               2000             1999
                                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                           $      --       $     222
     Accounts receivable (less allowances of $1,459 and $1,943)                             34,816          31,845
     Inventories, net:
         Raw materials                                                                      24,709          23,139
         Work in process                                                                     3,058           2,706
         Finished goods                                                                     55,332          50,824
                                                                                         ---------       ---------
              Total inventories                                                             83,099          76,669
                                                                                         ---------       ---------

     Deferred income tax benefit                                                             5,167           4,913
     Other current assets                                                                    2,420           1,646
Net assets held for disposition                                                             25,545          24,405
                                                                                         ---------       ---------
                                                                                                         ---------
Total current assets                                                                       151,047         139,700
                                                                                         ---------       ---------
Property, plant and equipment                                                               77,710          76,602
Less accumulated depreciation                                                              (50,965)        (49,446)
                                                                                         ---------       ---------
Net property, plant and equipment                                                           26,745          27,156
                                                                                         ---------       ---------
Goodwill (net of amortization of $843 and $746)                                              7,157           7,253
Other assets                                                                                 2,164           2,184
                                                                                         =========       =========
Total assets                                                                             $ 187,113       $ 176,293
                                                                                         =========       =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                   $   9,000       $      --
     Accounts payable                                                                       28,243          20,552
     Accrued expenses                                                                        5,955           5,203
     Accrued insurance                                                                       3,462           3,415
     Accrued salaries and wages                                                              3,798           3,653
     Accrued taxes                                                                             709           1,962
                                                                                         ---------       ---------
Total current liabilities                                                                   51,167          34,785
                                                                                         ---------       ---------
Long-term liabilities:
     Long-term debt, net of current portion                                                 58,988          61,928
     Retirement and post-retirement obligations                                              3,491           3,474
     Deferred income taxes                                                                     495             291
     Other liabilities                                                                         126             393
                                                                                         ---------       ---------
Total liabilities                                                                          114,267         100,871
                                                                                         ---------       ---------
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; Issued and outstanding as follows:
            Series A junior participating preferred stock, $.01 par value
               Authorized 200,000 shares; issued and outstanding; none at March
               31, 2000 and December 31, 1999
            Series B convertible preferred stock, $.01 par value Authorized
               30,000 shares; issued and outstanding; 30,000 shares at March 31,
               2000 and December 31, 1999; (liquidation preference $3,000
               at March 31, 2000 and December 31, 1999)                                         --              --
           Common stock, $.01 par value: Authorized 17,500,000 shares:
               6,669,446 shares issued at March 31, 2000 and December 31, 1999
               6,597,335 shares outstanding at March 31, 2000 and December 31, 1999             66              66
        Paid-in capital                                                                     55,074          55,074
     Unearned compensation                                                                     (54)            (66)
     Retained earnings                                                                      17,722          20,318
     Accumulated other comprehensive income                                                     64              56
     Treasury stock, at cost:
         72,111 shares at March 31, 2000 and December 31, 1999                                 (26)            (26)
                                                                                         ---------       ---------
Total stockholders' equity                                                                  72,846          75,422
                                                                                                         ---------
                                                                                                         =========
Total liabilities and stockholders' equity                                               $ 187,113       $ 176,293
                                                                                         =========       =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Unaudited)
(Amounts in thousands)                                                                    THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                          2000         1999
                                                                                         -------      --------
Cash flows from operating activities:
     Net (loss) income                                                                   $(2,221)      $   505
                                                                                         -------       -------
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Depreciation and amortization                                                     1,615         1,494
         Deferred tax benefit                                                                (50)         (392)
         Provision for losses - accounts receivable                                           79            95
                                                                                         -------       -------
     Total adjustments to reconcile net (loss) income to net cash used in operating
     activities                                                                            1,644         1,197
                                                                                         -------       -------
     Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                              (3,050)       (1,360)
         Inventories                                                                      (6,430)       (6,052)
         Accounts payable                                                                  7,691         1,362
         Accrued expenses                                                                   (309)          292
         Net assets held for disposition                                                  (1,140)       (1,462)
         Other                                                                              (996)          477
                                                                                                       -------
                                                                                                       -------
     Total changes in operating assets and liabilities                                    (4,234)       (6,743)
                                                                                         -------       -------
                                                                                                       -------
Net cash used in operating activities                                                     (4,811)       (5,041)
                                                                                         -------       -------

Cash flows from investing activities:
     Capital expenditures                                                                 (1,107)       (1,350)
      Acquisitions, net of cash acquired                                                      --        (2,330)
                                                                                         -------       -------
Net cash used in investing activities                                                     (1,107)       (3,680)
                                                                                         -------       -------

Cash flows from financing activities:
     Dividends paid                                                                         (364)         (342)
     Net borrowings under Revolving Credit Agreement                                       6,060         9,240
                                                                                         -------       -------
Net cash provided by financing activities                                                  5,696         8,898
                                                                                         -------       -------

(Decrease) increase in cash and cash equivalents                                            (222)          177
Cash and cash equivalents:
     Beginning of period                                                                     222           345
                                                                                         -------       =======
     End of period                                                                       $    --       $   522
                                                                                         =======       =======


Supplemental Cash Flow Information:
Interest paid                                                                            $ 1,283       $   825
                                                                                         =======       =======

Taxes paid, net of refunds                                                               $    85       $    47
                                                                                         =======       =======

Supplemental Schedule of non-cash investing and financing activities: The
Company acquired AC Plus, effective February 1, 1999; the details of which are further described in Note 7. In connection with this transaction, liabilities were assumed, as follows:
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

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         TransPro, Inc. (the "Company") is a manufacturer and supplier of heat transfer components and systems and replacement automotive air conditioning parts for a variety of Aftermarket and Original Equipment Manufacturing ("OEM") automotive, truck and industrial equipment applications.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 17, 2000, including the financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to prior amounts to conform to current year disclosures.

NOTE 3 - BUSINESS CONSOLIDATION AND CLOSURE COSTS

         During the first quarter of 2000, the Company recorded $0.8 million in closure costs related to actions taken in the Aftermarket Heating and Cooling Systems segment to close the Houston, Texas regional radiator manufacturing facility and to consolidate the Santa Fe Springs, California distribution facility into the existing distribution facility in Memphis, Tennessee. The manufacturing facility closure plan was initiated to reduce manufacturing costs and address plant capacity issues at other regional facilities. The distribution center consolidation plan was initiated to enhance fill rates to customers and reduce the per unit carrying cost of inventory. These actions resulted in the termination of 18 manufacturing and eight distribution center employees. A summary of the associated closure costs is as follows:

                                          Amounts Charged to Operations            Amounts             Balance Remaining at
                                             through March 31, 2000                  Paid                 March 31, 2000
       (Amounts in thousands)
       (Unaudited)
       Workforce related                                  $222                           $151                       $71
       Facilities                                          415                            132                       283
       Product relocation                                  127                            127                         -
       Asset write-down                                     31                              -                        31
                                                   ------------                   ------------              ------------
         Total                                            $795                           $410                      $385
                                                   ============                   ============              ============

 All the costs associated with the closures are expected to be paid in 2000.

NOTE 4 - SEGMENT AND BUSINESS INFORMATION

         There has been no material change in segment assets since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Specialty Metal Fabrication segment (the "Crown Divisions") is being accounted for as discontinued operations in the accompanying condensed consolidated financial statements. Segment data from continuing operations has been disclosed on a basis consistent with the Form 10-K for the year ended December 31, 1999.

         Aftermarket Heating and Cooling Systems product lines include complete radiators and radiator cores, heaters, air conditioning condensers, air conditioning compressors and other air conditioning parts for aftermarket customers. The OEM Heat Transfer Systems business provides manufactured specialized heavy-duty equipment radiators, charge air coolers and oil coolers to original equipment manufacturers.

         The table below sets forth information about reported segments, other than discontinued operations, for the three months ended March 31, 2000 and 1999.

(Unaudited)                                                                                        (LOSS) INCOME FROM
(Amounts in thousands)                                            CONSOLIDATED REVENUES           CONTINUING OPERATIONS
BUSINESS SEGMENT                                                    2000          1999              2000           1999
Aftermarket Heating and Cooling Systems                           $36,755        $37,348          $(1,693)        $3,015
OEM Heat Transfer Systems                                          11,675          9,567             (118)          (137)
Inter-segment revenues:
Aftermarket Heating and Cooling Systems                             2,464            877                -              -
OEM Heat Transfer Systems                                               7              9                -              -
Elimination of inter-segment revenues                              (2,471)          (886)               -              -
                                                                ----------    -----------      -----------    -----------
Segment totals                                                     48,430         46,915           (1,811)         2,878
Corporate expenses                                                      -              -           (1,034)        (1,157)
                                                                ----------    -----------      -----------    -----------
Consolidated totals                                               $48,430        $46,915          $(2,845)        $1,721
                                                                ==========    ===========      ===========    ===========

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited)                                                                             THREE MONTHS
(Amounts in thousands, except per share data)                                          ENDED MARCH 31,
                                                                                      2000         1999
(LOSS) EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:
(Loss) income from continuing operations                                            $(2,661)      $   464
Less: preferred stock dividend                                                          (19)          (12)
                                                                                    -------       -------
(Loss) income from continuing operations (attributable) available to common
     stockholders - basic                                                            (2,680)          452
Income from discontinued operations                                                     440            41
                                                                                    -------       -------
Net (loss) income (attributable) available to common stockholders - basic
                                                                                    $(2,240)      $   493
                                                                                    =======       =======
(Loss) income from continuing operations (attributable) available to common
     stockholders - basic                                                           $(2,680)      $   452
Add back: preferred stock dividend                                                       19            12
                                                                                    -------       -------
(Loss) income from continuing operations                                             (2,661)          464
Income from discontinued operations                                                     440            41
                                                                                    -------       -------
Net (loss) income (attributable) available to common stockholders - diluted
                                                                                    $(2,221)      $   505
                                                                                    =======       =======
Denominator:
Weighted average common shares                                                        6,597         6,597
Non-vested restricted stock                                                             (24)          (24)
                                                                                    -------       -------
Adjusted weighted average common shares - basic                                       6,573         6,573
Dilutive effect of Series B preferred stock                                             496           497
Dilutive effect of stock options and non-vested restricted stock                         17             1
                                                                                    =======       =======
Adjusted weighted average common shares and assumed conversions(1) - diluted
                                                                                      7,086         7,071
                                                                                    =======       =======
Basic (loss) earnings per common share:
   From continuing operations                                                       $  (.41)      $   .07
   From discontinued operations                                                         .07           .01
                                                                                    -------       -------
Basic (loss) earnings per common share                                              $  (.34)      $   .08
                                                                                    =======       =======
Diluted (loss) earnings per common share:
   From continuing operations                                                       $  (.41)      $   .07
   From discontinued operations                                                         .07            --
                                                                                    -------       -------
Diluted (loss) earnings per common share                                            $  (.34)      $   .07
                                                                                    =======       =======

(1) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended March 31, 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on earnings per share for the three months ended March 31, 2000.

         Certain options to purchase common stock were outstanding during the three months ended March 31, 2000 and 1999, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price for the common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  2000                  1999
                                                                  ----                  ----
Options outstanding                                              437,178               481,829
Range of exercise prices                                     $5.88 - $11.75        $5.88 - $11.75

NOTE 6 - SERIES B CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Evap, Inc., the Company issued 30,000 shares of TransPro, Inc. Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has an initial liquidation preference of $3.0 million, which is reflected in paid-in capital on the Company's consolidated balance sheet. There is a potential additional payout for the Evap acquisition based on the future earnings performance of the Evap business for the period January 1, 1999 through December 31, 2000 that will take the form of an increase in the liquidation preference of the Series B Preferred Stock. Increases to the liquidation preference of the Series B Preferred Stock, if any, are effective on April 1, 2000 and April 1, 2001 based upon the earnings of the Evap business for the prior calendar year. The Series B Preferred Stock is non-transferable and is entitled to cumulative dividends of 2% per annum during the first year after acquisition, 3.5% per annum during the second year and 5.0% per annum thereafter. The Series B Preferred Stock is convertible into TransPro common stock at the rate of 50% on the third anniversary of the acquisition, an additional 25% on the fourth anniversary and the remaining 25% on the fifth anniversary; it is redeemable after the fifth anniversary at the liquidation preference at the time of redemption. The Series B Preferred Stock is convertible into TransPro common stock based upon the liquidation preference and the market value of TransPro common stock at the time of conversion, as further described in the purchase agreement. The aggregate number of shares of TransPro common stock to be issued upon conversion of all the Series B Preferred Stock may not exceed 7% of the total number of shares of TransPro common stock outstanding, after giving effect to the conversion, as further described in the purchase agreement. The average market value of the TransPro common stock in excess of the 7% limitation, if any, will be paid in cash. The Company is currently in the process of finalizing the determination of the initial payout amount, in accordance with the purchase agreement. The final payout amount will be determined during 2001.

NOTE 7 - ACQUISITIONS

         Effective February 1, 1999, the Company purchased 100% of the outstanding stock of A/C Plus, an air conditioning compressor re-manufacturer located in Arlington, Texas. A/C Plus had sales of approximately $2.9 million in fiscal 1998. The transaction was structured with a purchase price of $2.25 million in cash, plus transaction costs, and a promissory note of $0.25 million payable on the second anniversary of the closing. Concurrent with the purchase, the Company repaid $0.5 million in working capital debt on behalf of A/C Plus. The purchase price and working capital repayment were financed through the Company's Revolving Credit Agreement. The acquisition was accounted for as a purchase. Goodwill of $2.2 million was recorded in connection with the transaction and is being amortized over 20 years. A/C Plus' results are included in the Company's consolidated financial statements from the date of acquisition.

NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging contracts. Statement of Financial Accounting Standards No. 137 ("SFAS No. 137") "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is still being assessed.

NOTE 9 - SUBSEQUENT EVENT - DISPOSITION OF BUSINESS SEGMENT

         Effective May 5, 2000, the Company sold its Crown Divisions to Leggett & Platt, Incorporated in a transaction valued at $37.5 million, comprised of $28.6 million in cash and the assumption of $8.9 million in debt. Net proceeds from the sale will be used to reduce outstanding borrowings under the Company's Revolving Credit Agreement. As a result of the transaction, the Crown Divisions segment has been accounted for as a discontinued operation. Accordingly, the results of operations of the Crown Divisions segment are reported as income from discontinued operations in the accompanying condensed consolidated statements of operations and the net assets of the Crown Divisions segment are shown as net assets held for disposition in current assets of the accompanying condensed consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2000 VERSUS QUARTER ENDED MARCH 31, 1999

         Net sales from continuing operations for the first quarter of 2000 increased $1.5 million, or 3.2%, to $48.4 million compared with $46.9 million in the first quarter of 1999. Sales in the Aftermarket Heating and Cooling Systems business declined $0.6 million, or 1.6%, from the comparable 1999 quarter. Higher volume in complete radiators and condensers was offset by lower sales of air conditioning parts, as mild weather conditions and high customer inventory levels led to lower than usual demand in the pre-season. Sales in the OEM Heat Transfer Systems business increased by $2.1 million compared with the 1999 first quarter due to increased sales of radiators and charge air coolers to satisfy continued strong demand in the Class 8 truck, specialty vehicle and industrial application markets.

         Consolidated first quarter 2000 gross margins from continuing operations were $9.7 million compared with $12.7 million in the first quarter of 1999. First quarter 2000 gross margins reflect lower margins in the Aftermarket Heating and Cooling Systems segment primarily as a result of planned actions to improve profits and reduce debt levels in the future. These actions included temporary reductions in production rates during the quarter that will significantly reduce inventory levels in the future, and which resulted in decreased manufacturing cost absorption. First quarter 2000 gross margin was also affected by the start up of production in Mexico of two new products, plastic tank aluminum core radiators and six-millimeter condensers, resulting in temporary inefficiencies. Lower unit volume in air conditioning parts and pricing activity in response to competitive pressures in the Aftermarket also affected gross margins in the quarter. In the OEM Heat Transfer Systems segment, gross margins were similar to the comparable prior period.

         Selling, general and administrative expenses ("SG&A") increased $0.8 million or 7.2%, primarily as a result of higher freight costs related to increased radiator unit volume and inflation-related employee cost increases in the Aftermarket Heating and Cooling Systems segment. Plant closure and consolidation costs of $0.8 were incurred in the Aftermarket Heating and Cooling Systems business related to actions taken to close the Houston, Texas regional radiator manufacturing plant and to consolidate the Santa Fe Springs, California distribution center into the existing distribution facility in Memphis, Tennessee.

         Net interest expense increased $0.4 million in the first quarter of 2000 compared with the first quarter of 1999 due to higher debt levels associated with higher working capital levels in the Aftermarket Heating and Cooling Systems business required to support new product introductions.

         The Company's effective tax rate of 36.3% for the first quarter of 2000 is comprised of the U. S. Federal income tax rate, plus the estimated aggregate effective rate for state and local income taxes. The rate decreased from the first quarter 1999 rate of 42.5%, reflecting a lower level of non-tax deductible expenses expected in 2000.

         The loss from continuing operations in the first quarter of 2000 was $2.7 million, or $0.41 per basic and diluted common share, compared with income from continuing operations of $0.5 million, or $0.07 per basic and diluted common share in the first quarter of 1999.

         The Company sold its Crown Divisions to Leggett & Platt, Incorporated on May 5, 2000. As a result of the sale, the Crown Divisions was accounted for as a discontinued operation in the first quarter.

Accordingly, the Company reported income from discontinued operations of $0.4 million, or $0.07 per basic and diluted common share for the first quarter of 2000 compared to $0.04 million, or $0.01 per basic common share and $0.00 per diluted common share for the first quarter of 1999.

         The net loss for the first quarter of 2000 was $2.2 million, or $0.34 per basic and diluted common share, compared with net income of $0.5 million, or $0.08 per basic common share and $0.07 per diluted common share in the first quarter of 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         In July 1998, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with five banking institutions, which provided for secured borrowings or the issuance of letters of credit in an initial aggregate amount not to exceed $75.0 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. The security interest in the Company's assets and the pledge of the Company's subsidiaries' stock are eligible for release if the Company achieves certain senior debt ratings or if certain financial ratios are met and maintained.

         Available borrowings under the Revolving Credit Agreement are determined by a borrowing base consisting of the Company's eligible (i) accounts receivable, (ii) inventory and (iii) fixed assets, as adjusted by an advance rate. The aggregate amount of borrowings under the Revolving Credit Agreement was automatically reduced by $0.5 million at the end of each quarter through June 30, 1999; and then by $1.25 million at the end of each quarter through December 31, 1999. On December 31, 1999, the Company entered into the Third Amendment to the Revolving Credit Agreement (the "Third Amendment") to return the amount of secured borrowings or the issuance of letters of credit to the initial aggregate amount of $75.0 million, and reschedule the automatic reductions and amend the leverage coverage ratio covenant. Pursuant to the Third Amendment, the aggregate amount of borrowings was to be automatically reduced by $5.0 million on November 30, 2000 and December 31, 2000 and by $1.5 million at the end of each quarter beginning March 31, 2001 through June 30, 2003. On May 1, 2000, the Company entered into the Limited Waiver and Fourth Amendment to Revolving Credit Agreement (the "Limited Waiver and Fourth Amendment"). The Limited Waiver and Fourth Amendment reduces the aggregate amount of secured borrowings or the issuance of letters of credit to $55.0 million, reschedules the automatic reductions and contains certain amendments, which are effective with the sale of the Crown Divisions. Pursuant to the Limited Waiver and Fourth Amendment, the aggregate amount of borrowings is automatically reduced by $5.0 million on December 31, 2000, by $5.0 million on December 31, 2001 and by $7.5 million on December 31, 2002. The Limited Waiver and Fourth Amendment also consents to the sale of the Crown Divisions, releases any security interest in the Crown assets, releases Crown Canada as a guarantor and provides for the elimination of the borrowing base if, on April 10, 2001, no Default or Event of Default exists.

         The Revolving Credit Agreement bears interest at variable rates based, at the Company's option, on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or
(b) the higher of the (i) BankBoston, N.A. base lending rate and (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears.

         The Revolving Credit Agreement contains financial covenants which, among other things, require maintenance of a minimum tangible net worth and debt service coverage and a maximum level of debt to EBITDA and debt to net worth, as well as covenants which place limits on dividend payments in excess of $2.0 million per year and capital expenditures in excess of 140% of such year's depreciation expense. On June 25, 1999, the Company entered into the Waiver and Second Amendment to the Revolving Credit Agreement (the "Waiver and Second Amendment"), amending the interest coverage ratio covenant and the liabilities to net worth ratio covenant and waiving compliance with the interest coverage ratio and the liabilities to net worth ratio covenants for the quarter ended March 31, 1999. Pursuant to the Limited Waiver and Fourth Amendment, the lenders agreed to waive compliance with the leverage ratio, the interest coverage ratio and the liabilities to net worth ratio covenants for the quarter ended March 31, 2000.

         At March 31, 2000, borrowings under the Company's Revolving Credit Agreement were approximately $55.0 million. The Company also had $13.0 million of borrowings outstanding under floating rate industrial revenue bonds, of which $8.0 million matures in the year 2010 and $5.0 million matures in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index. Outstanding letters of credit totaled approximately $17.5 million at March 31, 2000. Of the total letters of credit outstanding, $13.4 million supported borrowings and related interest under the floating rate industrial revenue bonds.

         During the first three months of 2000, the Company required $4.8 million of cash to support its operations. Inventory increased $6.4 million, primarily to support the second and third quarter peak selling season for Aftermarket Heating and Cooling Systems products. Accounts receivable increased $3.1 million reflecting the higher sales volume from continuing operations during the first quarter of 2000 compared with the fourth quarter of 1999. A net increase in accounts payable and accrued expenses provided $7.4 million of cash. Cash of $0.6 million was required to fund the net loss plus total adjustments to reconcile net loss to net cash used in operating activities.

         Capital spending during the first three months of 2000 totaled $1.1 million. The Company paid a cash dividend to its common stockholders of $0.05 per common share totaling $0.3 million during the first three months of 2000. In addition, the Company paid a cash dividend to its preferred stockholder of $0.03 million during the first quarter. Net borrowings under the Revolving Credit Agreement increased by $6.1 million from December 31, 1999, to finance the operating and other working capital requirements of the Company.

         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from operations. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the Aftermarket Heating and Cooling Systems business. The Company believes that together with borrowings under its current Revolving Credit Agreement, its cash flow from operations will be adequate to meet its anticipated ordinary capital expenditure and working capital requirements.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 3, 2000, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

                  NOMINEE                               FOR                               WITHHELD
                  -------                               ---                               --------
         Barry R. Banducci                           5,485,658                            129,744
         Henry P. McHale                             5,481,338                            134,064
         William J. Abraham, Jr.                     5,487,061                            128,341
         Philip Wm. Colburn                          5,479,445                            135,957
         Paul R. Lederer                             5,486,050                            129,352
         Sharon M. Oster                             5,486,050                            129,352
         F. Alan Smith                               5,486,075                            129,327

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2000. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote upon such proposal were as follows:

                     FOR                               AGAINST                            ABSTAIN
                     ---                               -------                            -------
                  5,547,269                             49,103                             19,030

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 30, 2000, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(2.1) Asset Purchase Agreement dated as of April 17, 2000, by and among TransPro, Inc. and Leggett & Platt, Incorporated.(1)

(10.1) Limited Waiver and Fourth Amendment to Revolving Credit Agreement dated May 1, 2000

(27)     Financial Data Schedule

-------------------------

(1) Incorporated by reference to the Company's Form 8-K filed May 2, 2000 (File No. 1-13894).

b)       Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

         On May 2, 2000, the Company filed a Current Report on Form 8-K announcing that the Company had signed an agreement to sell the Company's Crown Divisions to Leggett & Platt, Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TRANSPRO, INC.
                                                   (Registrant)


Date:  May 15, 2000          By: /s/ Henry P. McHale
                                ------------------------------------------------
                                 Henry P. McHale
                                 President, Chief Executive Officer and Director

Date:  May 15, 2000          By: /s/ Timothy E. Coyne
                                ------------------------------------------------
                                 Timothy E. Coyne
                                 Vice President, Treasurer, Secretary,
                                 Controller and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)