Form 10-Q
period 2000-06-30
TRANSPRO INC
filed 2000-08-21
CIK 948844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

         The number of shares of common stock, $.01 par value, outstanding as of August 11, 2000 was 6,597,335. Exhibit Index is on page 17 of this report.


                                  Page 1 of 19

================================================================================

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Income for the three months and six
                 months ended June 30, 2000 and 1999                                                  3

                 Condensed Consolidated Statements of Comprehensive Income for
                 the three months and six months ended June 30, 2000 and 1999                         4


                 Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999         5

                 Condensed Consolidated Statements of Cash Flows for the six  months ended
                 June 30, 2000 and 1999                                                               6

                 Notes to Condensed Consolidated Financial Statements                                 7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                          12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                          16


PART II.         OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                                 17

         Item 6. Exhibits and Reports on Form 8-K                                                    17

         Signatures                                                                                  19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Amounts in thousands, except per share amounts)

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                            2000        1999        2000        1999
                                                          --------    --------    --------    --------
Sales                                                     $ 53,839    $ 54,670    $102,269    $101,585
Cost of sales                                               40,003      39,573      78,743      73,820
                                                          --------    --------    --------    --------
Gross margin                                                13,836      15,097      23,526      27,765
Selling, general and administrative expenses                11,325      11,052      23,064      21,999
Plant closure costs                                             --         325         795         325
                                                          --------    --------    --------    --------
Income (loss) from continuing operations before
  interest and income taxes                                  2,511       3,720        (333)      5,441
Interest expense, net                                        1,093       1,059       2,429       1,973
                                                          --------    --------    --------    --------
Income (loss) from continuing operations before
  income taxes                                               1,418       2,661      (2,762)      3,468
Income tax provision (benefit)                                 395      (1,727)     (1,124)     (1,384)
                                                          --------    --------    --------    --------
Income (loss) from continuing operations                     1,023       4,388      (1,638)      4,852
Income from discontinued operations, net of
  income taxes                                                  --         722         440         763
Gain on sale of discontinued operations, including
  income from operations during phase-out period, net
  of income taxes                                            6,002          --       6,002          --
                                                          --------    --------    --------    --------
Net income                                                $  7,025    $  5,110    $  4,804    $  5,615
                                                          ========    ========    ========    ========

Basic earnings (loss) per common share:
  From continuing operations                              $    .16    $    .67    $   (.25)   $    .74
  From discontinued operations                                  --         .11         .07         .12
  From gain on sale of discontinued operations                 .91          --         .91          --
                                                          --------    --------    --------    --------
  Net basic earnings per common share                     $   1.07    $    .78    $    .73    $    .86
                                                          ========    ========    ========    ========
Diluted earnings (loss) per common share(1)
  From continuing operations                              $    .14    $    .62    $   (.25)   $    .68
  From discontinued operations                                  --         .10         .07         .11
  From gain on sale of discontinued operations                 .85          --         .91          --
                                                          --------    --------    --------    --------
  Net diluted earnings per common share                   $    .99    $    .72    $    .73    $    .79
                                                          ========    ========    ========    ========

Cash dividends per common share                           $    .05    $    .05    $    .10    $    .10
                                                          ========    ========    ========    ========

Weighted average common shares - basic                       6,575       6,573       6,574       6,573
                                                          ========    ========    ========    ========
Weighted average common shares and assumed
  conversions-diluted(1)                                     7,087       7,077       6,574       7,077
                                                          ========    ========    ========    ========

(1) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the six months ended June 30, 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on earnings per share for the six months ended June 30, 2000.

         The primary and diluted earnings per share effect of the 1999 plant closure costs is $0.03 during the three months and six months ended June 30, 1999. The primary and diluted earnings per share effect of the 2000 plant closure costs is $0.07 for the six months ended June 30, 2000. The primary and diluted earnings per share on continuing operations effect of the non-recurring, non-cash deferred tax benefit is $0.44 and $0.40, respectively, during the three months and six months ended June 30, 1999.

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(Amounts in thousands)

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                             2000        1999       2000        1999
                                           -------     -------    -------     -------

Net income                                 $ 7,025     $ 5,110    $ 4,804     $ 5,615
Other comprehensive income, net of tax:
  Foreign currency translation                  12          30         12         (17)
  Minimum pension liability                   (645)         --       (645)         --
                                           -------     -------    -------     -------
Comprehensive income                       $ 6,392     $ 5,140    $ 4,171     $ 5,598
                                           =======     =======    =======     =======

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

                                                                                              JUNE 30,      DECEMBER 31,
                                  ASSETS                                                        2000            1999
                                                                                             ---------       ---------
                                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                                               $     125       $     222
     Accounts receivable (less allowances of $2,002 and $1,943)                                 37,800          31,845
                                                                                             ---------       ---------
     Inventories, net:
         Raw materials                                                                          24,371          23,139
         Work in process                                                                         2,686           2,706
         Finished goods                                                                         58,072          50,824
                                                                                             ---------       ---------
              Total inventories                                                                 85,129          76,669
                                                                                             ---------       ---------

     Deferred income taxes                                                                       4,652           4,913
     Other current assets                                                                        2,260           1,646
     Net assets held for disposition                                                                --          24,405
                                                                                             ---------       ---------
Total current assets                                                                           129,966         139,700
                                                                                             ---------       ---------

Property, plant and equipment                                                                   78,926          76,602
Less accumulated depreciation and amortization                                                 (52,436)        (49,446)
                                                                                             ---------       ---------
Net property, plant and equipment                                                               26,490          27,156
                                                                                             ---------       ---------

Goodwill  (net of amortization of $939 and $746)                                                 7,060           7,253
Other assets                                                                                     2,178           2,184
                                                                                             ---------       ---------
Total assets                                                                                 $ 165,694       $ 176,293
                                                                                             =========       =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $  26,295       $  20,552
     Accrued insurance                                                                           2,842           3,415
     Accrued salaries and wages                                                                  2,818           3,653
     Accrued taxes                                                                               5,434           1,962
     Accrued expenses                                                                            5,881           5,203
                                                                                             ---------       ---------
Total current liabilities                                                                       43,270          34,785
                                                                                             ---------       ---------
Long-term liabilities:
     Long-term debt                                                                             39,349          61,928
     Retirement and postretirement obligations                                                   4,016           3,474
     Deferred income taxes                                                                          --             291
     Other liabilities                                                                             204             393
                                                                                             ---------       ---------
Total liabilities                                                                               86,839         100,871
                                                                                             ---------       ---------

Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares;
         Issued and outstanding as follows:
              Series A junior participating preferred stock, $.01 par value:
                 Authorized 200,000 shares; issued and outstanding; none at June 30,
                 2000 and December 31, 1999                                                         --              --
              Series B convertible preferred stock, $.01 par value:
                 Authorized 30,000 shares; issued and outstanding; 30,000 shares at
                 June 30, 2000 and December 31, 1999; (liquidation preference of $3,000
                 at June 30, 2000 and December 31, 1999)                                            --              --
     Common stock, $.01 par value:  Authorized 17,500,000 shares;
         6,669,446 shares issued at  June 30, 2000 and December 31, 1999,
         6,597,335 shares outstanding at June 30, 2000 and December 31, 1999                        66              66
     Paid-in capital                                                                            55,074          55,074
     Unearned compensation                                                                         (45)            (66)
     Retained earnings                                                                          24,387          20,318
     Accumulated other comprehensive (loss) income                                                (601)             56
     Treasury stock, at cost:
         72,111 shares at June 30, 2000 and December 31, 1999                                      (26)            (26)
                                                                                             ---------       ---------

Total stockholders' equity                                                                      78,855          75,422
                                                                                             ---------       ---------
Total liabilities and stockholders' equity                                                   $ 165,694       $ 176,293
                                                                                             =========       =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                               2000           1999
                                                                                             --------       --------
Cash flows from operating activities:
     Net income                                                                              $  4,804       $  5,615
                                                                                             --------       --------
     Adjustments to reconcile net income to net cash used in operating activities from continuing operations:
         Income from discontinued operations                                                     (440)          (763)
         Depreciation and amortization                                                          3,182          2,965
         (Gain) on the sale of discontinued operations, including income during the
         phase-out period                                                                      (9,890)            --
         (Gain) on sale of fixed assets                                                            --             (5)
         Deferred tax provision (benefit)                                                         261         (3,404)
         Provision for losses - accounts receivable                                               173            175
                                                                                             --------       --------
     Total adjustments to reconcile net income to net cash used in operating activities
     from continuing operations                                                                (6,714)        (1,032)
                                                                                             --------       --------
     Change in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                                   (6,128)        (6,818)
         Inventories                                                                           (8,460)       (12,269)
         Accounts payable                                                                       5,743          4,165
         Accrued expenses                                                                       2,742          3,409
         Other, net                                                                            (1,187)           901
                                                                                             --------       --------
     Total change in operating assets and liabilities                                          (7,290)       (10,612)
     Change in net assets of discontinued operations                                              (37)        (2,663)
                                                                                             --------       --------
Net cash used in operating activities                                                          (9,237)        (8,692)
                                                                                             --------       --------

Cash flows from investing activities:
     Capital expenditures                                                                      (2,323)        (2,459)
     Sales and retirements of fixed assets, net                                                    --              4
     Net proceeds from the sale of discontinued operations                                     26,772             --
     Acquisition of A/C Plus, net of cash acquired                                                 --         (2,350)
                                                                                             --------       --------
Net cash provided by (used in) investing activities                                            24,449         (4,805)
                                                                                             --------       --------
Cash flows from financing activities:
     Dividends paid                                                                              (730)          (686)
     Net (used in)(repayments) borrowings under Revolving Credit Agreement                    (14,579)        15,947
                                                                                             --------       --------
Net cash provided by financing activities                                                     (15,309)        15,261
                                                                                             --------       --------
(Decrease) increase in cash and cash equivalents                                                  (97)         1,764
Cash and cash equivalents:
     Beginning of period                                                                          222            345
                                                                                             --------       --------
     End of period                                                                           $    125       $  2,109
                                                                                             ========       ========

Supplemental Cash Flow Information:
Interest paid                                                                                $  2,602       $  1,721
Taxes paid (refunded)                                                                        $    475       $    (77)

Supplemental Schedule of Non-Cash Investing and Financing Activities:
The Company acquired A/C Plus, effective February 1, 1999, the details of which are further described in note 7. In connection with this transaction, liabilities were assumed, as follows:
     Fair value of assets acquired                                                                          $  3,060
     Cash (paid)                                                                                              (2,250)
                                                                                                            --------
     Liabilities assumed                                                                                    $    810
                                                                                                            ========

         In connection with the acquisition, the Company issued a promissory note of $250,000, payable on the second anniversary of the closing.

The Company sold the Specialty Metal Fabrication Segment effective May 5, 2000, the details of which are further described in note 8. In connection with the sale, the buyer assumed Industrial Revenue Bonds in the amount of $8,000,000.


        The accompanying notes are an integral part of these statements

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         TransPro, Inc. (the "Company") is a manufacturer and supplier of heating and cooling systems and components for a variety of Aftermarket and Original Equipment Manufacturing ("OEM") automotive, truck and industrial equipment applications.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 17, 2000, including the consolidated financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the condensed consolidated balance sheet as of December 31, 1999 and the condensed consolidated statements of income for the three months and six months ended June 30, 1999 have certain reclassifications to reflect the Specialty Metal Fabrication segment as a discontinued operation.

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

                                   Amounts Charged to                       Balance
       (Amounts in thousands)      Operations Through     Amounts        Remaining at
       (Unaudited)                   June 30, 2000         Paid          June 30, 2000
                                     -------------         ----          -------------

         Workforce related               $222              $167              $ 55
         Facilities                       415               206               209
         Product relocation               127               127                --
         Asset write-down                  31                --                31
                                         ----              ----              ----
           Total                         $795              $500              $295
                                         ====              ====              ====

The balance remaining at June 30, 2000 is classified as an accrued expense in the condensed consolidated balance sheet. All the costs associated with the closures are expected to be paid in 2000.

NOTE 4 - SEGMENT AND BUSINESS INFORMATION

         There has been no material change in segment assets from continuing operations since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Segment data from continuing operations has been disclosed on a basis consistent with the Form 10-K for the year ended December 31, 1999.

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

         The tables below set forth information about reported segments for the three and six months ended June 30, 2000 and 1999.

(Unaudited)                                         CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS
(Amounts in thousands)                        ------------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 2000             1999             2000             1999
                                                 ----             ----             ----             ----
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems       $  44,098        $  45,150        $  80,852        $  82,499
OEM Heat Transfer Systems                         9,741            9,520           21,417           19,086
Inter-segment revenues:
Aftermarket Heating and Cooling Systems           1,754            1,828            4,798            2,705
OEM Heat Transfer Systems                            15                3               22               12
Elimination of inter-segment revenues            (1,769)          (1,831)          (4,820)          (2,717)
                                              ---------        ---------        ---------        ---------
Consolidated totals                           $  53,839        $  54,670        $ 102,269        $ 101,585
                                              =========        =========        =========        =========


(Unaudited)                                     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
(Amounts in thousands)                                        INTEREST AND TAXES
                                            -------------------------------------------------------
                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                2000           1999           2000           1999
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems       $ 3,102        $ 5,189        $ 1,410        $ 8,204
OEM Heat Transfer Systems                        (120)          (320)          (238)          (457)
                                              -------        -------        -------        -------
Segment totals                                  2,982          4,869          1,172          7,747
Corporate expenses                               (471)        (1,149)        (1,505)        (2,306)
                                              -------        -------        -------        -------
Consolidated totals                           $ 2,511        $ 3,720        $  (333)       $ 5,441
                                              =======        =======        =======        =======

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited)                                                                    THREE MONTHS                  SIX MONTHS
(Amounts in thousands, except per share data)                                  ENDED JUNE 30,               ENDED JUNE 30,
                                                                            2000           1999           2000           1999
                                                                           -------        -------        -------        -------
EARNINGS (LOSS) PER COMMON SHARE COMPUTATION:
Numerator:
Income (loss) from continuing operations                                   $ 1,023        $ 4,388        $(1,638)       $ 4,852
Less: preferred stock dividend                                                 (23)           (15)           (42)           (30)
                                                                           -------        -------        -------        -------
Income (loss) from continuing operations available (attributable) to
  common stockholders - basic                                                1,000          4,373         (1,680)         4,822
Income from discontinued operations                                             --            722            440            763
Gain on sale of discontinued operations                                      6,002             --          6,002             --
                                                                           -------        -------        -------        -------
Net income available to common stockholders - basic                        $ 7,002        $ 5,095        $ 4,762        $ 5,585
                                                                           =======        =======        =======        =======
Income (loss) from continuing operations (attributable) available to
  common stockholders - basic                                              $ 1,000        $ 4,373        $(1,680)       $ 4,822
Add back: preferred stock dividend                                              23             15             42             30
                                                                           -------        -------        -------        -------
Income (loss) from continuing operations                                     1,023          4,388         (1,638)         4,852
Income from discontinued operations                                             --            722            440            763
Gain on sale of discontinued operations                                      6,002             --          6,002             --
                                                                           -------        -------        -------        -------
Net income available to common stockholders - diluted                      $ 7,025        $ 5,110        $ 4,804        $ 5,615
                                                                           =======        =======        =======        =======
Denominator:
Weighted average common shares                                               6,597          6,597          6,597          6,597
Non-vested restricted stock                                                    (22)           (24)           (23)           (24)
                                                                           -------        -------        -------        -------
Adjusted weighted average common shares - basic                              6,575          6,573          6,574          6,573
Dilutive effect of Series B preferred stock                                    496            497            496            497
Dilutive effect of stock options and non-vested restricted stock                15              7             15              7
                                                                           -------        -------        -------        -------
Adjusted weighted average common shares and assumed
  conversions(1) - diluted                                                   7,086          7,077          7,085          7,077
                                                                           =======        =======        =======        =======
Basic earnings (loss) per common share:
   From continuing operations                                              $   .16        $   .67        $  (.25)       $   .74
   From discontinued operations                                                 --            .11            .07            .12
   Gain on sale of discontinued operations                                     .91             --            .91             --
                                                                           -------        -------        -------        -------
Basic earnings per common share                                            $  1.07        $   .78        $   .73        $   .86
                                                                           =======        =======        =======        =======
Diluted earnings (loss) per common share(1):
   From continuing operations                                              $   .14        $   .62        $  (.25)       $   .68
   From discontinued operations                                                 --            .10            .07            .11
   Gain on sale of discontinued operations                                     .85             --            .91             --
                                                                           -------        -------        -------        -------
Diluted earnings per common share                                          $   .99        $   .72        $   .73        $   .79
                                                                           =======        =======        =======        =======

(1) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share from continuing operations, from discontinued operations and gain on sale of discontinued operations for the six months ended June 30, 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on earnings per share for the six months ended June 30, 2000.

         Certain options to purchase common stock were outstanding during the three months and six months ended June 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price for the common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                        JUNE 30,                            JUNE 30,
                                 2000              1999              2000              1999
                                 ----              ----              ----              ----
Options outstanding             500,304          558,278           500,304           558,278
Range of exercise prices    $5.50 - $11.75    $5.50 - $11.75    $5.50 - $11.75    $5.50 - $11.75

NOTE 6 - SERIES B CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Evap, Inc. in July 1998, the Company issued 30,000 shares of TransPro, Inc. Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has an initial liquidation preference of $3.0 million, which is reflected in paid-in capital on the Company's condensed consolidated balance sheet. There is a potential additional payout for the Evap acquisition based on the future earnings performance of the Evap business for the period January 1, 1999 through December 31, 2000 that will take the form of an increase in the liquidation preference of the Series B Preferred Stock with a maximum additional payout of $3.75 million. Increases to the liquidation preference of the Series B Preferred Stock, if any, are effective on April 1, 2000 and April 1, 2001 based upon the earnings of the Evap business for the prior calendar year. The Company is currently in the process of finalizing the determination of the initial additional payout amount, in accordance with the purchase agreement. The final payout amount will be determined during 2001. The Series B Preferred Stock is non-transferable and is entitled to cumulative dividends of 2% per annum during the first year after acquisition, 3.5% per annum during the second year and 5.0% per annum thereafter. The Series B Preferred Stock is convertible into TransPro common stock at the rate of 50% on the third anniversary of the acquisition, an additional 25% on the fourth anniversary and the remaining 25% on the fifth anniversary; it is redeemable after the fifth anniversary at the liquidation preference at the time of redemption. The Series B Preferred Stock is convertible into TransPro common stock based upon the liquidation preference and the market value of TransPro common stock at the time of conversion, as further described in the purchase agreement. The aggregate number of shares of TransPro common stock to be issued upon conversion of all the Series B Preferred Stock may not exceed 7% of the total number of shares of TransPro common stock outstanding, after giving effect to the conversion, as further described in the purchase agreement. The average market value of the TransPro common stock in excess of the 7% limitation, if any, will be paid in cash.

NOTE 7 - ACQUISITION

         Effective February 1, 1999, the Company purchased 100% of the outstanding stock of A/C Plus, Inc., ("A/C Plus") an air conditioning compressor remanufacturer located in Arlington, Texas. A/C Plus had sales of approximately $2.9 million in fiscal 1998. The transaction was structured with a purchase price of $2.25 million in cash, plus transaction costs, and a promissory note of $0.25 million payable on the second anniversary of the closing. Concurrent with the purchase, the Company repaid $0.5 million in working capital debt on behalf of A/C Plus. The purchase price and working capital repayment were financed through the Company's Revolving Credit Agreement. The acquisition was accounted for as a purchase. Goodwill of $2.2 million was recorded in connection with the transaction and is being amortized over 20 years. A/C Plus results are included in the Company's consolidated financial statements from the date of acquisition.

NOTE 8 - DISPOSITION OF BUSINESS SEGMENT

         Effective May 5, 2000, the Company sold substantially all of the assets and liabilities of its Crown Division Specialty Metal Fabrication segment to Leggett & Platt, Incorporated in a transaction valued at $37.5 million, comprised of $28.65 million in cash and the assumption of $8.0 million of Industrial Revenue Bonds due 2010 and an unfunded pension liability of $0.85 million. The Company recorded a gain of $6.0 million, net of tax, which is reported as gain on sale of discontinued operations in the condensed consolidated statements of income. Crown designs and manufactures precision specialty fabricated metal enclosures and components for a variety of telecommunications and industrial applications and designs, manufactures and installs specialized interiors and components for a variety of vans, utility trucks and other specialized vehicles. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement.

         The following table presents the consolidated results of continuing operations for the periods indicated on a pro forma basis, assuming the reduction in debt resulting from the disposition of the Specialty Metal Fabrication segment as though it had occurred on January 1, 1999.

                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                   JUNE 30,
                                                                    ----------------------     -----------------------
                                                                      2000         1999          2000          1999
                                                                    ---------    ---------     ---------     ---------
Sales                                                               $  53,839    $  54,670     $ 102,269     $ 101,585
Cost of sales                                                          40,003       39,573        78,743        73,820
                                                                    ---------    ---------     ---------     ---------

Gross margin                                                           13,836       15,097        23,526        27,765
Selling, general and administrative expenses                           11,325       11,052        23,064        21,999
Plant and business consolidation and closure costs                         --          325           795           325
                                                                    ---------    ---------     ---------     ---------

Income (loss) from continuing operations before
  interest and taxes                                                    2,511        3,720          (333)        5,441
Interest expense, net                                                     857          540         1,587           931
                                                                    ---------    ---------     ---------     ---------

Income from continuing operations before taxes                          1,654        3,180        (1,920)        4,510
Provision (benefit) for income taxes                                      461       (1,506)         (777)         (941)
                                                                    ---------    ---------     ---------     ---------
Net income (loss) from continuing operations                        $   1,193    $   4,686     $ (1,143)     $   5,451
                                                                    =========    =========     =========     =========


Basic earnings (loss) from continuing operations per
  common share                                                      $     .18    $     .71     $    (.17)    $     .83
                                                                    =========    =========     =========     =========
Diluted earnings (loss) from continuing operations per
  common share(1)                                                   $     .17    $     .66     $    (.17)    $     .77
                                                                    =========    =========     =========     =========


(1) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share from continuing operations, from discontinued operations and gain on sale of discontinued operations for the six months ended June 30, 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on earnings per share for the six months ended June 30, 2000.


NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging contracts. The FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137") "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," in June 1999, deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is being assessed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

         Net sales for the three months ended June 30, 2000 declined 1.5% to $53.8 million compared with $54.7 million for the three months ended June 30, 1999. Sales in the Aftermarket Heating and Cooling Systems segment declined $1.1 million, or 2.3%, from the comparable 1999 quarter. Lower unit volume in complete radiators and heaters to major retail customers and radiator cores to the direct market, were partially offset by modest volume increases in condensers and other air conditioning parts. Customer inventory adjustments, along with mild weather conditions in the Northeast and upper Midwest, continued to affect demand for the Company's Aftermarket Heating and Cooling Systems products in the quarter. Sales in the OEM Heat Transfer Systems segment increased by $0.2 million, or 2.3%, compared with the comparable 1999 quarter.

         Second quarter 2000 consolidated gross margins were $13.8 million compared with $15.1 million in the second quarter of 1999. As a percent of sales, gross margins declined to 25.7% in the second quarter of this year from 27.6% in the prior year second quarter. Gross margins in the Aftermarket Heating and Cooling Systems segment were affected by lower manufacturing cost absorption as a result of lower production volume planned by the Company in the first half of 2000 in order to lower inventory and debt levels in the latter part of 2000. Second quarter 2000 Aftermarket Heating and Cooling Systems gross margins were also affected by temporary inefficiencies related to the start up of production in Mexico of plastic tank aluminum core radiators and six-millimeter condensers, two new product lines. Cost savings from these new product lines are expected to have a favorable impact on operating results in the future. In addition, pricing actions in response to competitive pressures impacted gross margins during the quarter. Gross margins in the OEM Heat Transfer Systems segment increased compared with the prior year period as a result of continued improvements in manufacturing efficiencies and cost management.

         Selling, general and administrative expenses increased $0.3 million or 2.4%, due to increased headcount to position the Aftermarket air conditioning parts operation for future growth and higher freight costs resulting from higher fuel prices, partially offset by lower bonus and employee medical insurance accrual requirements.

         Net interest expense was basically flat for the three months ended June 30, 2000 compared with the three months ended June 30, 1999. Average debt outstanding during the second quarter of 2000 was lower than average debt outstanding during the second quarter of 1999 as a result of applying the proceeds to reduce debt from the sale in May 2000 of the Specialty Metal Fabrication segment. The impact of lower average outstanding debt was offset by higher effective interest rates during the second quarter of 2000 compared with the second quarter of 1999.

         The Company's effective tax rate of 27.9% for the second quarter of 2000 is comprised of the U.S. Federal Income tax rate, plus the estimated aggregate effective rate for state and local income taxes. The second quarter rate reflects an adjustment to the year-to-date tax benefit to reflect non-deductible expenses for tax purposes from continuing operations only. The rate decreased from the second quarter 1999 rate of 42.5%, reflecting a lower level of non-tax deductible expenses expected in 2000. During the three months ended June 30, 1999, the Company recognized a non-recurring, non-cash deferred tax benefit of $2.9 million related to the change in the organizational structure of its GO/DAN Industries operation from a partnership to a corporation.

         Income from continuing operations in the second quarter of 2000 was $1.0 million, or $0.16 per basic common share and $0.14 per diluted common share. This compares with earnings from continuing operations in the second quarter of 1999 of $1.7 million, or $0.26 per basic common share and $0.25 per diluted common share, excluding the effect of plant closure costs and the non-recurring, non-cash deferred tax benefit. Including the effect of plant closure costs and the non-recurring, non-cash deferred tax benefit, income from continuing operations for the second quarter of 1999 was $4.4 million, or $0.67 per basic common share and $0.62 per diluted common share.

         The Company sold its Specialty Metal Fabrication segment to Leggett & Platt, Incorporated on May 5, 2000. Accordingly, the Specialty Metal Fabrication segment is accounted for as a discontinued operation. As a result of the sale, the Company reported a net gain on the sale of discontinued operations of $6.0 million, or $0.91 per basic common share and $.85 per diluted common share for the second quarter of 2000. Income from discontinued operations was $0.7 million, or $0.11 per basic common share and $0.10 per diluted common share for the second quarter of 1999.

         Net income for the second quarter of 2000 was $7.0 million, or $1.07 per basic common share and $0.99 per diluted common share, compared with net income of $5.1 million, or $0.78 per basic common share and $0.72 per diluted common share in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

         Net sales for the six months ended June 30, 2000 increased to $102.3 million compared with $101.6 million for the six months ended June 30, 1999. Sales in the Aftermarket Heating and Cooling Systems segment declined $1.6 million, or 2.0%, from the comparable 1999 period. Higher unit volume in complete radiators and condensers was offset by lower unit volume in heaters and radiator cores. Sales of air conditioning parts were essentially flat compared with the year ago six month period. Moderate weather conditions and high customer inventory levels affected sales during the period. Sales in the OEM Heat Transfer Systems segment increased by $2.3 million, or 12.2%, compared with the comparable 1999 period due to strong demand in the class 8 truck and specialty vehicle and industrial application markets.

         Consolidated gross margins for the six months ended June 30, 2000 were $23.5 million compared to $27.8 million for the six months ended June 30, 1999. As a percent of sales, gross margins declined to 23.0% in the first six months of this year from 27.3% in the prior year first six months. Gross margins for the six months ended June 30, 2000 reflect lower margins in the Aftermarket Heating and Cooling Systems segment primarily as a result of planned actions the Company has taken to reduce inventory and debt levels in the future. These actions included temporary reductions in production rates that resulted in decreased manufacturing cost absorption, as well as the start up of production in Mexico of two new products, plastic tank aluminum core radiators and six-millimeter condensers, that resulted in temporary manufacturing inefficiencies. Pricing activity in response to competitive pressures in the Aftermarket also affected gross margins during the period. Gross margins in the OEM Heat Transfer Systems segment increased compared with the prior year six month period as a result of continued improvements in manufacturing efficiencies and cost management.

         Selling, general and administrative expenses increased $1.1 million or 4.8%, primarily as a result of higher freight costs resulting from higher fuel prices, increased headcount to position the Aftermarket air conditioning parts operation for future growth and inflation-related employee cost increases in the Aftermarket Heating and Cooling Systems segment.

         Plant closure costs of $0.8 were incurred during the six months ended June 30, 2000 related to actions taken in the Aftermarket Heating and Cooling Systems segment to close the Houston, Texas regional radiator manufacturing plant and to consolidate the Santa Fe Springs, California distribution center into the existing distribution facility in Memphis, Tennessee. Plant closure costs of $0.3 million were recognized during the six months ended June 30, 1999 related to the closure of the Company's Philadelphia, Pennsylvania and Atlanta, Georgia replacement automotive air conditioning condenser manufacturing plants.

         Net interest expense increased $0.5 million for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. This increase resulted from higher average debt levels associated with higher working capital levels in the Aftermarket Heating and Cooling Systems segment to support new product introductions, coupled with higher effective interest rates. The impact of these factors was partially offset by lower debt levels in May and June resulting from the application of the proceeds to reduce debt from the sale of the Specialty Metal Fabrication segment in May 2000.

         The Company's effective tax rate of 40.46% for the six months ended June 30, 2000 is comprised of the U.S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes. The rate decreased from the 1999 rate of 42.5%, reflecting a lower level of non-tax deductible expenses for tax purposes expected in 2000. During the six months ended June 30, 1999, the Company recognized a non-recurring, non-cash deferred tax benefit of $2.9 million related to the change in the organizational structure of its GO/DAN Industries operation from a partnership to a corporation.

         Excluding plant closure costs, the loss from continuing operations for the six months ended June 30, 2000 was $1.2 million, or $0.18 per basic and diluted common share. Including plant closure costs, the loss from continuing operations for the six months ended June 30, 2000 was $1.6 million, or $0.25 per basic and diluted common share. This compares with income from continuing operations of $2.2 million, or $0.33 per basic common share and $0.31 per diluted common share, for the six months ended June 30, 1999, excluding plant closure costs and the non-recurring, non-cash deferred tax benefit. Including the effect of plant closure costs and the non-recurring, non-cash deferred tax benefit, income from continuing operations for the first six months of 1999 was $4.9 million, or $0.74 per basic common share and $0.68 per diluted common share.

         The Company sold its Crown Specialty Metal Fabrication segment to Leggett & Platt, Incorporated on May 5, 2000. Accordingly, the Specialty Metal Fabrication segment is accounted for as a discontinued operation for the six months ended June 30, 2000. As a result of the sale, the Company reported a net gain on the sale of discontinued operations of $6.0 million, or $0.91 per basic and diluted common share for the six months ended June 30, 2000. Income from discontinued operations for the six months ended June 30, 2000 was $0.4 million, or $0.07 per basic and diluted common share, compared with $ 0.8 million, or $0.12 per basic common share and $0.11 per diluted common share, for the six months ended June 30, 1999.

         Net income for the six months ended June 30, 2000 was $4.8 million, or $0.73 per basic and diluted common share, compared with net income of $5.6 million, or $0.86 per basic common share and $0.79 per diluted common share, in the comparable period of 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         In July 1998, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with five banking institutions, which provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. The security interest in the Company's assets and the pledge of the Company's subsidiaries' stock was eligible for release if the Company achieved certain senior debt ratings or if certain financial ratios were met and maintained.

         Available borrowings under the Revolving Credit Agreement are determined by a borrowing base consisting of the Company's eligible (i) accounts receivable, (ii) inventory and (iii) fixed assets, as adjusted by an advance rate. The aggregate amount of borrowings under the Revolving Credit Agreement was automatically reduced by $0.5 million at the end of each calendar quarter through June 30, 1999; and then by $1.25 million at the end of each calendar quarter through December 31, 1999.

         On December 31, 1999, the Company entered into the Third Amendment to the Revolving Credit Agreement (the "Third Amendment") to return the amount of secured borrowings or the issuance of letters of credit to the initial aggregate amount of $75.0 million, and reschedule the automatic reductions and amend the leverage coverage ratio covenant. Pursuant to the Third Amendment, the aggregate amount of borrowings was to be automatically reduced by $5.0 million on November 30, 2000 and December 31, 2000 and by $1.5 million at the end of each quarter beginning March 31, 2001 through June 30, 2003. On May 1, 2000, the Company entered into the Limited Waiver and Fourth Amendment to Revolving Credit Agreement (the "Limited Waiver and Fourth Amendment"). The Limited Waiver and Fourth Amendment reduces the aggregate amount of secured borrowings or the issuance of letters of credit to $55.0 million, reschedules the automatic reductions, eliminates the eligibility for early security release and contains certain other amendments, which are effective with the sale of the Crown Divisions. Pursuant to the Limited Waiver and Fourth Amendment, the aggregate amount of borrowings is automatically reduced by $5.0 million on December 31, 2000, by $5.0 million on December 31, 2001 and by $7.5 million on December 31, 2002. The Limited Waiver and Fourth Amendment also consents to the sale of the Crown Divisions, releases any security interest in the Crown assets, releases Crown Canada as a guarantor and provides for the elimination of the borrowing base if, on April 10, 2001, no Default or Event of Default exists.

         The Revolving Credit Agreement bears interest at variable rates based, at the Company's option on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or (b) the higher of (i) the BankBoston, N.A. base lending rate and (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears.

         The Revolving Credit Agreement contains financial covenants which, among other things, require maintenance of a minimum tangible net worth and interest coverage ratio and a maximum leverage ratio and level of debt to net worth, as well as covenants which place limits on dividend payments in excess of $2.0 million per year and capital expenditures in excess of 140% of such year's depreciation expense. Pursuant to the Limited Waiver and Fourth Amendment, the lenders agreed to waive compliance with the leverage ratio, the interest coverage ratio and the liabilities to net worth ratio covenants for the quarter ended March 31, 2000.

         At June 30, 2000, the Company was in violation of its interest coverage and leverage ratio covenants. On August 18, 2000, the Company entered into a Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until September 30, 2000, provided the Company's borrowings and outstanding letters of credit under the Revolving Credit Agreement do not exceed $52 million and the Company meets certain other conditions. At August 10, 2000, borrowings under the Revolving Credit Agreement were approximately $39.3 million and outstanding letters of credit totaled $9.7 million.

         At June 30, 2000, borrowings under the Company's Revolving Credit Agreement were approximately $34.3 million. The Company also has $5.0 million of borrowings under floating rate industrial revenue bonds, which mature in the year 2013. The bonds bear interest based upon a short-term tax-exempt bond index. Outstanding letters of credit totaled approximately $9.5 million at June 30, 2000 and included $5.0 million to support borrowings under the floating rate industrial revenue bonds.

         During the first six months of 2000, the Company required $7.0 million of cash to support its operations as a result of a $8.5 million inventory build up and a $6.1 million increase in accounts receivable primarily to support the peak selling season for the Aftermarket Heating and Cooling Systems segment. An increase in accounts payable and accrued expenses provided $9.9 million of cash and net income plus total adjustments to reconcile net income to net cash used in operating activities provided $8.4 million of cash.

         Capital spending during the first six months of 2000 totaled $2.3 million. The Company paid two cash dividends of $0.05 per common share totaling $0.7 million in the aggregate during the first six months of 2000. In addition, the Company paid a cash dividend to its preferred stockholder of $0.05 million during the six months ended June 30, 2000. Net proceeds from the sale of the Specialty Metal Fabrication segment totaled $28.4 million. Net borrowings under the Revolving Credit Agreement decreased by $22.6 million from December 31, 1999.

         The future liquidity and ordinary capital needs of the Company in the near term are expected to be met from operations. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonal patterns of the Aftermarket Heating and Cooling Systems business. The Company believes that the Revolving Credit Agreement, along with cash flow from operations, will be adequate to meet near term anticipated ordinary capital expenditure and working capital requirements as well as seasonal working capital requirements. However, the capital for major growth initiatives may exceed the aggregate amount of borrowings available under the Revolving Credit Agreement. If this were to occur, the Company would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing additional sources of capital.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company, including inventory and debt reductions, are subject to business conditions and growth in the general economy and the automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Improvements in manufacturing efficiencies and reduction of costs are subject to a number of factors, including but not limited to, the ability of management to implement improvements in workforce efficiencies and the timing of such improvements.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(2.1) Asset Purchase Agreement dated as of April 17, 2000 by and among TransPro, Inc. and Leggett & Platt, Incorporated.(1)

(10.1) Limited Waiver and Fourth Amendment to Revolving Credit Agreement dated May 1, 2000.(2)

(27)     Financial Data Schedule

--------------------
(1) Incorporated by reference to the Company's Form 8-K filed May 2, 2000 (File No. 1-131894).

(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13894).

b)       Reports on Form 8-K

On May 2, 2000 the Company filed a Current Report on Form 8-K announcing that the Company had signed an agreement to sell the Company's Crown Divisions to Leggett & Platt, Incorporated.

On May 22, 2000, the Company filed a Current Report on Form 8-K announcing the completion of the sale of the Company's Crown Divisions to Leggett & Platt, Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSPRO, INC.
                               (Registrant)



Date: August  21, 2000         By: /s/ Henry P. McHale
                                   -------------------------------------------------------------
                                   Henry P. McHale
                                   President, Chief Executive Officer and Director

Date: August 21, 2000          By: /s/ Timothy E. Coyne
                                   -------------------------------------------------------------
                                   Timothy E. Coyne
                                   Vice President, Treasurer, Secretary, Controller and Chief
                                   Financial Officer (Principal Financial and Accounting Officer)