Form 10-Q
period 2000-09-30
TRANSPRO INC
filed 2000-11-14
CIK 948844

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of November 6, 2000 was 6,597,335.

Exhibit Index is on page 20 of this report.

                                      INDEX
                                                                                                               Page No.
PART I.                    FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Condensed Consolidated Statements of Income for the three months and nine
                           months ended September 30, 2000 and 1999                                             3

                           Condensed Consolidated Statements of Comprehensive Income for the three
                           months and nine months ended September 30, 2000 and 1999                             4

                           Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999    5


                           Condensed Consolidated Statements of Cash Flows for the nine months ended
                           September 30, 2000 and 1999                                                          6

                           Notes to Condensed Consolidated Financial Statements                                 7

                Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                          14

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          19


PART II.                   OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K                                                    20

                Signatures                                                                                     21

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Amounts in thousands, except per share amounts)

                                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------     ------------------------------
                                                                  2000               1999              2000               1999
                                                                  ----               ----              ----               ----
Sales                                                         $  53,625          $  58,163         $ 155,894          $ 159,748
Cost of sales                                                    41,562             42,662           120,305            116,482
                                                              ---------          ---------         ---------          ---------
Gross margin                                                     12,063             15,501            35,589             43,266
Selling, general and administrative expenses                     12,764             12,121            35,827             34,120
Plant closure and severance costs(1)                                425                 --             1,220                325
                                                              ---------          ---------         ---------          ---------
(Loss) income from continuing operations before
  interest and income taxes                                      (1,126)             3,380            (1,458)             8,821
Interest expense, net                                             1,071              1,180             3,500              3,153
                                                              ---------          ---------         ---------          ---------
(Loss) income from continuing operations before
  income taxes                                                   (2,197)             2,200            (4,958)             5,668
Income tax (benefit) provision(1)                                  (577)               952            (1,700)              (434)
                                                              ---------          ---------         ---------          ---------
(Loss) income from continuing operations                         (1,620)             1,248            (3,258)             6,102
Income from discontinued operations, net of
  income taxes                                                       --                242               440              1,003
Gain on sale of discontinued operations, including
  income from operations during phase-out period, net
  of income taxes                                                   187                 --             6,189                 --
                                                              ---------          ---------         ---------          ---------
Net (loss) income                                             $  (1,433)         $   1,490         $   3,371          $   7,105
                                                              =========          =========         =========          =========

Basic (loss) earnings per common share:
  From continuing operations                                  $   (0.25)         $    0.19         $   (0.50)         $    0.93
  From discontinued operations                                       --               0.04              0.07               0.15
  From gain on sale of discontinued operations                     0.03                 --              0.94                 --
                                                              ---------          ---------         ---------          ---------
  Basic (loss) earnings per common share                      $   (0.22)         $    0.23         $    0.51          $    1.08
                                                              =========          =========         =========          =========
Diluted (loss) earnings per common share(2):
  From continuing operations                                  $   (0.25)         $    0.18         $   (0.50)         $    0.86
  From discontinued operations                                       --               0.03              0.07               0.14
  From gain on sale of discontinued operations                     0.03                 --              0.94                 --
                                                              ---------          ---------         ---------          ---------
  Diluted (loss) earnings per common share                    $   (0.22)         $    0.21         $    0.51          $    1.00
                                                              =========          =========         =========          =========

Cash dividends per common share                               $       -          $    0.05         $    0.10          $    0.15
                                                              =========          =========         =========          =========

Weighted average common shares - basic                            6,575              6,573             6,574              6,573
                                                              =========          =========         =========          =========
Weighted average common shares and assumed
  conversions-diluted(2)                                          7,090              7,053             7,089              7,084
                                                              =========          =========         =========          =========

(1) The basic and diluted earnings per share effect of plant closure and severance costs is ($0.05) and ($0.12) for the three and nine month periods ended September 30, 2000, respectively. The basic and diluted earnings per share effect of plant closure costs is ($0.03) for the nine months ended September 30, 1999. The basic and diluted earnings per share effect on continuing operations of the non-recurring, non-cash deferred tax benefit is $0.43 and $0.40 for the three and nine month periods ended September 30, 1999, respectively.

(2) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share from continuing operations, as well as the diluted earnings per share from discontinued operations and from gain on sale of discontinued operations for the three and nine month periods ended September 30, 2000 as the use of weighted average diluted common shares outstanding would (2) have an anti-dilutive effect on net earnings per share for the three and nine month periods ended September 30, 2000.

            The accompanying notes are an integral part of these statements.


                                 TRANSPRO, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(Amounts in thousands)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ------------------            ----------------------
                                                  2000             1999           2000              1999
                                                  ----             ----           ----              ----
Net (loss) income                               $(1,433)         $ 1,490         $ 3,371          $ 7,105
Other comprehensive income, net of tax:
  Foreign currency translation                       --                2              12                7
  Minimum pension liability                          --               --            (645)              --
                                                -------          -------         -------          -------
Comprehensive income                            $(1,433)         $ 1,492         $ 2,738          $ 7,112
                                                =======          =======         =======          =======

                 The accompanying notes are an integral part of these statements.


                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

                                                                                          September 30,        December 31,
                                     ASSETS                                                   2000               1999
                                                                                            ---------          ---------
                                                                                           (Unaudited)
   Current assets:
           Cash and cash equivalents                                                       $     199          $     222
           Accounts receivable  (less allowances of $2,138 and $1,943)                        35,533             31,845
                                                                                           ---------          ---------
           Inventories, net:
               Raw materials                                                                  24,754             23,139
               Work in process                                                                 2,606              2,706

               Finished goods                                                                 58,272             50,824
                                                                                           ---------          ---------
                    Total inventories                                                         85,632             76,669
                                                                                           ---------          ---------

           Deferred income taxes                                                               4,652              4,913
           Other current assets                                                                2,284              1,646
           Net assets held for disposition                                                        --             24,405
                                                                                           ---------          ---------
      Total current assets                                                                   128,300            139,700
                                                                                           ---------          ---------
      Property, plant and equipment                                                           80,295             76,602
      Less accumulated depreciation and amortization                                         (53,531)           (49,446)
                                                                                           ---------          ---------
      Net property, plant and equipment                                                       26,764             27,156
                                                                                           ---------          ---------

      Goodwill  (net of amortization of $1,035 and $746)                                       6,964              7,253
      Other assets                                                                             2,404              2,184
                                                                                           ---------          ---------
      Total assets                                                                         $ 164,432          $ 176,293
                                                                                           =========          =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Revolving credit debt                                                           $  35,777          $      --
           Accounts payable                                                                   27,473             20,552
           Accrued insurance                                                                   2,729              3,415
           Accrued salaries and wages                                                          4,022              3,653
           Accrued taxes                                                                       1,700              1,962
           Accrued expenses                                                                    6,488              5,203
                                                                                           ---------          ---------
      Total current liabilities                                                               78,189             34,785
                                                                                           ---------          ---------
      Long-term liabilities:
           Long-term debt                                                                      4,835             61,928
           Retirement and postretirement obligations                                           3,917              3,474
           Other liabilities                                                                      91                684
                                                                                           ---------          ---------
      Total liabilities                                                                       87,032            100,871
                                                                                           ---------          ---------

      Stockholders' equity:
           Preferred stock, $.01 par value: Authorized 2,500,000 shares;
               Issued and outstanding as follows:
                 Series A junior participating preferred stock, $.01 par value:
                   Authorized 200,000 shares; issued and outstanding; none at
                   September 30, 2000 and December 31, 1999
                 Series B convertible preferred stock,  $.01 par value:                           --                 --
                   Authorized 30,000 shares; issued and outstanding;
                   30,000 shares at September 30, 2000 and December 31, 1999;
                   (liquidation preference of $3,000 at September 30, 2000 and
                   December 31, 1999)                                                             --                 --
           Common stock, $.01 par value:  Authorized 17,500,000 shares;
               6,669,446 shares issued at  September 30, 2000 and December 31, 1999
               6,597,335 shares outstanding at September 30, 2000 and December 31, 1999           66                 66
           Paid-in capital                                                                    55,074             55,074
           Unearned compensation                                                                 (37)               (66)
           Retained earnings                                                                  22,924             20,318
           Accumulated other comprehensive (loss) income                                        (601)                56
           Treasury stock, at cost:
               72,111 shares at September 30, 2000 and December 31, 1999                         (26)              (26)
                                                                                           ---------          ---------
      Total stockholders' equity                                                              77,400             75,422
                                                                                           ---------          ---------
      Total liabilities and stockholders' equity                                           $ 164,432          $ 176,293
                                                                                           =========          =========
                 The accompanying notes are an integral part of these statements.


                                 TRANSPRO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                ---------------------
                                                                                                 2000            1999
                                                                                                 ----            ----
     Cash flows from operating activities:
          Net income                                                                           $  3,371          $  7,105
                                                                                               --------          --------
          Adjustments to reconcile net income to net cash used in operating activities from continuing operations:
              Income from discontinued operations                                                  (440)           (1,003)
              Depreciation and amortization                                                       4,416             4,331
              Gain on the sale of discontinued operations, including income during the
              phase-out period                                                                  (10,030)               --
              Gain on sale of fixed assets                                                           --                (5)
              Deferred tax provision (benefit)                                                      261            (4,256)
              Provision for losses - accounts receivable                                            288               163
                                                                                               --------           --------
          Total adjustments to reconcile net income to net
          cash used in operating activities from continuing operations                           (5,505)             (770)
                                                                                               --------           --------
          Change in operating assets and liabilities, net of acquisitions:
              Accounts receivable                                                                (3,976)           (7,334)
              Inventories                                                                        (8,963)          (13,864)
              Accounts payable                                                                    6,921             3,912
              Accrued expenses                                                                      846             5,003
              Other, net                                                                         (1,665)           (1,627)
                                                                                               --------           --------
          Total change in operating assets and liabilities                                       (6,837)          (13,910)
          Change in net assets of discontinued operations                                           (37)           (2,255)
                                                                                               --------           --------
     Net cash used in operating activities                                                       (9,008)           (9,830)
                                                                                               --------           --------

     Cash flows from investing activities:
          Capital expenditures                                                                   (3,653)           (4,301)
          Sales and retirements of fixed assets, net                                                 --                 4
          Net proceeds from the sale of discontinued operations                                  26,772                --
          Acquisition of A/C Plus, net of cash acquired                                              --            (2,366)
                                                                                               --------          --------
     Net cash provided by (used in) investing activities                                         23,119            (6,663)
                                                                                               --------          --------

     Cash flows from financing activities:
          Dividends paid                                                                           (760)           (1,007)
          Net (repayments) borrowings under Revolving Credit Agreement                          (13,374)           18,134
                                                                                               --------          --------
     Net cash (used in) provided by financing activities                                        (14,134)           17,127
                                                                                               --------          --------

     (Decrease) increase in cash and cash equivalents                                               (23)              634
     Cash and cash equivalents:
          Beginning of period                                                                       222               345
                                                                                               --------          --------
          End of period                                                                        $    199          $    979
                                                                                               ========          ========

     Supplemental Cash Flow Information:
     Interest paid                                                                             $  2,876          $  2,962
     Taxes paid                                                                                $  3,204          $  1,382

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     The Company acquired A/C Plus, effective February 1, 1999, the details of which are further described in note 8. In connection with this transaction, liabilities were assumed, as follows:
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
                                                                                                                ========
            In connection with the acquisition, the Company issued a promissory note of
            $250 payable on the second anniversary of the closing.

     The Company sold the Specialty Metal Fabrication Segment effective May 5,
     2000, the details of which are further described in note 9. In connection with the sale, the buyer assumed Industrial Revenue Bonds in the amount of $8,000.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the condensed consolidated balance sheet as of December 31, 1999 and the condensed consolidated statements of income for the three months and nine months ended September 30, 1999 have certain reclassifications to reflect the Specialty Metal Fabrication segment as a discontinued operation. Certain other items reported in the prior condensed consolidated financial statements have been reclassified to conform to the presentation of the current condensed consolidated financial statements.

NOTE 3 - PLANT CLOSURE AND SEVERANCE COSTS

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

                                        Amounts Charged to                                    Balance Remaining
 (Amounts in thousands)                Operations Through                                           At
 (Unaudited)                           September 30, 2000            Amounts Paid           September 30, 2000
                                       ------------------            ------------           ------------------
  Workforce related                            $ 222                     $ 168                      $ 54
  Facilities                                     415                       262                       153
  Product relocation                             127                       127                         -
  Asset write-down                                31                         -                        31
                                           ----------               -----------                 ---------
    Total                                      $ 795                     $ 557                      $238
                                           ==========               ===========                 =========

The balance remaining at September 30, 2000 is classified as an accrued expense in the condensed consolidated balance sheet. All the costs associated with the closures are expected to be paid in 2000.

During the third quarter of 2000, the Company recorded $0.4 million of severance costs associated with the previously announced departure of the President and CEO. At September 30, 2000, no severance payments had been made and the severance costs are classified as an accrued expense in the condensed consolidated balance sheet. All the severance costs are expected to be paid in 2001.

NOTE 4 - SEGMENT AND BUSINESS INFORMATION

         The Company operates in two reportable business segments: Aftermarket Heating and Cooling Systems and OEM Heat Transfer Systems. Aftermarket Heating and Cooling Systems product lines include complete radiators and radiator cores, heaters, air conditioning condensers, air conditioning compressors and other air conditioning parts for aftermarket customers. The OEM Heat Transfer Systems business provides manufactured specialized heavy-duty equipment radiators, charge air coolers and oil coolers to original equipment manufacturers.

         There has been no material change in segment assets from continuing operations since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Segment data from continuing operations has been disclosed on a basis consistent with the Form 10-K for the year ended December 31, 1999.

         The tables below set forth information about reported segments for the three and nine months ended September 30, 2000 and 1999.


(Unaudited)                                                CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS
                                                    --------------------------------------------------------------
(Amounts in thousands)                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                    -------------------------         ----------------------------
                                                     2000               1999               2000               1999
                                                     ----               ----               ----               ----
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems         $  45,237          $  48,469          $ 126,089          $ 130,968
OEM Heat Transfer Systems                           8,388              9,694             29,805             28,780
Inter-segment revenues:
Aftermarket Heating and Cooling Systems             1,196              1,425              5,995              4,130
OEM Heat Transfer Systems                              25                  1                 47                 13
Elimination of inter-segment revenues              (1,221)            (1,426)            (6,042)            (4,143)
                                                ----------         ----------         ----------         ---------
Consolidated totals                             $  53,625          $  58,163          $ 155,894          $ 159,748
                                                ==========         ==========         ==========         =========


(Unaudited)                                              (LOSS) INCOME FROM CONTINUING OPERATIONS
(Amounts in thousands)                                              BEFORE INTEREST AND TAXES
                                                 -------------------------------------------------------------
                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------         --------------------------
                                                    2000              1999              2000              1999
                                                    ----              ----              ----              ----
BUSINESS SEGMENT
Aftermarket Heating and Cooling Systems         $  1,356          $  4,737          $  2,766          $ 12,941
OEM Heat Transfer Systems                           (862)             (474)           (1,100)             (931)
                                                --------          --------          --------          --------
Segment totals                                       494             4,263             1,666            12,010
Corporate expenses                                (1,620)             (883)           (3,124)           (3,189)
                                                ---------         ---------         ---------         --------
Consolidated totals                             $ (1,126)         $  3,380          $ (1,458)         $  8,821
                                                =========         =========         =========         ========

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited)                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
(Amounts in thousands, except per share data)                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                               -----------------------       --------------------
                                                                               2000               1999          2000         1999
                                                                               ----              ----           ----         ----
(LOSS) EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:
(Loss) income from continuing operations                                      $(1,620)         $ 1,248       $(3,258)     $ 6,102
Less: preferred stock dividend                                                    (30)             (15)          (72)         (45)
                                                                              -------          -------       -------      -------
(Loss) income from continuing operations available (attributable) to
  common stockholders - basic                                                  (1,650)           1,233        (3,330)       6,057
Income from discontinued operations                                                --              242           440        1,003
Gain on sale of discontinued operations                                           187               --         6,189           --
                                                                              -------          -------       -------      -------
Net (loss) income available (attributable) to common stockholders - basic     $(1,463)         $ 1,475       $ 3,299      $ 7,060
                                                                              =======          =======       =======      =======
(Loss) income from continuing operations (attributable) available to
  common stockholders - basic                                                 $(1,650)         $ 1,233       $(3,330)     $ 6,057
Add back: preferred stock dividend                                                 30               15            72           45
                                                                              -------          -------       -------      -------
(Loss) income from continuing operations                                       (1,620)           1,248        (3,258)       6,102
Income from discontinued operations                                                --              242           440        1,003
Gain on sale of discontinued operations                                           187               --         6,189           --
                                                                              -------          -------       -------      -------
Net (loss) income available (attributable) to common stockholders - diluted   $(1,433)         $ 1,490       $ 3,371      $ 7,105
                                                                              =======          =======       =======      =======
Denominator:
Weighted average common shares                                                  6,597            6,597         6,597        6,597
Non-vested restricted stock                                                       (22)             (24)          (23)         (24)
                                                                              -------          -------       -------      -------
Adjusted weighted average common shares - basic                                 6,575            6,573         6,574        6,573
Dilutive effect of Series B preferred stock                                       496              433           496          497
Dilutive effect of stock options and non-vested restricted stock                   19               47            19           14
                                                                              -------          -------       -------      -------
Adjusted weighted average common shares and assumed
  conversions - diluted                                                         7,090            7,053         7,089        7,084
                                                                              =======          =======       =======      =======
Basic (loss) earnings per common share:
   From continuing operations                                                 $ (0.25)         $  0.19       $ (0.50)     $  0.93
   From discontinued operations                                                    --             0.04          0.07         0.15
   Gain on sale of discontinued operations                                       0.03               --          0.94           --
                                                                              -------          -------       -------      -------
Basic (loss) earnings per common share                                        $ (0.22)         $  0.23       $  0.51      $  1.08
                                                                              -------          -------       -------      -------
Diluted (loss) earnings per common share(1):
   From continuing operations                                                 $ (0.25)         $  0.18       $ (0.50)     $  0.86
   From discontinued operations                                                    --             0.03          0.07         0.14
   Gain on sale of discontinued operations                                       0.03               --          0.94           --
                                                                              -------          -------       -------      -------
Diluted (loss) earnings per common share                                      $ (0.22)         $  0.21       $  0.51      $  1.00
                                                                              =======          =======       =======      =======


(1) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share from continuing operations, as well as the diluted earnings per share from discontinued operations and from gain on sale of discontinued operations for the three and nine month periods ended September 30, 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on net earnings per share for the three and nine month periods ended September 30, 2000.



         Certain options to purchase common stock were outstanding during the three months and nine months ended September 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price for the common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                      -------------------------------------  --------------------------------------
                                            2000               1999                 2000               1999
                                            ----               ----                 ----               ----
Options outstanding                        500,304           347,115              500,304            437,178
Range of exercise prices               $5.50 - $11.75     $7.50 - $11.75       $5.50 - $11.75     $5.88 - $11.75

NOTE 6 - DEBT

         In July 1998, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with five banking institutions, which provided for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. Prior to the Limited Waiver and Fourth Amendment to Revolving Credit Agreement (described below), the security interest in the Company's assets and the pledge of the Company's subsidiaries' stock was eligible for release if the Company achieved certain senior debt ratings or if certain financial ratios were met and maintained.

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

         Amounts borrowed under the Revolving Credit Agreement bear interest at variable rates based, at the Company's option on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or (b) the higher of (i) the BankBoston, N.A. base lending rate and
(ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears.

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

         On December 31, 1999, the Company entered into the Third Amendment to the Revolving Credit Agreement (the "Third Amendment") to return the amount of secured borrowings or the issuance of letters of credit to the initial aggregate amount of $75.0 million, and reschedule the automatic reductions and amend the leverage coverage ratio covenant. Pursuant to the Third Amendment, the aggregate amount of borrowings was to be automatically reduced by $5.0 million on November 30, 2000 and December 31, 2000 and by $1.5 million at the end of each quarter beginning March 31, 2001 through June 30, 2003. On May 1, 2000, the Company entered into the Limited Waiver and Fourth Amendment to Revolving Credit Agreement (the "Limited Waiver and Fourth Amendment"). The Limited Waiver and Fourth Amendment reduces the aggregate amount of secured borrowings or the issuance of letters of credit to $55.0 million, reschedules the automatic reductions, eliminates the eligibility for early security release and contains certain other amendments, which were effective with the sale of the Crown Divisions in May 2000. Pursuant to the Limited Waiver and Fourth Amendment, the aggregate amount of borrowings is automatically reduced by $5.0 million on December 31, 2000, by $5.0 million on December 31, 2001 and by $7.5 million on December 31, 2002. The Limited Waiver and Fourth Amendment also consented to the sale of the Crown Divisions, released any security interest in the Crown assets, released Crown Canada as a guarantor and provides for the elimination of the borrowing base if, on April 10, 2001, no Default or Event of Default exists. Pursuant to the Limited Waiver and Fourth Amendment, the lenders agreed to waive compliance with the leverage ratio, the interest coverage ratio and the liabilities to net worth ratio covenants for the quarter ended March 31, 2000.

         At June 30, 2000, the Company was in violation of its interest coverage and leverage ratio covenants. On August 18, 2000, the Company entered into a Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until September 30, 2000, provided the Company's borrowings and outstanding letters of credit under the Revolving Credit Agreement did not exceed $52 million and the Company met certain other conditions. Pursuant to the Forbearance Agreement, outstanding borrowings under the Revolving Credit Agreement during the forbearance period bore interest as set forth in the Revolving Credit Agreement plus 1/2% per annum.

         On September 29, 2000, the Company entered into the Second Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until November 15, 2000, provided the Company's borrowings and outstanding letters of credit under the Revolving Credit Agreement do not exceed $52 million, the borrowing base exceeds the sum of the Company's borrowings plus outstanding letters of credit under the Revolving Credit Agreement by $20 million and the Company meets certain other conditions. At September 30, 2000, the borrowing base exceeded the sum of the Company's borrowings plus outstanding letters of credit under the Revolving Credit Agreement by $21.7 million. Pursuant to the Second Forbearance Agreement, outstanding borrowings under the Revolving Credit Agreement during the forbearance period bear interest as set forth in the Revolving Credit Agreement plus 1/2% per annum.

         The Company believes it is in violation of the interest coverage and leverage ratios at September 30, 2000.

         The Company is in the process of seeking alternate sources of capital from other lenders to replace the Revolving Credit Agreement. Accordingly, borrowings under the Revolving Credit Agreement are classified as a current liability in the accompanying condensed consolidated balance sheet as of September 30, 2000. Although no assurance can be given, the Company believes that it will be successful in securing alternate sources of capital from other lenders. Simultaneously, the Company is in the process of seeking a third forbearance to allow the time necessary for the Company to secure the alternate sources of capital from other lenders to replace the Revolving Credit Agreement. Although no assurance can be given, the Company believes that it will be successful in obtaining a third forbearance.

         At September 30, 2000, borrowings under the Company's Revolving Credit Agreement were $36.1 million. The Company also has $5.0 million of borrowings under floating rate industrial revenue bonds, which bear interest based upon a short-term tax-exempt bond index and mature in the year 2013. At September 30, 2000, deferred debt expense of $0.4, and $0.2 was associated with the Revolving Credit Agreement and the floating rate industrial revenue bonds, respectively. Outstanding letters of credit totaled $9.2 million at September 30, 2000, including $5.0 million to support borrowings under the floating rate industrial revenue bonds. At November 6, 2000, borrowings under the Revolving Credit Agreement were $40.7 million and outstanding letters of credit totaled $9.2 million.

NOTE 7 - SERIES B CONVERTIBLE PREFERRED STOCK

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

NOTE 8 - ACQUISITION

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

NOTE 9 - DISPOSITION OF BUSINESS SEGMENT

         Effective May 5, 2000, the Company sold substantially all of the assets and liabilities of its Crown Division Specialty Metal Fabrication segment to Leggett & Platt, Incorporated in a transaction valued at $37.5 million, comprised of $28.65 million in cash and the assumption of $8.0 million of Industrial Revenue Bonds due 2010 and an unfunded pension liability of $0.85 million. The Company recorded a gain of $6.2 million, net of tax, which is reported as gain on sale of discontinued operations in the condensed consolidated statements of income. Crown designs and manufactures precision specialty fabricated metal enclosures and components for a variety of telecommunications and industrial applications and designs, manufactures and installs specialized interiors and components for a variety of vans, utility trucks and other specialized vehicles. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement.

         The following table presents the consolidated results of continuing operations for the periods indicated on a pro forma basis, assuming the reduction in debt resulting from the disposition of the Specialty Metal Fabrication segment as if it had occurred on January 1, 1999.

(unaudited)                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
(in thousands)                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                            ------------------      -----------------
                                                                             2000        1999       2000         1999
                                                                             ----        ----       ----         ----
Sales                                                                      $ 53,625    $58,163    $155,894    $159,748
Cost of sales                                                                41,562     42,662     120,305     116,482
                                                                           --------    -------    --------    --------
Gross margin                                                                 12,063     15,501      35,589      43,266
Selling, general and administrative expenses                                 12,764     12,121      35,827      34,120
Plant closure and severance costs                                               425          -       1,220         325
                                                                           --------    -------    --------    --------
Income (loss) from continuing operations before interest and taxes           (1,126)     3,380      (1,458)      8,821
Interest expense, net                                                         1,071        655       2,975       1,578
                                                                           --------    -------    --------    --------
Income (loss) from continuing operations before taxes                        (2,197)     2,725      (4,433)      7,243
Provision (benefit) for income taxes                                           (577)     1,179      (1,521)       (239)
                                                                           --------    -------    --------    --------
Net income (loss) from continuing operations                               $ (1,620)    $1,546     $(2,912)     $7,482
                                                                           ========    =======     =======    ========

Basic earnings (loss) from continuing operations per common share           $ (0.25)     $0.24      $(0.44)      $1.14
                                                                            =======     ======      ======       =====
Diluted earnings (loss) from continuing operations per common share(1)      $ (0.25)     $0.22      $(0.44)      $1.06
                                                                            =======     ======      ======       =====

(1) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share from continuing operations for the three month and nine month periods ended September
         30, 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss per share for the three month and nine month periods ended September 30, 2000.

NOTE 10 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging contracts. The FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137") "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," in June 1999, deferring the effective date of SFAS No. 133 to be fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is being assessed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1999

         Net sales for the three months ended September 30, 2000 declined 7.8% to $53.6 million compared with $58.2 million for the three months ended September 30, 1999. Sales in the Aftermarket Heating and Cooling Systems segment declined $3.2 million, or 6.7%, from the comparable 1999 quarter. This reflects lower unit volume in complete radiators and heaters to major retail customers, lower radiator core sales to the direct market and flat sales of air conditioning parts. Demand for the Company's Aftermarket Heating and Cooling Systems products during the quarter continued to be affected negatively by inventory adjustments on the part of the large retailers, coupled with mild weather conditions in most parts of the country. Sales of OEM Heat Transfer Systems products declined $1.3 million, or 13.5%, from the prior-year third quarter primarily due to the recent decline in demand in the overall heavy-duty truck market.

         In the third quarter of 2000, consolidated gross margins were $12.1 million compared with $15.5 million in the year ago third quarter. As a percentage of sales, gross margins were 22.5% in the 2000 third quarter compared with 26.7% in the third quarter of 1999. In the Aftermarket Heating and Cooling Systems segment, gross margins continued to be affected negatively by lower manufacturing cost absorption resulting from the Company's decision to reduce production levels in order to lower inventory and debt levels more aggressively by the end of the year. Pricing actions taken earlier in the year to respond to competitive pressures for Aftermarket products also continued to impact gross margins negatively during the third quarter. Gross margins in the OEM Heat Transfer Systems segment were negative primarily due to the lack of absorption of manufacturing costs as a result of the sudden decline in sales and production volume.

         Selling, general and administrative expenses increased $0.6 million, or 5.3%, due to a $0.3 million charge for doubtful collection reserves, higher professional fees and the comparative impact of a reduction of employee medical insurance accruals in the third quarter of 1999. These increases were partially offset by the comparative affect of a $0.3 million charge recorded in the third quarter of 1999 for legal fees and settlement costs associated with the settlement of an employment-related lawsuit. During the third quarter of 2000, the Company recorded a severance charge of $0.4 million related to the previously announced departure of the Company's President and CEO.

         Net interest expense declined $0.1 million, or 9.2%, for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. As a result of applying the proceeds from the May 5, 2000 sale of the Specialty Metal Fabrication segment to reduce debt, average debt outstanding during the third quarter of 2000 declined compared with average debt outstanding during the third quarter of 1999. The impact of lower average outstanding debt was partially offset by higher effective interest rates during the third quarter of 2000 compared with the third quarter of 1999.

         The Company's effective tax rate of 26.3% for the third quarter of 2000 is comprised of the U. S. Federal Income tax rate, plus the estimated aggregate effective rate for state and local income taxes. The third quarter 2000 rate reflects an adjustment to the year-to-date tax rate to reduce the tax benefit arising from the loss from continuing operations for the impact of non-deductible expenses for tax purposes. The rate decreased from the third quarter 1999 rate of 43.3%, reflecting the reduction of the tax benefit from the loss from continuing operations resulting from non-tax deductible expenses expected in 2000.

         The loss from continuing operations in the third quarter of 2000 was $1.2 million, or $0.17 per basic and diluted common share, excluding the effect of the severance and doubtful collection charges. This compares with earnings from continuing operations in the third quarter of 1999 of $1.4 million, or $0.21 per basic common share and $0.20 per diluted common share, excluding the effect of legal settlement costs. Including the effect of the severance and doubtful collection charges, the loss from continuing operations for the third quarter of 2000 was $1.6 million, or $0.25 per basic and diluted common share. Including the effect of legal settlement costs, income from continuing operations for the third quarter of 1999 was $1.2 million, or $0.18 per basic common share and $0.18 per diluted common share.

         The Company sold its Crown Specialty Metal Fabrication segment to Leggett & Platt, Incorporated on May 5, 2000 and, accordingly, the Specialty Metal Fabrication segment is accounted for as a discontinued operation. In the third quarter of 2000, the Company adjusted the estimated effective tax rate on the gain on the sale of discontinued operations and, accordingly recorded $0.2 million, or $0.03 per basic and diluted common share, of additional gain for the three months ended September 30, 2000. Income from discontinued operations was $0.2 million, or $0.04 per basic common share and $0.03 per diluted common share for the third quarter of 1999.

         The net loss for the third quarter of 2000 was $1.4 million, or $0.22 per basic and diluted common share, compared with net income of $1.5 million, or $0.23 per basic common share and $0.21 per diluted common share in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net sales for the nine months ended September 30, 2000 declined 2.4% to $155.9 million compared with $159.7 million for the nine months ended September 30, 1999. Sales in the Aftermarket Heating and Cooling Systems segment declined $4.9 million, or 3.7%, from the comparable 1999 period. Complete radiator unit volume was essentially flat year over year as volume declines to the retail channel were offset by volume increases to warehouse distributors and the direct market. Radiator core sales declined as the market continues to shift to complete radiators. Heater sales declined during the first nine months of 2000 as heater shipments to the retail channel have been moved into the fourth quarter. Compared with the comparable nine month period last year, condenser sales increased as a result of a large shipment to a retail customer during the first quarter, while sales of other air conditioning parts were essentially flat. Sales for the first nine months were negatively impacted by lower volume due to lower market demand and pricing actions in response to competitive pressures. Sales in the OEM Heat Transfer Systems segment increased by $1.0 million, or 3.6%, compared with the comparable 1999 period due to strong demand in the class 8 truck and specialty vehicle and industrial application markets in the first half of the year.

         Consolidated gross margins for the nine months ended September 30, 2000 were $35.6 million compared to $43.3 million for the nine months ended September 30, 1999. As a percent of sales, gross margins declined to 22.8% in the first nine months of this year from 27.1% in the prior year first nine months. Gross margins for the nine months ended September 30, 2000 reflect lower margins in the Aftermarket Heating and Cooling Systems segment primarily due to lower production rates implemented as part of the inventory and debt reduction plan, which have resulted in decreased manufacturing cost absorption. In addition, the start up of production in Mexico of two new products, plastic tank aluminum core radiators and six-millimeter condensers, resulted in temporary manufacturing inefficiencies in the 2000 nine-month period. Pricing activity in response to competitive pressures in the Aftermarket also negatively affected gross margins during this period. Gross margins in the OEM Heat Transfer Systems segment were basically flat compared with the prior year nine-month period as the significant slowing of demand negated the impact of improvements in manufacturing efficiencies and cost management.

         Selling, general and administrative expenses increased $1.7 million or 5.0%, as a result of higher freight costs resulting from higher fuel prices, higher professional fees associated with certain strategic initiatives and a

$0.3 million charge for doubtful collections. Increased headcount to position the Aftermarket air conditioning parts operation for future growth, inflation-related employee cost increases in the Aftermarket Heating and Cooling Systems segment and the comparative impact of reducing employee medical insurance accruals in the third quarter of 1999 also contributed to the increase.

         Plant closure costs of $0.8 million were incurred during the nine months ended September 30, 2000 related to actions taken in the Aftermarket Heating and Cooling Systems segment to close the Houston, Texas regional radiator manufacturing plant and to consolidate the Santa Fe Springs, California distribution center into the existing distribution facility in Memphis, Tennessee. In addition, a severance charge of $0.4 million related to the previously announced departure of the Company's President and CEO was recorded during the nine months ended September 30, 2000. Plant closure costs of $0.3 million related to the closure of the Company's Philadelphia, Pennsylvania and Atlanta, Georgia replacement automotive air conditioning condenser manufacturing plants and legal and settlement costs related to an employment-related lawsuit were recognized during the nine months ended September 30, 1999.

         Net interest expense increased $0.3 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This increase resulted from higher average debt levels associated with higher working capital levels in the Aftermarket Heating and Cooling Systems segment, coupled with higher effective interest rates. The impact of these factors was partially offset by lower debt levels resulting from the application of the proceeds from the May 2000 sale of the Specialty Metal Fabrication segment to reduce debt.

         The Company's effective tax rate of 34.3% for the nine months ended September 30, 2000 is comprised of the U. S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes. The rate decreased from the 1999 rate of 42.8%, reflecting the reduction of the tax benefit arising from the loss from continuing operations for the expected impact in 2000 of non-deductible expenses for tax purposes. During the nine months ended September 30, 1999, the Company recognized a non-recurring, non-cash deferred tax benefit of $2.9 million related to the change in the organizational structure of its GO/DAN Industries operation from a partnership to a corporation.

         Excluding plant closure and severance costs, the loss from continuing operations for the nine months ended September 30, 2000 was $2.3 million, or $0.35 per basic and diluted common share. Including plant closure and severance costs, the loss from continuing operations for the nine months ended September 30, 2000 was $3.3 million, or $0.50 per basic and diluted common share. This compares with income from continuing operations of $3.6 million, or $0.55 per basic common share and $0.51 per diluted common share, for the nine months ended September 30, 1999, excluding plant closure and legal settlement costs and the non-recurring, non-cash deferred tax benefit. Including the effect of plant closure and legal settlement costs and the non-recurring, non-cash deferred tax benefit, income from continuing operations for the first nine months of 1999 was $6.1 million, or $0.93 per basic common share and $0.86 per diluted common share.

         The Company sold its Crown Specialty Metal Fabrication segment to Leggett & Platt, Incorporated on May 5, 2000 and, accordingly, the Specialty Metal Fabrication segment is accounted for as a discontinued operation. As a result of the sale, the Company reported a net gain on the sale of discontinued operations of $6.2 million, or $0.94 per basic and diluted common share for the nine months ended September 30, 2000. Income from discontinued operations for the nine months ended September 30, 2000 was $0.4 million, or $0.07 per basic and diluted common share, compared with $1.0 million, or $0.15 per basic common share and $0.14 per diluted common share, for the nine months ended September 30, 1999.

         Net income for the nine months ended September 30, 2000 was $3.4 million, or $0.51 per basic and diluted common share, compared with net income of $7.1 million, or $1.08 per basic common share and $1.00 per diluted common share, in the comparable period of 1999.

 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         In July 1998, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with five banking institutions, which provided for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement is secured by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement expires on July 1, 2003. Prior to the Limited Waiver and Fourth Amendment to Revolving Credit Agreement (described below), the security interest in the Company's assets and the pledge of the Company's subsidiaries' stock was eligible for release if the Company achieved certain senior debt ratings or if certain financial ratios were met and maintained.

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

         Amounts borrowed under the Revolving Credit Agreement bear interest at variable rates based, at the Company's option on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or (b) the higher of (i) the BankBoston, N.A. base lending rate and
(ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement is payable quarterly, in arrears.

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

         On December 31, 1999, the Company entered into the Third Amendment to the Revolving Credit Agreement (the "Third Amendment") to return the amount of secured borrowings or the issuance of letters of credit to the initial aggregate amount of $75.0 million, and reschedule the automatic reductions and amend the leverage coverage ratio covenant. Pursuant to the Third Amendment, the aggregate amount of borrowings was to be automatically reduced by $5.0 million on November 30, 2000 and December 31, 2000 and by $1.5 million at the end of each quarter beginning March 31, 2001 through June 30, 2003. On May 1, 2000, the Company entered into the Limited Waiver and Fourth Amendment to Revolving Credit Agreement (the "Limited Waiver and Fourth Amendment"). The Limited Waiver and Fourth Amendment reduces the aggregate amount of secured borrowings or the issuance of letters of credit to $55.0 million, reschedules the automatic reductions, eliminates the eligibility for early security release and contains certain other amendments, which were effective with the sale of the Crown Divisions in May 2000. Pursuant to the Limited Waiver and Fourth Amendment, the aggregate amount of borrowings is automatically reduced by $5.0 million on December 31, 2000, by $5.0 million on December 31, 2001 and by $7.5 million on December 31, 2002. The Limited Waiver and Fourth Amendment also consented to the sale of the Crown Divisions, released any security interest in the Crown assets, released Crown Canada as a guarantor and provides for the elimination of the borrowing base if, on April 10, 2001, no Default or Event of Default exists. Pursuant to the Limited Waiver and Fourth Amendment, the lenders agreed to waive compliance with the leverage ratio, the interest coverage ratio and the liabilities to net worth ratio covenants for the quarter ended March 31, 2000.

         At June 30, 2000, the Company was in violation of its interest coverage and leverage ratio covenants. On August 18, 2000, the Company entered into a Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until September 30, 2000, provided the Company's borrowings and outstanding letters of credit under the Revolving Credit Agreement did not exceed $52 million and the Company met certain other conditions. Pursuant to the Forbearance Agreement, outstanding borrowings under the Revolving Credit Agreement during the forbearance period bore interest as set forth in the Revolving Credit Agreement plus 1/2% per annum.

         On September 29, 2000, the Company entered into the Second Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until November 15, 2000, provided the Company's borrowings and outstanding letters of credit under the Revolving Credit Agreement do not exceed $52 million, the borrowing base exceeds the sum of the Company's borrowings plus outstanding letters of credit under the Revolving Credit Agreement by $20 million and the Company meets certain other conditions. At September 30, 2000, the borrowing base exceeded the sum of the Company's borrowings plus outstanding letters of credit under the Revolving Credit Agreement by $21.7 million. Pursuant to the Second Forbearance Agreement, outstanding borrowings under the Revolving Credit Agreement during the forbearance period bear interest as set forth in the Revolving Credit Agreement plus 1/2% per annum.

          The Company believes it is in violation of the interest coverage and leverage ratios at September 30, 2000.

         The Company is in the process of seeking alternate sources of capital from other lenders to replace the Revolving Credit Agreement. Accordingly, borrowings under the Revolving Credit Agreement are classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2000. Although no assurance can be given, the Company believes that it will be successful in securing alternate sources of capital from other lenders. Simultaneously, the Company is in the process of seeking a third forbearance to allow the time necessary for the Company to secure the alternate sources of capital from other lenders to replace the Revolving Credit Agreement. Although no assurance can be given, the Company believes that it will be successful in obtaining a third forbearance.

         At September 30, 2000, borrowings under the Company's Revolving Credit Agreement were $36.1 million. The Company also has $5.0 million of borrowings under floating rate industrial revenue bonds, which bear interest based upon a short-term tax-exempt bond index and mature in the year 2013. At September 30, 2000, deferred debt expense of $0.4 million and $0.2 million was associated with the Revolving Credit Agreement and the floating rate industrial revenue bonds, respectively. Outstanding letters of credit totaled $9.2 million at September 30, 2000, including $5.0 million to support borrowings under the floating rate industrial revenue bonds. At November 6, 2000, borrowings under the Revolving Credit Agreement were $40.7 million and outstanding letters of credit totaled $9.2 million.

          During the first nine months of 2000, the Company required $9.0 million of cash to support its operations. Cash was required to fund a $8.9 million inventory build up and to support the seasonal increase of $4.0 million in accounts receivable the Aftermarket Heating and Cooling Systems segment. Cash of $2.1 million was required to fund the net loss plus total adjustments to reconcile net income to net cash used in operating activities. The additional minimum pension liability declined by $0.6 million and the current deferred tax asset increased by $0.6 million. An increase in accounts payable and accrued expenses provided $7.8 million of cash.

         Capital spending during the first nine months of 2000 totaled $3.7 million. The Company paid two cash dividends of $0.05 per common share totaling $0.7 million in the aggregate during the first nine months of 2000. On September 15, 2000, the Company announced that the Board of Directors had elected to discontinue the quarterly cash dividend on the Company's common stock in order to improve financial liquidity and support strategic growth initiatives such as the air conditioning Aftermarket business. During the nine months ended September 30, 2000, the Company paid cash dividends to its preferred stockholder of $0.1 million. Net proceeds from the sale of the Specialty Metal Fabrication segment totaled $26.8 million. Net borrowings under the Revolving Credit Agreement decreased by $13.4 million from December 31, 1999.

         The future liquidity and ordinary capital needs of the Company in the near term are expected to be met from a combination of cash flow from operations and borrowings under the Revolving Credit Agreement. As previously discussed, the Company is in the process of seeking alternate sources of capital from other lenders to replace the Revolving Credit Agreement. Although no assurance can be given, the Company believes that it will be successful in securing alternate sources of capital from other lenders. However, the capital for major growth initiatives may exceed the aggregate amount of borrowings available to the Company from lenders. If this were to occur, the Company would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing additional sources of capital.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company, including inventory and debt reductions, are subject to business conditions and growth in the general economy and the automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Improvements in manufacturing efficiencies and reduction of costs are subject to a number of factors, including but not limited to, the ability of management to implement improvements in workforce efficiencies and the timing of such improvements. Obtaining additional capital is dependent on market conditions and the Company's financial condition.


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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

(2.1) Asset Purchase Agreement dated as of April 17, 2000 by and among TransPro, Inc. and Leggett & Platt, Incorporated(1)

(10.1) Limited Waiver and Fourth Amendment to Revolving Credit Agreement dated May 1, 2000(2)

(10.2)   Forbearance agreement dated as of August 18, 2000

(10.3)   Forbearance agreement dated as of September 29, 2000

(27)     Financial Data Schedule

------------------------
(1) Incorporated by reference to the Company's Form 8-K filed May 2, 2000 (File No. 1-13894)

(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13894)

b)       Reports on Form 8-K.

On September 19, 2000 the Company filed a Current Report on Form 8-K announcing the discontinuation of its quarterly dividend to shareholders.

On September 29, 2000 the Company filed a Current Report on Form 8-K announcing the resignation of its President and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRANSPRO, INC.
                                     (Registrant)


Date: November 14, 2000           By:    /s/ Henry P. McHale
                                         --------------------------------------
                                         Henry P. McHale
                                         President, Chief Executive
                                         Officer and Director

Date: November 14, 2000           By:    /s/ Timothy E. Coyne
                                         --------------------------------------
                                         Timothy E. Coyne
                                         Vice President, Treasurer,
                                         Secretary, Controller and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)