Form 10-K
period 2000-12-31
TRANSPRO INC
filed 2001-03-30
CIK 948844

                                  UNITED STATES
                                                       DRAFT #4 - MARCH 26, 2001
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

                                      NONE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at March 1, 2001 was $18,321,131. On that date, there were 6,590,335 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II hereof.

         Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

         Exhibit Index is on pages 14 through 17 of this report.

                                 TRANSPRO, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                                                                                                   PAGE
                                                                                                                   ----
                                     PART I
Item 1.         Business                                                                                             3

Item 2.         Properties                                                                                           9

Item 3.         Legal Proceedings                                                                                   10

Item 4.         Submission of Matters to a Vote of Security Holders                                                 10


                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                               11

Item 6.         Selected Financial Data                                                                             12

Item 7.         Management's Discussion and Analysis of Financial Condition and Results                             12
                   of Operations


Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                                          12

Item 8.         Financial Statements and Supplementary Data                                                         13

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                13


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant                                                  13

Item 11.        Executive Compensation                                                                              13

Item 12.        Security Ownership of Certain Beneficial Owners and Management                                      13

Item 13.        Certain Relationships and Related Transactions                                                      13


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     14

Signatures                                                                                                          18

                                     PART I

ITEM 1.  BUSINESS

     TransPro, Inc. (the "Company") designs, manufactures and markets radiators, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive aftermarket. In addition, the Company manufactures and distributes radiators, charge air coolers, oil coolers and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment and the heavy truck aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

GENERAL DEVELOPMENT OF BUSINESS

     The Company currently operates in two business segments, Aftermarket Heating and Cooling Systems and Original Equipment Manufacturer ("OEM") Heat Transfer Systems. The Company is comprised of three operating divisions that supply products and services to the automotive and truck aftermarkets and original equipment manufacturers of trucks and other industrial products. The Aftermarket Heating and Cooling Systems segment includes the Company's GO/DAN Industries, Inc. division ("GDI") and the air conditioning parts division. GDI is a producer of replacement radiators and other heat transfer products for the automotive and truck aftermarkets. The air conditioning parts division ("Evap") is a manufacturer and distributor of replacement automotive air conditioning parts for the automotive aftermarket and a re-manufacturer of air conditioning compressors primarily for import applications in the automotive aftermarket. The OEM Heat Transfer Systems segment consists of the Company's G&O Manufacturing Company division ("G&O") which produces and supplies radiators, charge air coolers, and engine cooling system components for OEMs of heavy trucks and industrial and off-highway equipment.

     The Company's origins date back to 1915 when G&O commenced operations in New Haven, Connecticut as a manufacturer of radiators for custom built automobiles, fire engines and original equipment radiators for Ford Motor Company ("Ford"). Allen Telecom Inc. ("Allen," formerly The Allen Group Inc.) acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. The specialty metal fabrication business commenced operations in 1947 to install specialized interiors in utility trucks and vans for commercial fleets and design, manufacture and assemble fabricated metal parts for light truck telecommunications and other industrial customers and was acquired by Allen in 1967 as part of the same strategy to become a broad-based automotive supplier. GDI was formed in 1990 when Allen contributed a portion of its G&O division and other assets, which together represented all of Allen's aftermarket radiator business, and Handy & Harman contributed substantially all of the assets of its then wholly owned subsidiaries, Daniel Radiator Corporation, Jackson Industries, Inc., Lexington Tube Co., Inc. and US Auto Radiator Manufacturing Corporation, to form a 50/50 joint venture partnership. In 1995, Allen contributed all of the assets and liabilities of G&O and the specialty fabricated metal products business and Allen's interest in GDI to the Company. Immediately thereafter, Allen caused GDI to redeem Handy and Harman's ownership interest in GDI. On September 29, 1995, Allen spun off the Company to Allen's stockholders. The Company added replacement automotive air conditioning condensers to its Aftermarket product line with the acquisition of substantially all of the assets, and the assumption of certain liabilities, of Rahn Industries effective August 1996. In December 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Vehicle Management Systems Inc. ("VMS"), a small Canadian van upfitter, to extend its geographic coverage for vehicle conversions into Canada. The Company added replacement automotive air conditioning parts to its aftermarket product line with the acquisition of the outstanding stock of Evap in a purchase transaction effective August 1, 1998. The Company added re-manufactured automotive air conditioning compressors to its aftermarket product line with the acquisition of the outstanding stock of A/C Plus, Inc. ("A/C Plus") in a purchase transaction effective February 1, 1999. Effective April 1, 1999, GDI changed its organizational structure from a partnership to a corporation. Effective December 31, 2000, A/C Plus was merged into Evap.

     In 1999, the Company decided to concentrate its efforts on its heating and cooling systems businesses. Effective May 5, 2000, the Company sold substantially all of the assets, including the stock of Crown VMS Canada, Ltd., and liabilities of its specialty metal fabrication business to Leggett &
Platt, Incorporated in a transaction valued at $37.5 million, comprised of $28.7 million in cash and the assumption of $8.0 million of Industrial Revenue Bonds due in 2010 and an unfunded pension liability of $0.9 million. The Company recorded a gain of $6.0 million, net of $3.9 million of tax.

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

PRINCIPAL PRODUCTS AND SERVICES

     The Company designs, manufactures and markets radiators, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive aftermarket. In addition, the Company manufactures and distributes radiators, charge air coolers, oil coolers and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment and the heavy truck aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

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

      The Company introduced its Ready Rad(R) Heatbuster ("Heatbuster") line of complete radiators in 1994. This line of replacement radiators is specially designed to provide approximately 20% more cooling capability than a standard radiator. The Heatbuster line is an ideal replacement radiator for vehicles, which are used for towing, hauling, plowing, or off-highway purposes, and as a result, it has been particularly popular in the growing light truck market of the automotive fleet.

     Radiator Cores. A radiator core is the largest and most expensive component of a complete radiator. The Company's Ready-Core(R) line consists of 2,500 models of radiator cores for automobiles and light trucks. Given the wide range of cores required by today's automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours. The Company is able to provide same day service to virtually the entire United States using its 11 strategically positioned regional manufacturing plants.

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

     The Company's Ready-Aire(R) line of heater cores is recognized as an industry leader and its models utilize both cellular and tubular technology. Traditional heater cores utilize folded metal cellular construction to transport coolant through the unit, while the more modern models transport coolant through tubes. The Company introduced its tubular CT Ready-Aire(R) line of heater cores in 1988, and its CT heater cores now account for approximately 30% of the Company's total heater core sales.

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

     Air Conditioning Condensers. Automotive air conditioning condensers were added to the GDI product line in 1996 through the acquisition of Rahn Industries, Inc., an aftermarket manufacturer and supplier of automotive air conditioning condensers. Air conditioning condensers are a component of a vehicle's air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. GDI distributes this product under the Ready-Aire(R) brand and has fully integrated this product into its distribution network. GDI catalogs more than 750 condenser part numbers.

     Air Conditioning Parts

     Through its air conditioning parts division, the Company provides one of the most extensive catalogs of replacement automotive air conditioning parts and compressors to the automotive and truck aftermarkets.

     Compressors. The Company re-manufactures more than 1,500 models of replacement air conditioning compressors for import applications in the automotive and truck aftermarkets. The Company also sells approximately 2,000 air conditioning compressor models for replacement in both the domestic and import automotive and truck aftermarkets. The compressor is designed to compress low-pressure vapor refrigerant, which it draws from the evaporator into a high-pressure gas. This gas is then pumped to the condenser.

     Accumulators. The Company offers over 500 accumulator models. Accumulators act as a reservoir that prevents liquid refrigerant from reaching the compressor. The accumulator uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants.

     Evaporators. The Company offers over 400 evaporator models. Automotive air conditioning evaporators are designed to remove heat from the passenger compartment. The core is generally located under the dash or adjacent to the fire wall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways and forcing warm air from the passenger compartment over the core. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated.

     Air Conditioning Parts and Supplies. The Company sells an extensive line of other air conditioning parts and supplies. These other component parts include driers, hose and tube assemblies, blowers and fan clutches.

OEM HEAT TRANSFER SYSTEMS

     Through its G&O Division, the Company designs, manufactures and markets radiators and charge air coolers to OEMs of heavy duty trucks, buses, as well as industrial and off-highway equipment such as generator sets, construction vehicles, railroad locomotives and military equipment. The Company's Jackson, Mississippi production facility is ISO 9002 certified and is currently employing QS-9000 principles in anticipation of obtaining QS-9000 certification in the future.

     Radiators. The Company custom designs, manufactures and sells approximately 350 different models of radiators, which are specifically designed and engineered to meet customer specifications. The Company's radiators are specifically engineered to withstand a variety of demanding customer applications. The Company's radiators are sold under the widely-recognized Ultra-Fused(R) brand name utilizing welded tube-to-header core construction and are specifically engineered to meet customer specifications to withstand a variety of demanding customer applications.

     Charge Air Coolers. The Company offers its OEM customers approximately 150 different models of aluminum charge air coolers. A charge air cooler is a device that is used to decrease the temperature of the turbo that is used by the engine in its combustion process, which in turn improves the operating efficiency of the engine and lowers its emission levels. The Company believes that the demand for charge air coolers will continue to increase as the Company's customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. In 1999, the Company obtained a U.S. Patent relating to its proprietary Ultra-Seal grommetted charge air cooler. This product offers significant improvements in performance and reliability and exceeds current industry guidelines for durability.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, EXPORT SALES AND DOMESTIC AND FOREIGN OPERATIONS

     The Company operates in two business segments, Aftermarket Heating and Cooling Systems and OEM Heat Transfer Systems. Applicable segment information appears in Note 3 of the Notes to Consolidated Financial Statements contained in the Registrant's 2000 Annual Report to Stockholders, certain portions of which are included in Item 8 of this Report. All such information is incorporated herein by reference. Export sales from North America were below 10% in each of the years reported. The Company has a manufacturing facility in Mexico. The net assets of the Company's Mexico operation were $9.3 million and $7.7 million as of December 31, 2000 and 1999, respectively. During 2000, 1999 and 1998, the Company had $5.8 million, $5.1 million and $4.8 million of sales in Mexico, respectively. Sales in Canada aggregated $1.0 million, $4.3 million and $1.4 million in 2000, 1999 and 1998, respectively.

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

     The Company's largest customer during 2000, 1999 and 1998 was AutoZone. AutoZone accounted for approximately 20%, 12% and 11% of net sales for 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, the Company had no other customers who individually accounted for greater than 10% of the Company's net sales.

SALES AND MARKETING

     The Company maintains a separate sales and marketing department at each of its principal operating units. By focusing its sales effort at the operating unit level, the Company enables its sales staff to develop a thorough understanding of such unit's technical and production capabilities and of the overall market in which such unit operates. The Company has approximately 150 individuals involved in sales and marketing efforts.

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

     The air conditioning parts division has an internal sales and marketing staff consisting of a Vice President of Sales and Marketing with staff that serves its existing customer base and seeks new customers. The air conditioning division also utilizes the GDI sales staff to identify and seek new customers. The air conditioning parts division also utilizes independent sales representatives to aid in its outside sales efforts.

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

COMPETITION

     The Company faces significant competition within each of the markets in which it operates. In its Aftermarket Heating and Cooling Systems product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, such as Modine Manufacturing ("Modine"), the internal operations of OEMs and, to a lesser extent, local and regional manufacturers. The Company's primary competition in the air conditioning replacement parts business includes Four Seasons, a division of Standard Motor Products, as well as numerous regional operators. The Company believes it can utilize its established distribution system to expand its air conditioning parts business nationally. The Company's principal methods of competition include product design, performance, price, service, warranty, product availability and timely delivery.

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

RAW MATERIALS AND SUPPLIERS

     The principal raw materials used by the Company in its Aftermarket Heating and Cooling Systems and OEM Heat Transfer Systems product lines are copper and brass. The Company also uses aluminum in its radiator, condenser, charge air cooler, and heater product lines. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 95% of its copper and brass requirements in 2000, 1999, and 1998. The Company has not experienced any significant supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.

     The Company typically executes purchase orders for its anticipated copper and brass requirements approximately three to six months prior to the actual delivery date. The purchase price for such copper and brass is established at the time orders are placed by the Company and not at the time of delivery. Copper prices had been trending downward through the end of 1998. Prices began to rise during the middle of 1999 and have leveled off during 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Item 7.

BACKLOG

     The Company's backlog was approximately $4.9 million at December 31, 2000 compared with approximately $7.8 million at December 31, 1999. Backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

SEASONALITY

     The Company expects the second and third quarters to be positively impacted, and the first and fourth quarters to be negatively impacted, by the operating results of the Aftermarket Heating and Cooling Systems segment, which typically experiences higher sales during the summer months, as the demand for replacement radiators and air conditioning parts and supplies increases, and lower sales during the winter months. Historically, the OEM Heat

Transfer Systems segment has experienced a slight decrease in revenues and operating income during the fourth quarter as results are affected by scheduled plant shut-downs for the holiday season.

RESEARCH AND DEVELOPMENT

     Research and development expenses were approximately $0.2 million for each of the years ended December 31, 2000, 1999 and 1998.

EMPLOYEES

     At December 31, 2000, the Company had approximately 1,644 employees. Of these employees, approximately 689 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Locals affiliated with the International Union of Electronic, Electrical, Technical, Salaried and Machine Workers (AFL-CIO) and the United Paperworkers International Union represent approximately 20% each of the Company's unionized employees. Approximately 59% of the Company's unionized employees are employed at the Company's Mexico plant and are represented by a local Mexican labor union. The Company has successfully re-negotiated five collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through 17 principal manufacturing and assembly facilities. The Company believes its property and equipment are in good condition and suitable for its needs. The Company estimates that its plants operate at between 40% and 95% of capacity on a six-day basis. The Company has sufficient capacity to increase production with respect to its replacement radiator and original equipment product lines and its air conditioning replacement parts business. The Company's principal manufacturing and assembly facilities are as follows:

                                            APPROXIMATE           OWNED/
             LOCATION                     SQUARE FOOTAGE          LEASED                        PRODUCT LINE
             --------                     --------------          ------                        ------------
New Haven, Connecticut                        158,800           Owned(1)         Corporate headquarters, GDI headquarters, G&O
                                                                                 headquarters, tubes for Aftermarket and original
                                                                                 equipment radiators.

Jackson, Mississippi                          135,885           Owned            Original equipment radiators.

Dallas, Texas                                  50,050           Leased           Replacement radiators (radiator cores).

Nuevo Laredo, Mexico                                            Leased           Replacement radiators (radiator cores).
                                              109,055
Maquoketa, Iowa                                                 Leased           Parts and tooling for replacement radiators.
                                               38,000
Los Angeles, California                                         Leased           Replacement air conditioning condensers.
                                               32,900

Arlington, Texas                              125,000           Leased           Air Conditioning Parts division headquarters,
                                                                                 remanufactured air conditioning compressors,
                                                                                 air conditioning parts and supplies.

-------------------------
(1)  Subject to IRB financing arrangements.

     In its Aftermarket Heating and Cooling Systems segment, the Company maintains a nationwide network of manufacturing and distribution facilities which enables the Company to provide its customers, generally, with same day delivery service. In addition to the three manufacturing facilities for replacement radiators described above, the Company also operates 10 fully equipped, regional manufacturing facilities. These 10 facilities are all leased, average approximately 11,000 square feet in size and are strategically located to generally provide same-day service to virtually the entire United States. The Company has sales branch locations at each of its regional manufacturing facilities, has 47 additional local branch offices, 18 independent agencies and one distribution center in Memphis, Tennessee that comprise its nationwide local distribution network. All of the Company's local branch distribution facilities are leased and are approximately 6,000 square feet in size.

ENVIRONMENTAL MATTERS

     As is the case with manufacturers of similar products, the Company uses certain hazardous substances in its operations, including certain solvents, lubricants, acids, paints and lead, and is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. During 1998, the Company was fined approximately $0.1 million in connection with certain pre-treatment water containment violations at its Jackson, Mississippi facility. These issues were satisfactorily resolved. The Company believes it is reasonably possible that environmental related liabilities might exist with respect to an industrial site formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operation or liquidity of the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

     Various legal actions are pending against or involve the Company with respect to such matters as product liability, casualty and employment-related claims. In the opinion of management, the aggregate liability, if any, that ultimately may be incurred in excess of amounts already provided should not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT*

                                         SERVED AS
                                          OFFICER          POSITION OR OFFICE WITH THE COMPANY & BUSINESS EXPERIENCE DURING PAST
            NAME           AGE             SINCE                                   FIVE (5) YEAR PERIOD
            ----           ---             -----                                   --------------------
Charles E. Johnson          55         March 2001          President, Chief Executive Officer and Director and President of GDI,
                                                           since 2001; Chief Executive Officer of Canadian General Tower, Ltd., 1997
                                                           through 2001 and, since 1996, President and Director; President and Chief Operating Officer of Equion Corporation, 1993 through 1996.

Jeffrey L. Jackson          53         August 1995         Vice President Human Resources, since 1995; Vice President of Human
                                                           Resources of GDI, 1992 through 1995.

Timothy E. Coyne            46         October 1996        Vice President Finance, Treasurer, Secretary, Chief Financial Officer
                                                           since 1998 and Corporate Controller, since 1996; Vice President of
                                                           Finance and Administration and Treasurer of Keene Corporation, 1990
                                                           through 1996.

John F. Della Ventura       52         February 1998       President of G&O, since 1998; Group Controller-Engine Systems of
                                                           Echlin, Inc. (which was acquired by Dana Corporation), 1990 through 1998.

Kevin J. O'Connor           55         February 2001       President - Air Conditioning Parts Division, since 2001;
                                                           Executive Vice President of GDI, 1993 through 2001

* All officers are elected by the Board of Directors.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. The number of stockholders of record of the Company's Common Stock as of the close of business on March 1, 2001, was 1,012. Information regarding market prices and dividends declared for the Company's Common Stock is shown below for 2000 and 1999. Market prices are closing prices quoted on the New York Stock Exchange, the principal exchange market for the Company's Common Stock. The Company discontinued the quarterly common stock cash dividend in September 2000. Under the provisions of the loan agreement entered into on January 4, 2001, the Company is prohibited from paying common stock dividends.

                                                  YEAR ENDED DECEMBER 31, 2000
                                                  ----------------------------
                                       1ST QTR        2ND QTR      3RD QTR         4TH QTR
                                       -------        -------      -------         -------
Market price of common stock
     ---High                           $ 6-1/2        $     6     $ 5-3/16        $ 3-11/16
     ---Low                             4-3/16          4-1/4       3-1/16            2-1/8
Dividends per common share             $   .05        $   .05     $     --        $      --

                                             YEAR ENDED DECEMBER 31, 1999
                                             ----------------------------
                                   1ST QTR        2ND QTR       3RD QTR      4TH QTR
                                   -------        -------       -------      -------
Market price of common stock
     ---High                       $ 6-1/4        $ 6-3/8     $ 7-15/16     $  6-7/8
     ---Low                         4-5/16          4-3/8       4-15/16        5
Dividends per common share         $   .05        $   .05     $     .05     $    .05

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference to "Financial Highlights" contained in the Registrant's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Registrant's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities.

     The Company's interest rate risk is most sensitive to changes in the U.S. interest rates. At December 31, 2000, the Company had a revolving credit agreement, under which approximately $40.0 million was outstanding. The revolving credit agreement bore interest at variable rates based on current indices. The weighted average interest rate on the revolving credit agreement during 2000 was 8.85%. Interest on the revolving credit agreement is based on, at the Company's option, changes in either the Eurodollar loan rate or the Federal Funds effective rate, plus an applicable margin based on certain Company ratios. The Company also has an Industrial Revenue Bond ("IRB") of $5.0 million outstanding at December 31, 2000, which matures in October 2013. The IRB had a weighted average interest rate of 4.40% during 2000. Interest on the IRB is based on the short-term tax exempt bonds index.

     On January 4, 2001, the Company entered into a loan agreement to replace the revolving credit agreement. At February 28, 2001, approximately $39.2 million was outstanding under the loan agreement. The loan agreement bears interest at variable rates based upon current indices. The weighted average interest rate from the inception of the loan agreement to February 28, 2001 was 9.24%.

     The Company has sales and a manufacturing facility in Mexico. The functional currency of the Company's operations in Mexico is the U.S. dollar. As a result, changes in the foreign currency exchange rates and changes in the economic conditions in Mexico could affect financial results. The Company has accounted for transactions associated with this foreign operation in accordance with the guidance established under Financial Accounting Standards No. 52, "Foreign Currency Translation." Generally, assets and liabilities are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average rate for the year. Property, plant and equipment and its associated depreciation and stockholders' equity are translated at the historical rate. Operating income or loss for the Mexico operation is included in the periodic results of operations of the Company. The Company believes it has mitigated the risk associated with its foreign operations through its management of inventory and other significant operating assets.

     Certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and aluminum markets may be subject to changes based on availability. The Company conducts its purchasing of such commodities generally through three to six month purchase order commitments. See "Raw Materials and Suppliers" in Part I of this Report for additional information on commodity pricing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein by reference to the Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders' Equity, the Notes to Consolidated Financial Statements and the "Report of Independent Accountants" contained in the Registrant's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Portions of the information required by this item are included in Part I hereof, on page 11 of this Report. Other information required by this item is contained in the Company's 2001 Proxy Statement under the heading, "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the Company's 2001 Proxy Statement under the heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Company's 2001 Proxy Statement under the headings "STOCK OWNERSHIP-Principal Stockholders and Directors and Officers" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Company's 2001 Proxy Statement, under the heading "CERTAIN TRANSACTIONS" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements of the Registrant

     The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 27, 2001, are incorporated herein by reference to the Registrant's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 to this Report.

         Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(a) (2) Financial Statement Schedules

     The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant included in Item 8 of this
Report:

     Schedule II - Valuation and Qualifying Accounts together with Report of Independent Accountants on Financial Statement Schedule, on pages 19 and 20 of this Report

     Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a) (3) Exhibits

     The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (c) below.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

(c) Exhibits -The following exhibits are filed as part of this report:

2.1               Agreement, dated June 15, 1995, between Allen Heat Transfer
                  Products, Inc., AHTP II, Inc., GO/DAN Industries and Handy &
                  Harman Radiator Corporation. (1)

2.2 Asset Purchase Agreement dated as of April 17, 2000 by and among TransPro, Inc. and Leggett & Platt, Incorporated. (7)

3.1 (i)           Restated Certificate of Incorporation of TransPro, Inc.  (3)

3.1 (ii)          By-laws of TransPro, Inc.  (1)

4.1               Form of Rights Agreement between the Company and American
                  Stock Transfer & Trust Company, as assignee of the First
                  National Bank of Boston, as Rights Agent (including form of
                  Certificate of Designations of Series A Junior Participating
                  Preferred Stock and form of Rights Certificate). (1)

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

4.3               First Amendment to Revolving Credit Agreement between the
                  Company and Certain Lending Institutions or Banks, BankBoston
                  N.A. as Agent. (5)

4.4 Waiver and Second Amendment to Revolving Credit Agreement between the Company and Certain Lending Institutions or Banks,
                  BankBoston, N.A., as Agent. (5)

4.5               Third Amendment to Revolving Credit Agreement between the
                  Company and Certain Lending Institutions or Banks, BankBoston
                  N.A. as Agent.(6)

4.6               Limited Waiver and Fourth Amendment to Revolving Credit
                  Agreement between the Company and Certain Lending Institutions or Banks, BankBoston, N.A., as Agent. (8)

4.7               Forbearance Agreement dated as of August 18, 2000. (9)

4.8               Forbearance Agreement dated as of September 29, 2000. (9)

4.9               Forbearance Agreement dated as of November 15, 2000.

4.10              Forbearance Agreement dated as of December 20, 2000.

4.11 Loan and Security Agreement dated as of January 4, 2001, by and between Congress Financial Corporation (New England) as
                  Lender and TransPro, Inc., Evap, Inc., and GO/DAN Industries,
                  Inc. as Borrowers.

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

10.8              Form of Employment Agreement between the Company and Henry P.
                  McHale. (1)

10.9 Amendment No. 1 to Employment Agreement between the Company and Henry P. McHale. (4)

10.10 Separation and Release Agreement dated December 18, 2000 between the Company and Henry P. McHale.

10.11             Form of Key Employee Severance Policy.  (1)

10.12             Letter Agreement, dated December 15, 1992 between Jeffrey J.
                  Jackson and GO/DAN Industries. (1)

10.13             Letter Agreement dated September 24, 1996 between Timothy E.
                  Coyne and TransPro, Inc. (2)

10.14             Employment Agreement between the Company and Charles E.
                  Johnson

13 Portions of the 2000 Annual Report to Stockholders incorporated by reference herein.

21.1              Subsidiaries of the Company.

23                Consent of PricewaterhouseCoopers LLP.

24                Powers of Attorney (included on signature page).

--------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).

(2)      Incorporated by reference to the Company's 1996 Form 10-K (File No.
         1-13894).

(3) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13894).

(4)      Incorporated by reference to the Company's 1998 Form 10-K (File No.
         1-13894).

(5) Incorporated by reference to the Company's Form 10-Q/A for the quarter ended March 31, 1999 (File No. 1-13894).

(6)      Incorporated by reference to the Company's 1999 Form 10-K (File No.
         1-13894).

(7) Incorporated by reference to the Company's Form 8-K filed May 2, 2000 (File No. 1-13894).

(8) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13894).

(9) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 1-13894).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TransPro, Inc.

                                   By          /s/ CHARLES E. JOHNSON
                                      ------------------------------------------
                                                 Charles E. Johnson
                                        President and Chief Executive Officer

Date: March 30, 2001

                                POWER OF ATTORNEY

         Each of the undersigned hereby appoints Barry R. Banducci and Charles
E. Johnson and each of them severally, his or her true and lawful attorneys to execute on behalf of the undersigned any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each such attorney will have the power to act hereunder with or without the others. Each of the undersigned hereby ratifies and confirms all such attorneys, or any of them may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            /s/ WILLIAM J. ABRAHAM, JR.                         March 30, 2001
--------------------------------------------------
         William J. Abraham, Jr., Director

               /s/ BARRY R. BANDUCCI                            March 30, 2001
--------------------------------------------------
            Barry R. Banducci, Director

              /s/ PHILIP WM. COLBURN                            March 30, 2001
--------------------------------------------------
           Philip Wm. Colburn, Director

              /s/ CHARLES E. JOHNSON                            March 30, 2001
--------------------------------------------------
          Charles E. Johnson, President,
       Chief Executive Officer and Director

                /s/ PAUL R. LEDERER                             March 30, 2001
--------------------------------------------------
             Paul R. Lederer, Director

                /s/ SHARON M. OSTER                             March 30, 2001
--------------------------------------------------
             Sharon M. Oster, Director

                 /s/ F. ALAN SMITH                              March 30, 2001
--------------------------------------------------
              F. Alan Smith, Director

               /s/ TIMOTHY E. COYNE                             March 30, 2001
--------------------------------------------------
                 Timothy E. Coyne
            Vice President, Treasurer,
        Secretary, Corporate Controller and
              Chief Financial Officer
     (Chief Financial and Accounting Officer)

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of TransPro, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 27, 2001 appearing in the 2000 Annual Report to Stockholders of TransPro, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP


Hartford, Connecticut
February 27, 2001

                                                                     SCHEDULE II

                                 TRANSPRO, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

PERIOD                                                BALANCE AT     CHARGED TO
------                                               BEGINNING OF    COSTS AND    CHARGED TO OTHER                     BALANCE AT
(DOLLARS IN THOUSANDS)                                  PERIOD        EXPENSES       ACCOUNTS (1)    DEDUCTIONS      END OF PERIOD
----------------------                                  ------        --------       ------------    ----------      -------------
Year Ended December 31, 2000
     Allowance for doubtful accounts                   $ 1,943        $   739          $    26         $   (10)        $ 2,698
     Allowance for excess/slow moving inventory          4,550          3,047                0          (2,628)          4,969
     Allowance for tax loss valuation                      189             --             (189)             --              --

Year Ended December 31, 1999
     Allowance for doubtful accounts                   $ 2,205        $   268          $  (238)        $  (292)        $ 1,943
     Allowance for excess/slow moving inventory          5,405            668             (232)         (1,291)          4,550
     Allowance for tax loss valuation                       --             --              189              --             189

Year Ended December 31, 1998
     Allowance for doubtful accounts                   $ 3,074        $ 1,323          $   250         $(2,442)        $ 2,205
     Allowance for excess/slow moving inventory          4,596          1,539            800          (1,530)          5,405

(1) Amounts charged to other accounts in doubtful accounts and inventory in 1999 and 1998 were related to acquisition reserves recorded to goodwill. Amounts for tax valuation allowance were charged to deferred taxes.