Form 10-Q
period 2001-03-31
TRANSPRO INC
filed 2001-05-15
CIK 948844

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

         The number of shares of common stock, $.01 par value, outstanding as of May 11, 2001 was 6,580,635.

Exhibit Index is on page 14 of this report.

                                      INDEX


                                                                                                      PAGE NO.
PART I.               FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Operations for the Three Months Ended
                      March 31, 2001 and 2000.                                                             3

                      Condensed Consolidated Statements of Comprehensive Loss for the Three Months
                      Ended March 31, 2001 and 2000                                                        4

                      Condensed Consolidated Balance Sheets at March 31, 2001 and December 31,
                      2000.                                                                                5

                      Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2001 and 2000.                                                             6

                      Notes to Condensed Consolidated Financial Statements.                                7

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                        of Operations.                                                                    12

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                         13

PART II.              OTHER INFORMATION

           Item 4.    Submission of Matters to a Vote of Security Holders.                                14

           Item 6.    Exhibits and Reports on Form 8-K.                                                   14

           Signatures                                                                                     15

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                                              THREE MONTHS ENDED
(Amounts in thousands, except per share amounts)                                             MARCH 31,
------------------------------------------------                                             ---------
                                                                                       2001             2000
                                                                                       ----             ----
Sales                                                                                $ 45,563         $ 48,430
Cost of Sales                                                                          37,508           38,741
                                                                                     --------         --------
Gross Margin                                                                            8,055            9,689
Selling, General and Administrative Expenses                                           11,352           11,739
                                                                                     --------         --------
Loss from Continuing Operations Before Plant Closure Costs, Interest, Taxes
and Extraordinary Item                                                                 (3,297)          (2,050)
Plant Closure Costs                                                                        --              795
                                                                                     --------         --------
Loss From Continuing Operations Before Interest, Taxes and Extraordinary Item          (3,297)          (2,845)
Interest Expense, Net                                                                   1,171            1,335
                                                                                     --------         --------
Loss From Continuing Operations Before Taxes and Extraordinary Item                    (4,468)          (4,180)
Income Tax Benefit                                                                     (1,260)          (1,519)
                                                                                     --------         --------
Loss From Continuing Operations Before Extraordinary Item                              (3,208)          (2,661)
Income From Discontinued Operations, Net of Tax                                            --              440
                                                                                     --------         --------
Loss Before Extraordinary Item                                                         (3,208)          (2,221)
Loss on Debt Extinguishment, Net of Tax                                                  (380)              --
                                                                                     --------         --------
Net Loss                                                                             $ (3,588)        $ (2,221)
                                                                                     --------         --------

Loss from Continuing Operations Per Common Share:
         Basic and Diluted                                                           $  (0.49)        $  (0.41)

Earnings from Discontinued Operations Per Common Share:
         Basic and Diluted                                                           $     --         $   0.07

Loss on Debt Extinguishment Per Common Share
         Basic and Diluted                                                           $  (0.06)              --
                                                                                     --------         --------
Net Loss per Common Share:
         Basic and Diluted                                                           $  (0.55)        $  (0.34)
                                                                                     ========         ========

Average Common Shares Outstanding
         Basic and Diluted                                                              6,579            6,573
                                                                                     ========         ========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)
(Amounts in thousands)

                                                  Three Months Ended
                                                       March 31,
                                               -----------------------
                                                 2001           2000
                                               --------       -------=
Net loss                                       $ (3,588)      $ (2,221)
Other comprehensive loss, net of tax:
  Foreign currency translation                       --             --
  Minimum pension liability                          --             --
                                               --------       --------
Comprehensive loss                             $ (3,588)      $ (2,221)
                                               ========       ========

       The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                                                            MARCH 31,        DECEMBER 31,
                                            ASSETS                                                     2001              2000
                                            ------                                                     ----              ----
                                                                                                    (Unaudited)
Current Assets:
     Cash and Cash Equivalents                                                                       $      --         $     172
     Accounts Receivable (Less Allowances of $2,969 and $2,698)                                         31,155            34,154
     Inventories, Net:
         Raw Materials                                                                                  23,047            21,350
         Work in Process                                                                                 2,013             2,391
         Finished Goods                                                                                 49,199            51,545
                                                                                                     ---------         ---------
              Total Inventories                                                                         74,259            75,286
                                                                                                     ---------         ---------

     Deferred Income Tax Benefit                                                                         8,741             5,703
     Other Current Assets                                                                                3,600             4,890
                                                                                                     ---------         ---------
Total Current Assets                                                                                   117,755           120,205
                                                                                                     ---------         ---------
Property, Plant and Equipment                                                                           81,150            80,567
Less Accumulated Depreciation                                                                          (55,212)          (53,856)
                                                                                                     ---------         ---------
Net Property, Plant and Equipment                                                                       25,938            26,711
                                                                                                     ---------         ---------
Goodwill (Net of Amortization of $1,230 and $1,130)                                                      6,769             6,869
Other Assets                                                                                             2,438             2,478
                                                                                                     =========         =========
Total Assets                                                                                         $ 152,900         $ 156,263
                                                                                                     =========         =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Revolving Credit Debt and Current Portion of Long-Term Debt                                  $  35,423         $  39,680
     Accounts Payable                                                                                   20,530            21,972
     Accrued Expenses                                                                                    5,907             6,904
     Accrued Insurance                                                                                   2,558             2,446
     Accrued Salaries and Wages                                                                          3,577             2,910
     Accrued Taxes                                                                                       1,381             1,142
                                                                                                     ---------         ---------
Total Current Liabilities                                                                               69,376            75,054
                                                                                                     ---------         ---------
Long-Term Liabilities:
     Long-Term Debt, Net of Current Portion                                                              8,267             4,658
     Retirement and Post-Retirement Obligations                                                          3,850             3,867
     Deferred Income Taxes                                                                               3,404               926
     Other Liabilities                                                                                     213               281
                                                                                                     ---------         ---------
Total Liabilities                                                                                       85,110            84,786
                                                                                                     ---------         ---------
Commitments and contingent liabilities
Stockholders' Equity:
     Preferred Stock, $0.01 Par Value: Authorized 2,500,000 Shares;
         Issued and Outstanding as Follows:
            Series A Junior Participating Preferred Stock, $0.01 Par Value
               Authorized:  200,000 Shares; Issued and Outstanding:  None at March 31, 2001                 --                --
               and December 31, 2000
            Series B Convertible Preferred Stock,  $0.01 Par Value
               Authorized:  30,000 Shares; Issued and Outstanding; 30,000 Shares at March 31,
               2001 and December 31, 2000; (Liquidation Preference $3,000 at March 31, 2001
               and December 31, 2000)
           Common Stock, $0.01 Par Value: Authorized 17,500,000 Shares:
           6,652,746 Shares Issued at March 31, 2001 and 6,662,446 at December 31, 2000
           6,580,635 Shares Outstanding at March 31, 2001 and 6,590,335 at December 31, 2000                66                66
        Paid-in Capital                                                                                 54,944            55,019
     Unearned Compensation                                                                                  (8)              (21)
     Retained Earnings                                                                                  13,099            16,724
     Accumulated Other Comprehensive Loss                                                                 (285)             (285)
     Treasury Stock, at Cost:
         72,111 Shares at March 31, 2001 and December 31, 2000                                             (26)              (26)
                                                                                                     ---------         ---------
Total Stockholders' Equity                                                                              67,790            71,477
                                                                                                     ---------         ---------
Total Liabilities and Stockholders' Equity                                                           $ 152,900         $ 156,263
                                                                                                     =========         =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)                                                                                   THREE MONTHS ENDED
(Amounts in thousands)                                                                             MARCH 31,
----------------------                                                                             ---------
                                                                                             2001            2000
                                                                                             ----            ----
Cash Flows from Operating Activities:
     Net Loss                                                                              $(3,588)        $(2,221)
                                                                                           -------         -------
     Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating
     Activities:
         Depreciation and Amortization                                                       1,525           1,615
         Deferred Tax Benefit                                                                  560             (50)
         Provision for Losses - Accounts Receivable                                            273              79
         Extraordinary Item                                                                    529              --
                                                                                           -------         -------
     Total Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating
     Activities                                                                              1,767           1,644
                                                                                           -------         -------
     Changes in Operating Assets and Liabilities
         Accounts Receivable                                                                 2,726          (3,050)
         Inventories                                                                         1,027          (6,430)
         Accounts Payable                                                                   (1,442)          7,691
         Accrued Expenses                                                                      (16)           (309)
         Net Assets Held for Disposition                                                        --          (1,140)
         Other                                                                               1,183            (996)
                                                                                           -------         -------
     Total Changes in Operating Assets and Liabilities                                       3,478          (4,234)
                                                                                           -------         -------
Net Cash Provided by (Used in) Operating Activities                                          1,657          (4,811)
                                                                                           -------         -------

Cash Flows from Investing Activities:
     Capital Expenditures                                                                     (583)         (1,107)
                                                                                           -------         -------
Net Cash Used in Investing Activities                                                         (583)         (1,107)
                                                                                           -------         -------
Cash Flows from Financing Activities:
     Dividends Paid                                                                             --            (364)
     Net Borrowings Under Revolving Credit Facility                                         35,265              --
     Borrowings Under Term Loan                                                              4,490              --
     Net (Repayments) Borrowings Under Previous Revolving Credit Arrangement               (40,042)          6,060
     Repayment of Term Loan                                                                   (120)             --
     Deferred Debt Costs                                                                      (839)             --
                                                                                           -------         -------
Net Cash Provided by (used in) Financing Activities                                         (1,246)          5,696
                                                                                           -------         -------
Decrease in Cash and Cash Equivalents                                                         (172)           (222)
Cash and Cash Equivalents:
     Beginning of Period                                                                       172             222
                                                                                           -------         -------
     End of Period                                                                         $    --         $    --
                                                                                           =======         =======
Supplemental Cash Flow Information:
Interest Paid                                                                              $   948         $ 1,283
                                                                                           =======         =======
Taxes Paid, Net of Refunds                                                                 $    79         $    85
                                                                                           =======         =======
Dividends Declared                                                                         $    39              --
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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001, including the financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. The December 31, 2000 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

(Amounts in thousands)
                                AMOUNTS CHARGED TO              AMOUNTS PAID AND
                                OPERATIONS THROUGH              REVERSED THROUGH         AMOUNTS PAID      BALANCE REMAINING AT
                                DECEMBER 31, 2000              DECEMBER 31, 2000          DURING 2001         MARCH 31, 2001
----------------------          ------------------             -----------------         ------------      --------------------
Workforce Related                       $222                           $222                 $   --                $   --
Facilities                               415                            364                     51                     -
Production Related                       127                            127                      -                     -
Asset Write Down                          31                             31                      -                     -
                                        ----                           ----                 ------                ------

TOTAL                                   $795                           $744                 $   51                $   --
                                        ====                           ====                 ======                ======

NOTE 4 - SEGMENT AND BUSINESS INFORMATION

         There has been no material change in segment assets since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The former Specialty Metal Fabrication segment (the "Crown Divisions") is being accounted for as discontinued operations in the accompanying condensed consolidated financial statements. Segment data from continuing operations has been disclosed on a basis consistent with the Form 10-K for the year ended December 31, 2000.

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

         The table below sets forth information about reported segments, other than discontinued operations, for the three months ended March 31, 2001 and 2000.

(Unaudited)                                                                        LOSS FROM
(Amounts in thousands)                                                   CONTINUING OPERATIONS BEFORE
                                                                                INTEREST, TAXES
                                              CONSOLIDATED REVENUES         AND EXTRAORDINARY ITEM
                                              ---------------------         ----------------------
BUSINESS SEGMENT                               2001           2000            2001          2000
----------------                               ----           ----            ----          ----
Aftermarket Heating and Cooling Systems      $ 38,185       $ 36,755       $ (1,566)      $ (1,693)
OEM Heat Transfer Systems                       7,378         11,675         (1,436)          (118)
Inter-segment revenues:
Aftermarket Heating and Cooling Systems           939          2,464             --             --
OEM Heat Transfer Systems                           8              7             --             --
Elimination of Inter-segment Revenues            (947)        (2,471)            --             --
                                             --------       --------       --------       --------
Segment Totals                                 45,563         48,430         (3,002)        (1,811)
Corporate Expenses                                 --             --           (295)        (1,034)
                                             --------       --------       --------       --------
Consolidated Totals                          $ 45,563       $ 48,430       $ (3,297)      $ (2,845)
                                             ========       ========       ========       ========

NOTE 5 - DISPOSITION OF BUSINESS SEGMENT

         Effective May 5, 2000, the Company sold its Crown Divisions to Leggett & Platt, Incorporated in a transaction valued at $37.5 million, comprised of $28.6 million in cash and the assumption of $8.9 million in debt. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's prior Revolving Credit Agreement. As a result of the transaction, the Specialty Metal Fabrication segment has been accounted for as a discontinued operation. Accordingly, the results of operations of the Specialty Metal Fabrication segment for the first quarter of 2000 are reported as income from discontinued operations in the accompanying condensed consolidated statements of operations.

NOTE 6 - LOSS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited)                                                                       THREE MONTHS
(Amounts in thousands, except per share data)                                    ENDED MARCH 31,
                                                                                2001         2000
                                                                              -------       -------
(LOSS) EARNINGS PER COMMON SHARE COMPUTATION:
Numerator:
Loss from Continuing Operations                                               $(3,208)      $(2,661)
Less:  Preferred Stock Dividend                                                   (37)          (19)
                                                                              -------       -------
Loss from Continuing Operations Before Extraordinary Item Attributable
     to Common Stockholders - Basic                                            (3,245)       (2,680)
Income from Discontinued Operations, Net of Tax                                    --           440
Loss on Debt Extinguishment, Net of Tax                                          (380)           --
                                                                              -------       -------
Net Loss Attributable to Common Stockholders - Basic                          $(3,625)      $(2,240)
                                                                              =======       =======

Denominator:
Weighted Average Common Shares                                                  6,583         6,597
Non-vested Restricted Stock                                                        (4)          (24)
                                                                              -------       -------
Adjusted Weighted Average Common Shares - Basic and diluted                     6,579         6,573
                                                                              =======       =======

Basic Loss Per Common Share:
   From Continuing Operations                                                 $ (0.49)      $ (0.41)
   From Discontinued Operations                                                    --          0.07
   From Debt Extinguishment                                                     (0.06)           --
                                                                              -------       -------
Basic Loss Per Common Share                                                   $ (0.55)      $ (0.34)
                                                                              -------       -------

Diluted Loss Per Common Share:(1)
   From Continuing Operations                                                 $ (0.49)      $ (0.41)
   From Discontinued Operations                                                    --          0.07
   From Debt Extinguishment                                                     (0.06)           --
                                                                              -------       -------
Diluted Loss Per Common Share                                                 $ (0.55)      $ (0.34)
                                                                              =======       =======

(1) The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended March 31, 2000 and March 31, 2001 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share for the three months ended March 31, 2000 and March 31, 2001.


         Certain options to purchase common stock were outstanding during the three months ended March 31, 2001 and 2000, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price for the common shares for the period. In addition, there were 5,000 and 17,000 shares of non-vested restricted stock and 496,000 and 496,000 shares related to the Series B Convertible Preferred Stock excluded from the 2001 and 2000 diluted calculations, respectively, because they would have been anti-dilutive due to the loss from continuing operations. The anti-dilutive options outstanding and their exercise prices are as follows:


                                    THREE MONTHS ENDED MARCH 31,
                                    2001                  2000
Options Outstanding                384,776               437,178
Range of Exercise Prices        $5.50 - $11.75        $5.88 - $11.75

NOTE 7 - DEBT

Debt Consisted of the following at:

(Amounts in thousands)                  MARCH 31, 2001     DECEMBER 31, 2000
----------------------                  --------------     -----------------
Current:
    Revolving Credit Facility              $ 35,265            $ 40,042
    Current Portion of Term Loan                900                  --
    Unamortized Debt Expense                   (742)               (362)
                                           --------            --------
    Total Current Debt                       35,423              39,680
                                           --------            --------

Long-Term
    Term Loan                                 3,470                  --
    Industrial Revenue Bonds:
    Floating Rate Bond Due 2013               5,000               5,000
    Unamortized Debt Expense                   (203)               (342)
                                           --------            --------
    Total Long-Term Debt                      8,267               4,658
                                           --------            --------
Total Debt                                 $ 43,690            $ 44,338
                                           ========            ========

NOTE 8 - SERIES B CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Evap, Inc., the Company issued 30,000 shares of TransPro, Inc. Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has an initial liquidation preference of $3.0 million, which is reflected in paid-in capital on the Company's consolidated balance sheet. There is a potential additional payout for the Evap acquisition based on the earnings performance of the Evap business for the period January 1, 1999 through December 31, 2000 that will take the form of an increase in the liquidation preference of the Series B Preferred Stock. Increases to the liquidation preference of the Series B Preferred Stock, if any, are effective as of April 1, 2000 and April 1, 2001 based upon the additional payout related to the earnings of the Evap business for the prior calendar year. The Series B Preferred Stock is non-transferable and is entitled to cumulative dividends of 2% per annum during the first year after acquisition, 3.5% per annum during the second year and 5.0% per annum thereafter. The Series B Preferred Stock is convertible into TransPro common stock at the rate of 50% on the third anniversary of the acquisition, an additional 25% on the fourth anniversary and the remaining 25% on the fifth anniversary; it is redeemable after the fifth anniversary at the liquidation preference at the time of redemption. The Series B Preferred Stock is convertible into TransPro common stock based upon the liquidation preference and the market value of TransPro common stock at the time of conversion, as further described in the purchase agreement. The aggregate number of shares of TransPro common stock to be issued upon conversion of all the Series B Preferred Stock may not exceed 7% of the total number of shares of TransPro common stock outstanding, after giving effect to the conversion, as further described in the purchase agreement. The average market value of the TransPro common stock in excess of the 7% limitation, if any, will be paid in cash. The holder of the Series B Preferred Stock has disputed the Company's calculation of the initial payout amount and, on March 27, 2001, submitted the dispute for binding arbitration under the provisions of Evap stock purchase agreement.

NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging contracts. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" deferring the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" to amend SFAS No. 133. SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 as amended, on January 1, 2001. The adoption had no effect on the Company's condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2001 VERSUS QUARTER ENDED MARCH 31, 2000

         Net sales from continuing operations for the first quarter of 2001 decreased $2.8 million, or 5.9%, to $45.6 million compared with $48.4 million in the first quarter of 2000. Sales in the Aftermarket Heating and Cooling Systems business increased $1.4 million, or 3.9%, from the comparable 2000 quarter. Higher unit sales of radiators were the primary reason for the sales increase. The Company's large retail customers accounted for the largest portion of the volume increase. Sales in the OEM Heat Transfer Systems business declined by $4.3 million compared with the 2000 first quarter due primarily to the decline in the heavy-duty truck market. The softening market in the specialty vehicle category also contributed to the decline.

         Consolidated first quarter 2001 gross margins from continuing operations were $8.1 million compared with $9.7 million in the first quarter of 2000. First quarter 2001 gross margins reflect lower margins in the Aftermarket Heating and Cooling Systems segment primarily as a result of planned actions to reduce inventory and debt levels. These actions included temporary reductions in production rates during the quarter that resulted in decreased manufacturing cost absorption. Pricing activity in response to competitive pressures in the Aftermarket also negatively affected gross margins in the quarter. In the OEM Heat Transfer Systems segment, lower sales and production volumes caused by the weak heavy-duty truck market contributed to the decrease in gross margins.

         Selling, general and administrative expenses ("SG&A") declined $0.4 million or 3.3%, primarily as a result of lower personnel costs and lower professional fees at the corporate level.

         Net interest expense decreased $0.2 million in the first quarter of 2001 compared with the first quarter of 2000 due to lower debt levels.

         The Company's effective tax rate of 28.2% for the first quarter of 2001 is comprised of the U. S. Federal income tax rate, plus the estimated aggregate effective rate for state and local income taxes. The rate decreased from the first quarter 2000 rate of 36.3% due to the higher proportion of foreign income in the first quarter of 2001 compared with the first quarter of 2000 that is taxed at rates higher than the U.S. statutory rate coupled with a 100% valuation allowance on projected state net operating loss carryforwards. The Company believes it is more likely than not that deferred tax assets will be realized in the future.

         The loss from continuing operations before extraordinary item for the first quarter of 2001 was $3.2 million, or $0.49 per diluted common share, compared with a loss from continuing operations of $2.2 million, or $0.33 per diluted common share, excluding plant closure costs, in the year ago period. In the first quarter of 2001, the Company reported an after-tax extraordinary charge of $0.4 million, equivalent to $0.06 per diluted share, related to the Company's previously announced debt refinancing. In the prior year's first quarter, the Company reported an after-tax charge of $0.5 million, equivalent to $0.08 per diluted share, for the closure of the Company's Houston, Texas regional radiator manufacturing plant and the consolidation of the Company's Santa Fe Springs, California distribution facility into its Memphis, Tennessee facility. Including this charge, the loss from continuing operations for the first quarter of 2000 was $2.7 million, or $0.41 per diluted share. The net loss for the first quarter of 2001 was $3.6 million, or $0.55 per diluted common share, compared with a net loss of $2.2 million, or $0.34 per diluted common share in the first quarter of 2000.

         The Company sold its Crown Divisions to Leggett & Platt, Incorporated on May 5, 2000. As a result of the sale, the Crown Divisions has been accounted for as a discontinued operation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into a $65 million Loan and Security Agreement (the "Loan Agreement") on January 4, 2001 with Congress Financial Corporation (New England), an affiliate of First Union National Bank. The Loan Agreement replaces the Company's previous $52 million revolving credit arrangement with five banking institutions.

         The Loan Agreement provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $65 million and is comprised of a $60 million Revolving Credit Facility and up to a $5 million Term Loan. The initial term of the Loan Agreement expires on January 5, 2004, with annual extensions thereafter at the option of Congress.

         The Loan Agreement is collateralized by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. Available borrowings under the Revolving Credit Facility are determined by a borrowing base consisting of the Company's eligible accounts receivable and inventory, as adjusted by an advance rate. In accordance with the provisions of the FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock Box Arrangement," borrowings under the Revolving Credit Facility are classified as short term in the condensed consolidated balance sheet. The Term Loan is payable in 59 consecutive equal monthly installments commencing February 1, 2001, with a balloon payment equal to the unpaid balance of the Term Loan due at the end of the initial term. As of March 31, 2001, the monthly installments are $.08 million.


          Amounts borrowed under the Loan Agreement bear interest at variable rates based, at the Company's option, on either the Eurodollar rate plus a margin of 2.0%, 2.25% or 2.50% depending on the Company's pretax profit performance, or the First Union National Bank base lending rate. The Loan Agreement requires the maintenance of $74 million of working capital, excluding borrowings under the Loan Agreement, and $67.5 million of net worth at all times and prohibits the payment of common stock dividends.


     At March 31, 2001, debt consisted of the following:
(Amounts in thousands)

Current:
 Revolving Credit Facility                $35,265
 Current Portion of Term Loan                 900
 Unamortized Debt Expense                    (742)
                                          --------
 Total Current Debt                        $35,423
                                          --------

Long-Term
 Term Loan                                 $ 3,470
 Industrial Revenue Bonds:
 Floating Rate Bond Due 2013                 5,000
 Unamortized Debt Expense                     (203)
                                           -------
 Total Long-Term Debt                        8,267
                                           -------

 Total Debt                                $43,690
                                           =======

     At March 31, 2001, outstanding letters of credit totaled $9.8 million and the borrowing base under the Loan Agreement totaled $48.6 million.

     During the first three months of 2001, the Company had positive cash generation from operating activities of $1.7 million. Depreciation and amortization amounted to $1.5 million. The deferred tax benefit recognized for temporary differences between financial statement amounts and tax return amounts increased $.6 million resulting from the loss from continuing operations during the first quarter of 2001. Inventory decreased $1.0 million, primarily due to continued efforts to reduce inventory levels. Accounts receivable decreased $2.7 million reflecting the lower sales volume from continuing operations during the first quarter of 2001 compared with the fourth quarter of 2000. A net decrease in accounts payable and accrued expenses required $1.5 million in cash.

     Capital spending during the first three months of 2001 totaled $0.6 million. In addition, the Company declared a cash dividend to its preferred stockholder of $0.04 million. Net borrowings under the Revolving Credit
Facility of the Loan Agreement amounted to $35.3 million in the first quarter of 2001 and borrowings under the Term Loan amounted to $4.5 million. The Company repaid $40.0 million, representing all of the outstanding borrowings under the previous revolving credit arrangement. Repayments of the Term Loan amounted to $0.1 million.



         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from operations. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the Aftermarket Heating and Cooling Systems business. The Company believes that, together with borrowings under its current Loan Agreement, its cash flow from operations will be adequate to meet its anticipated ordinary capital expenditure and working capital requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 2, 2001, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with regard to these proposals.

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

       NOMINEE                             FOR               AGAINST
       -------                             ---               -------
Barry R. Banducci                       5,825,002             498,375
William J. Abraham, Jr.                 4,802,167           1,521,210
Philip Wm. Colburn                      5,824,432             498,945
Charles E. Johnson                      5,824,903             498,474
Paul R. Lederer                         5,825,002             498,375
Sharon M. Oster                         5,824,865             498,512
F. Alan Smith                           5,824,570             498,807

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2001. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote upon such proposal were as follows:

       FOR              AGAINST          ABSTAIN
       ---              -------          -------
    6,289,438            8,672            25,267

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 29, 2001, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

b)       Reports on Form 8-K

         On January 10, 2001, the Company filed a Current Report on Form 8-K announcing that the Company had entered into a Loan and Security Agreement with Congress Financial Corporation (New England), an affiliate of First Union Bank.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRANSPRO, INC.
                                  (Registrant)


Date:    May 15, 2001             By:     /s/ Charles E. Johnson
                                          Charles E. Johnson
                                          President, Chief Executive Officer
                                          and Director


Date:    May 15, 2001             By:     /s/ Timothy E. Coyne
                                          Timothy E. Coyne
                                          Vice President, Treasurer, Secretary,
                                          Controller and Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)