Form 10-Q
period 2001-06-30
TRANSPRO INC
filed 2001-08-14
CIK 948844

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock, $.01 par value, outstanding as of August 10, 2001 was 6,612,196.

Exhibit Index is on page 14 of this report.

================================================================================

                                      INDEX


                                                                                                     PAGE NO.
                                                                                                     --------
PART I.             FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Operations for the Three and Six Months
                     Ended June 30, 2001 and 2000.                                                       3

                    Condensed Consolidated Statements of Comprehensive (Loss) Income for the
                    Three and Six Months Ended June 30, 2001 and 2000.                                   4

                    Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.        5

                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2001 and 2000.                                                             6

                    Notes to Condensed Consolidated Financial Statements.                                7

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.                                                                        11

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                         14

PART II.            OTHER INFORMATION

         Item 4     Submission of Matters to a Vote of Security Holders                                 14

         Item 6.    Exhibits and Reports on Form 8-K.                                                   14

         Signatures                                                                                     15

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Amounts in thousands, except per share amounts)

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                          -----------------------      ----------------------
                                                            2001           2000          2001          2000
                                                          --------       --------      --------      --------
Sales                                                     $ 55,302       $ 53,839      $100,865      $102,269
Cost of sales                                               45,755         40,003        83,263        78,743
                                                          --------       --------      --------      --------
Gross margin                                                 9,547         13,836        17,602        23,526
Selling, general and administrative expenses                13,271         11,325        24,623        23,064
Plant closure costs                                             --             --            --           795
                                                          --------       --------      --------      --------
(Loss) income from continuing operations before
  interest, taxes and extraordinary item                    (3,724)         2,511        (7,021)         (333)
Interest expense, net                                        1,223          1,093         2,394         2,429
                                                          --------       --------      --------      --------
(Loss) income from continuing operations before
  taxes and extraordinary item                              (4,947)         1,418        (9,415)       (2,762)
Income tax (benefit) provision                              (2,098)           395        (3,358)       (1,124)
                                                          --------       --------      --------      --------
(Loss) income from continuing operations before
  extraordinary item                                        (2,849)         1,023        (6,057)       (1,638)
Income from discontinued operation, net of
  taxes                                                         --             --            --           440
Gain on sale of discontinued operation, including
  income from operations during phase-out period, net
  of taxes                                                      --          6,002            --         6,002
                                                          --------       --------      --------      --------
(Loss) income before extraordinary item                     (2,849)         7,025        (6,057)        4,804
Loss on debt extinguishment, net of taxes                       --             --          (380)           --
                                                          --------       --------      --------      --------
Net (loss) income                                         $ (2,849)      $  7,025      $ (6,437)     $  4,804
                                                          ========       ========      ========      ========

Basic (loss) earnings per common share:
  Continuing operations                                   $   (.44)      $    .16      $   (.93)     $   (.25)
  Discontinued operation                                        --             --            --           .07
  Gain on sale of discontinued operation                        --            .91            --           .91
  Loss on debt extinguishment                                   --             --          (.06)           --
                                                          --------       --------      --------      --------
  Basic (loss) earnings per common share                  $   (.44)      $   1.07      $  (0.99)     $    .73
                                                          ========       ========      ========      ========
Diluted (loss) earnings per common share:
  Continuing operations                                   $   (.44)      $    .14      $   (.93)     $   (.25)
  Discontinued operation                                        --             --            --           .07
  Gain on sale of discontinued operation                        --            .85            --           .91
  Loss on debt extinguishment                                   --             --          (.06)           --
                                                          --------       --------      --------      --------
  Diluted (loss) earnings per common share                $   (.44)      $    .99      $   (.99)     $    .73
                                                          ========       ========      ========      ========

Weighted average common shares - basic                       6,586          6,575         6,584         6,574
                                                          ========       ========      ========      ========
Weighted average common shares and equivalents
  -diluted                                                   6,586          7,087         6,584         6,574
                                                          ========       ========      ========      ========
Cash dividends per common share                                 --       $    .05            --      $    .10
                                                          --------       --------      --------      --------


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)
(Amounts in thousands)

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                              2001         2000         2001         2000
                                            --------     --------     --------     --------
Net (loss) income                           $ (2,849)    $  7,025     $ (6,437)    $  4,804
Other comprehensive income, net of tax:
  Foreign currency translation                    --           12           --           12
  Minimum pension liability                       --         (645)          --         (645)
                                            --------     --------     --------     --------
Comprehensive (loss) income                 $ (2,849)    $  6,392     $ (6,437)    $  4,171
                                            ========     ========     ========     ========


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

                                                                                              JUNE 30,      DECEMBER 31,
                                                                                                2001            2000
                                                                                             ----------     ------------
                                                                                             (Unaudited)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                                                  $       --     $      172
   Accounts receivable (less allowances of $3,025 and $2,698)                                     38,747         34,154
   Inventories, net:
      Raw materials                                                                               19,524         21,350
      Work in process                                                                              1,950          2,391
      Finished goods                                                                              42,898         51,545
                                                                                              ----------     ----------
         Total inventories                                                                        64,372         75,286
                                                                                              ----------     ----------

   Deferred income tax benefit                                                                    10,448          5,703
   Other current assets                                                                            3,662          4,890
                                                                                              ----------     ----------
Total current assets                                                                             117,229        120,205
                                                                                              ----------     ----------
Property, plant and equipment                                                                     81,048         80,567
Accumulated depreciation and amortization                                                        (55,795)       (53,856)
                                                                                              ----------     ----------
   Net property, plant and equipment                                                              25,253         26,711
                                                                                              ----------     ----------
Goodwill (net of amortization of $1,330 and $1,130)                                                6,669          6,869
Other assets                                                                                       2,348          2,478
                                                                                              ----------     ----------
Total assets                                                                                  $  151,499     $  156,263
                                                                                              ==========     ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving credit debt and current portion of long-term debt                                $   40,417     $   39,680
   Accounts payable                                                                               16,705         21,972
   Accrued expenses                                                                                7,633          6,904
   Accrued insurance                                                                               2,614          2,446
   Accrued salaries and wages                                                                      3,321          2,910
   Accrued taxes                                                                                   1,394          1,142
                                                                                              ----------     ----------
Total current liabilities                                                                         72,084         75,054
Long-term liabilities:
   Long-term debt, net of current portion                                                          8,011          4,658
   Retirement and post-retirement obligations                                                      3,825          3,867
   Deferred income taxes                                                                           2,373            926
   Other liabilities                                                                                 200            281
                                                                                              ----------     ----------
Total liabilities                                                                                 86,493         84,786
                                                                                              ----------     ----------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock, $0.01 par value:  authorized 2,500,000 shares;
      Issued and outstanding as follows:
         Series A junior participating preferred stock, $0.01 par value
            Authorized:  200,000 shares; issued and outstanding:  none at June 30, 2001
            and December 31, 2000                                                                     --             --
         Series B convertible preferred stock,  $0.01 par value
            Authorized:  30,000 shares; issued and outstanding; 30,000 shares at June 30,
            2001 and December 31, 2000; (liquidation preference $3,000 at June 30, 2001
            and December 31, 2000)                                                                    --             --
      Common stock, $0.01 par value:  authorized 17,500,000 shares:
         6,652,746 shares issued at June 30, 2001 and 6,662,446 at December 31, 2000
         6,610,810 shares outstanding at June 30, 2001 and 6,590,335 at December 31, 2000             66             66
   Paid-in capital                                                                                55,029         55,019
   Unearned compensation                                                                              (1)           (21)
   Retained earnings                                                                              10,212         16,724
   Accumulated other comprehensive loss                                                             (285)          (285)
   Treasury stock, at cost:
      41,936 shares at June 30, 2001 and 72,111 at December 31, 2000                                 (15)           (26)
                                                                                              ----------     ----------
Total stockholders' equity                                                                        65,006         71,477
                                                                                              ----------     ----------
Total liabilities and stockholders' equity                                                    $  151,499     $  156,263
                                                                                              ==========     ==========


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------      --------
Cash flows from operating activities:
   Net (loss) income                                                            $ (6,437)     $  4,804
   Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
      Gain on sale of discontinued operation                                          --        (6,002)
      Income from discontinued operation                                              --          (440)
      Depreciation and amortization                                                2,279         3,182
      Deferred income taxes                                                       (3,149)          261
      Provision for losses - accounts receivable                                     486           173
         Loss on extinguishment of debt                                              380            --
                                                                                --------      --------
   Cash (used in) provided by operating activities                                (6,441)        1,978

   Changes in operating assets and liabilities:
      Accounts receivable                                                         (5,079)       (6,128)
      Inventories                                                                 10,914        (8,460)
      Accounts payable                                                            (5,266)        5,743
      Accrued expenses                                                             1,560        (1,146)
      Net assets held for disposition                                                 --           (37)
      Other                                                                        1,277        (1,187)
                                                                                --------      --------
Cash used in operating activities                                                 (3,035)       (9,237)
                                                                                --------      --------

Cash flows from investing activities:
   Net proceeds from sale of discontinued operation                                   --        26,772
   Capital expenditures, net of retirements                                         (480)       (2,323)
                                                                                --------      --------
Net cash (used in) provided by investing activities                                 (480)       24,449
                                                                                --------      --------

Cash flows from financing activities:
   Dividends paid                                                                    (76)         (730)
   Borrowings under revolving credit facility                                     40,200            --
   Repayments under term loan                                                       (345)           --
   Borrowings under term loan                                                      4,490            --
   Net repayments of previous revolving credit arrangement                       (40,042)      (14,579)
      Deferred debt costs                                                           (884)           --
                                                                                --------      --------
Cash provided by (used in) financing activities                                    3,343       (15,309)
                                                                                --------      --------

Decrease in cash and cash equivalents                                               (172)          (97)
Cash and cash equivalents:
   Beginning of period                                                               172           222
                                                                                --------      --------
   End of period                                                                $     --      $    125
                                                                                ========      ========


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 including the financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements.

NOTE 2 - BUSINESS CONSOLIDATION AND CLOSURE COSTS

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

(Amounts in thousands)

                                                                 AMOUNTS
                      AMOUNTS CHARGED TO    AMOUNTS PAID AND      PAID        BALANCE
                      OPERATIONS THROUGH    REVERSED THROUGH     DURING    REMAINING AT
                      DECEMBER 31, 2000     DECEMBER 31, 2000     2001     JUNE 30, 2001
                      -----------------     -----------------    ------    -------------
Workforce related           $  222               $  222          $   --        $   --
Facilities                     415                  364              51            --
Production related             127                  127              --            --
Asset write down                31                   31              --            --
                            ------               ------          ------        ----

TOTAL                       $  795               $  744          $   51        $   --
                            ======               ======          ======        ====


NOTE 3 - BORROWING AGREEMENT

         For the period April 30, 2001 through June 30, 2001, the Company was in default of the net worth covenant contained in its loan agreement with Congress Financial Corporation ("Congress"). Congress has waived the default by executing the first amendment to the loan agreement. The amendment provides that effective July 1, 2001, borrowings will bear interest at either 1.5% above the prime rate or 4% in excess of the Eurodollar rate, at the Company's option.

         On July 30, 2001, the Company entered into a second amendment to the loan agreement. The amendment provides for a lower net worth covenant threshold for periods ending after July 30, 2001.

NOTE 4 - SEGMENT AND BUSINESS INFORMATION

         The table below sets forth information about reported segments:

(Amounts in thousands)

                                                                            (LOSS) INCOME FROM
                                                                          CONTINUING OPERATIONS
                                                                          BEFORE INTEREST, TAXES
                                              CONSOLIDATED REVENUES       AND EXTRAORDINARY ITEM
                                              ----------------------      ----------------------
                                                          THREE MONTHS ENDED JUNE 30,
                                              --------------------------------------------------
BUSINESS SEGMENT                                2001          2000          2001          2000
                                              --------      --------      --------      --------
Aftermarket heating and cooling systems       $ 47,567      $ 44,098      $    297      $  3,102
OEM heat transfer systems                        7,735         9,741        (2,248)         (120)
Inter-segment revenues
  Aftermarket heating and cooling systems        1,507         1,754            --            --
  OEM heat transfer systems                        117            15            --            --
Elimination of inter-segment revenues           (1,624)       (1,769)           --            --
Corporate expenses                                  --            --        (1,773)         (471)
                                              --------      --------      --------      --------
Consolidated totals                           $ 55,302      $ 53,839      $ (3,724)     $  2,511
                                              ========      ========      ========      ========


                                                                            (LOSS) INCOME FROM
                                                                          CONTINUING OPERATIONS
                                                                          BEFORE INTEREST, TAXES
                                              CONSOLIDATED REVENUES       AND EXTRAORDINARY ITEM
                                              ----------------------      ----------------------
                                                            SIX MONTHS ENDED JUNE 30,
                                              --------------------------------------------------
BUSINESS SEGMENT                                2001          2000          2001          2000
                                              --------      --------      --------      --------
Aftermarket heating and cooling systems       $ 85,752      $ 80,852      $ (1,269)     $  1,410
OEM heat transfer systems                       15,113        21,417        (3,685)         (238)
Inter-segment revenues:
  Aftermarket heating and cooling systems        2,446         4,798            --            --
  OEM heat transfer systems                        125            22            --            --
Elimination of inter-segment revenues           (2,571)       (4,820)           --            --
Corporate expenses                                  --            --        (2,067)       (1,505)
                                              --------      --------      --------      --------
Consolidated totals                           $100,865      $102,269      $ (7,021)     $   (333)
                                              ========      ========      ========      ========

NOTE 5 - (LOSS) INCOME PER SHARE

         The following table sets forth the computation of basic and diluted
(loss) earnings per share:

(Amounts in thousands, except per share data)

                                                                   THREE MONTHS                SIX MONTHS
                                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                               ---------------------     ---------------------
                                                                 2001         2000         2001         2000
                                                               --------     --------     --------     --------
Numerator:
(Loss) income from continuing operations                       $ (2,849)    $  1,023     $ (6,057)    $ (1,638)
Less: preferred stock dividend                                      (39)         (23)         (76)         (42)
                                                               --------     --------     --------     --------
(Loss) income from continuing operations (attributable)
  available to common stockholders - basic                       (2,888)       1,000       (6,133)      (1,680)
Income from discontinued operation, net of tax                       --           --           --          440
Gain on sale of discontinued operation, net of tax                   --        6,002           --        6,002
Loss on debt extinguishment, net of tax                              --           --         (380)          --
                                                               --------     --------     --------     --------
Net (loss) income (attributable) available to common
  stockholders -  basic                                        $ (2,888)    $  7,002     $ (6,513)    $  4,762
                                                               ========     ========     ========     ========
(Loss) income from continuing operations (attributable)
  available to common stockholders - basic                     $ (2,888)    $  1,000     $ (6,133)    $ (1,680)
Add back: preferred stock dividend                                   --           23           --           --
                                                               --------     --------     --------     --------
(Loss) income from continuing operations                         (2,888)       1,023       (6,133)      (1,680)
Income from discontinued operation, net of tax                       --           --           --          440
Gain on sale of discontinued operation, net of tax                   --        6,002           --        6,002
Loss on debt extinguishment, net of tax                              --           --         (380)          --
                                                               --------     --------     --------     --------
Net (loss) income (attributable) available to common
  stockholders - diluted                                       $ (2,888)    $  7,025     $ (6,513)    $  4,762
                                                               ========     ========     ========     ========
Denominator:
Weighted average common shares                                    6,588        6,597        6,586        6,597
Non-vested restricted stock                                          (2)         (22)          (2)         (23)
                                                               --------     --------     --------     --------
Adjusted weighted average common shares - basic                   6,586        6,575        6,584        6,574
Dilutive effect of Series B preferred stock                          --          496           --           --
Dilutive effect of stock options and non-vested restricted
  stock                                                              --           16           --           --
                                                               --------     --------     --------     --------
Adjusted weighted average common shares and equivalents
   - diluted                                                      6,586        7,087        6,584        6,574
                                                               --------     --------     --------     --------
Basic (loss) income per common share:
   Continuing operations                                       $   (.44)    $    .16     $   (.93)    $   (.25)
   Discontinued operation                                            --           --           --          .07
   Gain on sale of discontinued operation                            --          .91           --          .91
   Loss on debt extinguishment                                       --           --         (.06)          --
                                                               --------     --------     --------     --------
Basic (loss) income per common share                           $   (.44)    $   1.07     $   (.99)    $    .73
                                                               ========     ========     ========     ========
Diluted (loss) income per common share:
   Continuing operations                                       $   (.44)    $    .14     $   (.93)    $   (.25)
   Discontinued operation                                            --           --           --          .07
   Gain on sale of discontinued operation                            --          .85           --          .91
   Loss on debt extinguishment                                       --           --         (.06)          --
                                                               --------     --------     --------     --------
Diluted (loss) income per common share                         $   (.44)    $    .99     $   (.99)    $    .73
                                                               ========     ========     ========     ========


         The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three and six months ended June 30, 2001 and the six months ended June 30, 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share for the periods.

         Certain options to purchase common stock were outstanding during the three and six months ended June 30, 2001 and 2000, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:


                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                             ---------------------------------     ---------------------------------
                                  2001               2000               2001               2000
                             --------------     --------------     --------------     --------------
Options outstanding             334,776            500,304            394,776            500,304
Range of exercise prices     $3.20 - $11.75     $5.50 - $11.75     $2.90 - $11.75     $5.50 - $11.75


NOTE 6 - SERIES B CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Evap, Inc., the Company issued 30,000 shares of TransPro, Inc. Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The purchase agreement provides for a potential additional payout for the Evap acquisition based on the earnings performance of the business for the period January 1, 1999 through December 31, 2000 that will take the form of an increase in the liquidation preference of the Series B Preferred Stock. The holder of the Series B Preferred Stock has disputed the calculation of the payout amount and, the Company is attempting to resolve the differences in accordance with the provisions of the Evap stock purchase agreement.

NOTE 7 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 deals with accounting for acquisitions while SFAS No. 142 pertains to the accounting for goodwill and other intangibles. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. While the Company is still evaluating the impact of these pronouncements, it does not expect the adoption of SFAS No. 141 to have a material impact on its results of operations or financial position. The adoption of SFAS No. 142 is expected to increase annual pretax income by approximately $400 thousand, which would reflect the elimination of historical goodwill amortization.

NOTE 8 - RELATED PARTY TRANSACTION

         During the second quarter of 2001, the Board of Directors authorized the issuance of 30,175 shares of treasury stock and the payment of $96,565 to the Chairman of the Board as compensation for serving as interim President of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED JUNE 30, 2001 VERSUS QUARTER ENDED JUNE 30, 2000

         Net sales increased $1.5 million or 2.7% from a year ago. Sales in the Aftermarket Heating and Cooling Systems segment ("Aftermarket") increased 7.9% as an 11.2% increase in unit volume offset a 3.3% reduction in selling prices. Unit sales of radiators and heaters were higher while air conditioning part sales declined. Sales in the OEM Heat Transfer Systems segment ("OEM") declined by 20.6% as a 21.8% unit volume drop offset the favorable impact of price increases. The overall softness in the heavy-duty truck marketplace continued to adversely impact this segment.

         Gross margins declined to 17.3% from 25.7% a year ago. Margins were adversely impacted by 3.1 percentage points as the Company increased an accrual for a warranty program, which commenced during the last quarter of 2000 and settled a vendor dispute. Margins within the Aftermarket segment were lower due to competitive pricing actions, which were taken along with unabsorbed overhead as the Company lowered production levels in order to reduce inventories. A year ago, factories were running at higher levels of production and building inventory, thus absorbing overhead. Lower OEM segment margins reflect lower production levels caused by the drop in market demand and our planned inventory reduction efforts.

         Operating expenses increased $1.9 million or 17% as a result of higher self-insured medical costs associated with the incurrence of several major claims and higher costs associated with the upgrade of the Company's computer system. The second quarter last year benefited from a reduction in bonus and insurance accruals that were no longer required.

         Interest expense was 12% above a year ago as higher average debt levels offset the impact of lower interest rates.

         The Company's income tax benefit includes $554 thousand due to the recent settlement of an Internal Revenue Service audit. The effective tax rate for the year was increased to 29.7% from the 28.2% rate used in the first quarter.

         The Company sold its Specialty Metal Fabrication segment on May 5, 2000. Accordingly, the Specialty Metal Fabrication segment was accounted for as a discontinued operation. As a result of the sale, the Company reported a net gain of $6.0 million, or $0.91 per basic common share and $.85 per diluted common share in the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

         Six-month sales declined 1.4% from last year's levels reflecting flat unit volume and sales price decreases. Aftermarket sales were 6.1% higher as an 8.4% improvement in unit volume offset a 2.3% reduction in selling prices. Increased demand for heaters and radiators offset lower air conditioning part sales. OEM sales declined 29.4% as a 30.6% reduction in volume offset the 1.2% increase generated by pricing actions.

         Gross margin percentages were 17.5% versus 23% a year ago. Margins were reduced by 2 percentage points for the six months due to the warranty and vendor actions, which impacted the second quarter. Aftermarket margins have declined due to cutbacks in production levels in order to reduce inventory and lower average selling prices. The OEM segment has experienced reduced margins caused by lower sales volumes and lower production levels caused by the weak heavy-duty truck market.

         Operating expenses increased 6.8% to 24.4% of sales versus 22.6% a year ago. Higher self-insured medical costs and higher costs associated with the Company's computer upgrade project accounted for the increase. In the first quarter of 2000, the Company established a provision of $795 thousand to cover costs associated with the closure of several facilities.

         The income tax benefit includes $554 thousand resulting from the favorable settlement of an IRS audit and the increase of the effective tax rate to 29.7% from the 28.2% rate used in the first quarter.

         As a result of the pay down of the old revolving credit agreement during the first quarter of 2001, the Company recorded an extraordinary charge of $380 thousand, net of tax, to reflect the write-off of unamortized debt issue costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into a $65 million Loan and Security Agreement (the "Loan Agreement") on January 4, 2001 with Congress Financial Corporation (New England), ("Congress") an affiliate of First Union National Bank. The Loan Agreement replaces a $52 million revolving credit arrangement with five banking institutions.

         The Loan Agreement provides for collateralized borrowings or the issuance of letters of credit in an aggregate amount not to exceed $65 million and is comprised of a $60 million Revolving Credit Facility and a $5 million Term Loan. The initial term of the Loan Agreement expires on January 5, 2004, with annual extensions thereafter at the option of Congress.

         The Loan Agreement is collateralized by a blanket first perfected security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. Available borrowings under the Revolving Credit Facility are determined by a borrowing base consisting of the Company's eligible accounts receivable and inventory, as adjusted by an advance rate. Borrowings under the Revolving Credit Facility are classified as short term in the condensed consolidated balance sheet. The Term Loan is payable in 59 consecutive equal monthly installments of $75 thousand commencing February 1, 2001, with a balloon payment due on January 5, 2004.

         Amounts borrowed under the Loan Agreement initially bore interest at variable rates based, at the Company's option, on either the Eurodollar rate plus a margin of 2.0%, 2.25% or 2.50% depending on the Company's pretax profit performance, or the First Union National Bank base lending rate. The Loan Agreement contains covenants regarding working capital and net worth and prohibits the payment of common stock dividends.

         For the period April 30, 2001 through June 30, 2001, the Company was in default of the net worth covenant contained in the Loan Agreement. Congress waived the default by executing the first amendment to the Loan Agreement. The amendment provides that effective July 1, 2001, borrowings will bear interest at either 1.5% above the prime rate or 4% in excess of the Eurodollar rate at the Company's option.

         On July 30, 2001, the Company entered into a second amendment to the Loan Agreement which provides for a lower net worth covenant threshold for periods ending after July 30, 2001.

         Operations used $3.0 million of cash in the first half of 2001 versus 2000 when $9.2 million were used. While operations generated a net loss for the period, $10.9 million of cash was generated by the Company's inventory reduction plan implemented in the second quarter of 2001. In 2001, cash was utilized to pay down trade accounts payable in order to bring outstanding balances in line with stated terms. A year ago inventories rose by $8.5 million due to increased purchases and higher production levels.

         Capital expenditures are running below a year ago due to the Company's efforts to control spending levels. The Company expects that expenditures for the year will approximate depreciation expense.

         Funds provided by the new Loan Agreement of $44.3 million were utilized to pay off the old revolver and provide funds for operating activities. During 2000, the Company utilized the proceeds from the sale of its discontinued operation to pay down $14.6 of the old revolving credit agreement and fund operating needs. As of June 30, 2001, the Company had $2.5 million available for future borrowings under the Loan Agreement.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 deals with accounting for acquisitions while SFAS No. 142 pertains to the accounting for goodwill and other intangibles. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. While the Company is still evaluating the impact of these pronouncements, it does not expect the adoption of SFAS No. 141 to have a material impact on its results of operations or financial position. The adoption of SFAS No. 142 is expected to increase annual pretax income by approximately $400 thousand which would reflect the elimination of historical goodwill amortization.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for each nominee were as follows:

                      NOMINEE                FOR         AGAINST
              ----------------------      ---------     ---------
              Barry R. Banducci           5,825,002       498,375
              William J. Abraham, Jr      4,802,167     1,521,210
              Philip Wm. Colburn          5,824,432       498,945
              Charles E. Johnson          5,824,903       498,474
              Paul R. Lederer             5,825,002       498,375
              Sharon M. Oster             5,824,865       498,512
              F. Alan Smith               5,824,570       498,807

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2001. The aggregate number of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote upon such proposal were as follows:

                        FOR           AGAINST      ABSTAIN
                     ---------        -------      -------
                     6,289,438         8,672        25,267

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 29, 2001, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated there under.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         4.1 First Amendment to Loan and Security Agreement with Congress Financial Corporation.

         4.2 Second Amendment to Loan and Security Agreement with Congress Financial Corporation.

b)       Reports on Form 8-K
         On May 31, 2001, the Company filed a Current Report on Form 8-K announcing the appointment of Richard A. Wisot as Vice President, Treasurer, Secretary and Chief Financial Officer of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRANSPRO, INC.
                                (Registrant)


Date:   August 13, 2001         By: /s/ Charles E. Johnson
      -----------                  ---------------------------------------------
                                    Charles E. Johnson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:   August 13, 2001         By: /s/ Richard A. Wisot
      -----------                  ---------------------------------------------
                                    Richard A. Wisot
                                    Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)