Form 10-Q
period 2001-09-30
TRANSPRO INC
filed 2001-11-09
CIK 948844

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of common stock, $.01 par value, outstanding as of November 7, 2001 was 6,608,610.

Exhibit Index is on page 15 of this report.

                                      INDEX


                                                                                PAGE NO.
                                                                                --------

PART I.                       FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations for the
                 Three and Nine Months Ended September 30, 2001 and 2000         3

                 Condensed Consolidated Statements of Comprehensive
                 (Loss) Income for the Three and Nine Months Ended               4
                  September 30, 2001 and 2000

                 Condensed Consolidated Balance Sheets at September 30,
                 2001 and December 31, 2000                                      5

                 Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2001 and 2000                   6

                 Notes to Condensed Consolidated Financial Statements            7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            12

         Item 3. Quantitative and Qualitative Disclosures About Market          15
                 Risk

PART II.                      OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                               15

         Signatures                                                             16

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 TRANSPRO, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                                       -------------                          -------------
                                                                  2001               2000               2001               2000
                                                               ---------          ---------          ---------          ---------
Net sales                                                      $  57,224          $  53,625          $ 158,089          $ 155,894
Cost of sales                                                     42,303             41,562            125,566            120,305
                                                               ---------          ---------          ---------          ---------
Gross margin                                                      14,921             12,063             32,523             35,589
Selling, general and administrative expenses                      12,586             12,764             37,209             35,827
Restructuring and other special charges                            2,926                425              2,926              1,220
                                                               ---------          ---------          ---------          ---------
Loss from continuing operations before interest, taxes
 and extraordinary item                                             (591)            (1,126)            (7,612)            (1,458)
Interest expense, net                                              1,261              1,071              3,655              3,500
                                                               ---------          ---------          ---------          ---------
Loss from continuing operations before taxes and
 extraordinary item                                               (1,852)            (2,197)           (11,267)            (4,958)
Income tax benefit                                                  (821)              (577)            (4,179)            (1,700)
                                                               ---------          ---------          ---------          ---------
Loss from continuing operations before extraordinary
  item                                                            (1,031)            (1,620)            (7,088)            (3,258)
Income from discontinued operation, net of  taxes                     --                 --                 --                440
Gain on sale of discontinued operation, including
  income from operations during phase-out period, net
  of taxes                                                            --                187                 --              6,189
                                                               ---------          ---------          ---------          ---------
(Loss) income before extraordinary item                           (1,031)            (1,433)            (7,088)             3,371
Loss on debt extinguishment, net of taxes                             --                 --               (380)                --
                                                               ---------          ---------          ---------          ---------
Net (loss) income                                              $  (1,031)         $  (1,433)         $  (7,468)         $   3,371
                                                               =========          =========          =========          =========
Basic (loss) earnings per common share:
       Continuing operations                                   $   (0.16)         $   (0.25)         $ ( 1.09)          $   (0.50)
       Discontinued operation                                         --                 --                 --               0.07
       Gain on sale of discontinued operation                         --               0.03                 --               0.94
       Loss on debt extinguishment                                    --                 --              (0.06)                --
                                                               ---------          ---------          ---------          ---------
       Net (loss) earnings per common share                    $   (0.16)         $   (0.22)         $   (1.15)         $    0.51
                                                               =========          =========          =========          =========
Diluted (loss) earnings per common share:
        Continuing operations                                  $   (0.16)         $   (0.25)         $   (1.09)         $   (0.50)
        Discontinued operation                                        --                 --                 --               0.07
        Gain on sale of discontinued operation                        --               0.03                 --               0.94
        Loss on debt extinguishment                                   --                 --              (0.06)                --
                                                               ---------          ---------          ---------          ---------
        Net (loss) earnings per common share                   $   (0.16)         $   (0.22)         $   (1.15)         $    0.51
                                                               =========          =========          =========          =========
Weighted average common shares - basic                             6,609              6,575              6,593              6,574
                                                               =========          =========          =========          =========
Weighted average common shares and equivalents
  -diluted                                                         6,609              6,575              6,593              6,574
                                                               =========          =========          =========          =========
Cash dividends per common share                                $      --          $      --          $      --          $    0.10
                                                               =========          =========          =========          =========


        The accompanying notes are an integral part of these statements.

                                    TRANSPRO, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)
(in thousands)

                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                            2001             2000             2001             2000
                                           -------          -------          -------          -------
Net (loss) income                          $(1,031)         $(1,433)         $(7,468)         $ 3,371
Other comprehensive income, net of
tax:
  Foreign currency translation                  --               --               --               12
  Minimum pension liability                     --               --               --             (645)
                                           -------          -------          -------          -------
Comprehensive (loss) income                $(1,031)         $(1,433)         $(7,468)         $ 2,738
                                           =======          =======          =======          =======

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                      SEPTEMBER  30,    DECEMBER  31,
                              ASSETS                                                       2001               2000
                                                                                           ----               ----
                                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                           $       --          $     172
   Accounts receivable (less allowances of $3,034 and $2,698)                              39,413             34,154
   Inventories, net:
      Raw materials                                                                        16,021             21,350
      Work in process                                                                       2,340              2,391
      Finished goods                                                                       40,391             51,545
                                                                                        ---------          ---------
         Total inventories                                                                 58,752             75,286
                                                                                        ---------          ---------

   Deferred income tax benefit                                                             12,161              5,703
   Other current assets                                                                     1,456              4,890
                                                                                        ---------          ---------
Total current assets                                                                      111,782            120,205
                                                                                        ---------          ---------
Property, plant and equipment                                                              81,244             80,567
Accumulated depreciation and amortization                                                 (56,098)           (53,856)
                                                                                        ---------          ---------
   Net property, plant and equipment                                                       25,146             26,711
                                                                                        ---------          ---------
Goodwill (net of amortization of $806 and $1,130)                                           4,741              6,869
Other assets                                                                                2,341              2,478
                                                                                        ---------          ---------
Total assets                                                                            $ 144,010          $ 156,263
                                                                                        =========          =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit debt and current portion of long-term debt                          $  35,077          $  39,680
   Accounts payable                                                                        15,415             21,972
   Accrued expenses                                                                         8,746              6,904
   Accrued insurance                                                                        2,364              2,446
   Accrued salaries and wages                                                               4,408              2,910
   Accrued taxes                                                                            1,431              1,142
                                                                                        ---------          ---------
Total current liabilities                                                                  67,441             75,054
Long-term liabilities:
   Long-term debt, net of current portion                                                   7,869              4,658
   Retirement and post-retirement obligations                                               3,218              3,867
   Deferred income taxes                                                                    1,398                926
   Other liabilities                                                                          146                281
                                                                                        ---------          ---------
Total liabilities Commitments and contingent liabilities                                   80,072             84,786
                                                                                        ---------          ---------
Stockholders' equity:
   Preferred stock, $0.01 par value:  authorized 2,500,000 shares;
      Issued and outstanding as follows:
         Series A junior participating preferred stock, $0.01 par value
          Authorized:  200,000 shares; issued and outstanding:
          none at September 30, 2001 and December 31, 2000                                     --                 --
         Series B convertible preferred stock,  $0.01 par value
          Authorized:  30,000 shares; issued and outstanding:
          30,000 shares at September 30, 2001 and December 31,
          2000; (liquidation preference $3,000 at September 30,
          2001 and December 31, 2000)                                                          --                 --
   Common stock, $0.01 par value:  authorized 17,500,000 shares:
      6,650,546 shares issued at September 30, 2001 and 6,662,446 at December 31, 2000; 6,608,610 shares outstanding at September 30, 2001
      and 6,590,335 at December 31, 2000                                                       66                 66
   Paid-in capital                                                                         55,029             55,019
   Unearned compensation                                                                       --                (21)
   Retained earnings                                                                        9,143             16,724
   Accumulated other comprehensive loss                                                      (285)              (285)
   Treasury stock, at cost:
      41,936 shares at September 30, 2001 and 72,111 at December 31, 2000                     (15)               (26)
                                                                                        ---------          ---------
Total stockholders' equity                                                                 63,938             71,477
                                                                                        ---------          ---------
Total liabilities and stockholders' equity                                              $ 144,010          $ 156,263
                                                                                        =========          =========


           The accompanying notes are an integral part of these statements.

                                    TRANSPRO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)                                                           NINE MONTHS ENDED
(in thousands)                                                           SEPTEMBER 30,
                                                                     ----------------------
                                                                     2001              2000
                                                                   --------          --------
Cash flows from operating activities:
   Net (loss) income                                               $ (7,468)         $  3,371
   Adjustments to reconcile net (loss) income to cash
   (used in) provided by operating activities:
      Restructuring and other special charges                         2,926             1,220
      Loss on extinguishment of debt                                    380                --
      Gain on sale of discontinued operation                             --            (6,189)
      Income from discontinued operation                                 --              (440)
      Depreciation and amortization                                   4,172             4,416
      Deferred income taxes                                          (5,837)              261
      Provision for losses - accounts receivable                        898               288

   Changes in operating assets and liabilities:
      Accounts receivable                                            (6,157)           (3,976)
      Inventories                                                    16,534            (8,963)
      Accounts payable                                               (6,557)            6,921
      Accrued expenses                                                2,470            (4,215)
      Net assets held for disposition                                    --               (37)
      Other                                                           2,882            (1,665)
                                                                   --------          --------
Net cash provided by (used in) operating activities                   4,243            (9,008)
                                                                   --------          --------

Cash flows from investing activities:
   Net proceeds from sale of discontinued operation                      --            26,772
   Capital expenditures, net of retirements                          (2,091)           (3,653)
                                                                   --------          --------
Net cash (used in) provided by investing activities                  (2,091)           23,119
                                                                   --------          --------

Cash flows from financing activities:
   Dividends paid                                                      (113)             (760)
   Net borrowings under revolving credit facility                    34,811                --
   Repayments under term loan                                          (570)               --
   Borrowings under term loan                                         4,490                --
   Net repayments of previous revolving credit arrangement          (40,042)          (13,374)
   Deferred debt costs                                                 (900)               --
                                                                   --------          --------
Net cash used in financing activities                                (2,324)          (14,134)
                                                                   --------          --------

Decrease in cash and cash equivalents                                  (172)              (23)
Cash and cash equivalents:
   Beginning of period                                                  172               222
                                                                   --------          --------
   End of period                                                   $     --          $    199
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

NOTE 2 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         During the third quarter of 2001, the Company implemented a restructuring program designed around its business initiatives to improve operating performance. The program, which is expected to continue into 2002, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings.

         As a part of this program, the Company recorded restructuring and other special charges of $2.9 million during the third quarter of 2001. A summary of this charge is as follows:


(in thousands)                                                                                      BALANCE REMAINING AT
                                 CHARGE TO OPERATIONS     CASH PAYMENTS    NON-CASH CHARGES          SEPTEMBER 30, 2001
                                 --------------------     -------------    ----------------          ------------------

Workforce related                        $  784                  $273             $   --                      $511
Facility consolidations                     312                    77                 --                       235
Impairment of goodwill                    1,830                    --              1,830                        --
                                         ------                  ----             ------                      ----
Total                                    $2,926                  $350             $1,830                      $746
                                         ======                  ====             ======                      ====


         The workforce-related charge reflects the elimination of 28 salaried and hourly positions within the OEM and aftermarket segments during the quarter. Cash payments are expected to continue through the end of 2002.

         The $312 thousand facility consolidation charge represents inventory and machinery movement, lease termination and facility exit expenses associated with the transfer of several product lines between OEM segment manufacturing locations and the closure of five Aftermarket segment branch facilities as part of the redesign of the Company's distribution system. Cash payments are expected to continue into 2002.

         Due to changes in product demand, the Company has decided to exit its copper-brass condenser product line and close a California manufacturing plant, resulting in the impairment of $1.8 million of goodwill recorded as part of the Rahn Industries acquisition in 1996. The write-off is the result of a determination that the present value of estimated future cash flows is less than the carrying amount of the goodwill.

         During the first quarter of 2000, the Company recorded $795 thousand in closure costs related to actions taken in the Aftermarket segment to close a regional radiator manufacturing facility and to consolidate one distribution facility into another existing location. A summary of the closure costs is as follows:

(Amounts in thousands)
                                                              AMOUNTS PAID AND          AMOUNTS
                                                              REVERSED THROUGH           PAID            BALANCE REMAINING AT
                                CHARGE TO OPERATIONS          DECEMBER 31, 2000       DURING 2001         SEPTEMBER 30, 2001
                                --------------------          -----------------       -----------         ------------------
Workforce related                     $222                           $222               $ --                     $--
Facility consolidations                542                            491                 51                      --
Asset write down                        31                             31                 --                      --
                                      ----                           ----               ----                     ---
Total                                 $795                           $744               $ 51                     $--
                                      ====                           ====               ====                     ===

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

NOTE 4 - STOCK OPTION TENDER OFFER

         On July 5, 2001, the Company commenced a tender offer for all outstanding options under the 1995 Stock Plan having an exercise price in excess of $4.00 per share. Under the terms of the offer, tendered options would be cancelled and exchanged for new options to be granted on or about the first business day which is six months and one day after the option cancellation date. The number of options to be granted would be equal to one half of the tendered options for those grants with an exercise price between $4.00 and $6.00 and one third of the tendered options for those grants greater than $6.00. The tender offer expired on August 2, 2001. Of the options to purchase 116,576 shares available to be tendered, options to purchase 69,176 shares were tendered and have been cancelled. Options which were not tendered continue with their original terms and conditions. The Company's Chief Executive Officer and Chief Financial Officer did not have outstanding options eligible for the tender offer. In addition, the Directors Stock Option Plan was not included in the tender offer.

NOTE 5 - RELATED PARTY TRANSACTION

         During the second quarter of 2001, the Board of Directors authorized the issuance of 30,175 shares of treasury stock and the payment of $96,565 to the Chairman of the Board as compensation for serving as interim President of the Company.

NOTE 6 - (LOSS) INCOME PER SHARE

         The following table sets forth the computation of basic and diluted
(loss) income per share:

(in thousands, except per share data)                              THREE MONTHS                       NINE MONTHS
                                                                 ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                2001             2000             2001             2000
                                                               -------          -------          -------          -------
Numerator:
Loss from continuing operations                                $(1,031)         $(1,620)         $(7,088)         $(3,258)
Less: preferred stock dividend                                     (37)             (30)            (113)             (72)
                                                               -------          -------          -------          -------
Loss from continuing operations attributable to common
 stockholders - basic and diluted                               (1,068)          (1,650)          (7,201)          (3,330)
Income from discontinued operation, net of tax                      --               --               --              440
Gain on sale of discontinued operation, net of tax                  --              187               --            6,189
Loss on debt extinguishment, net of tax                             --               --             (380)              --
                                                               -------          -------          -------          -------
Net (loss) income (attributable) available to common
  stockholders -  basic and diluted                            $(1,068)         $(1,463)         $(7,581)         $ 3,299
                                                               =======          =======          =======          =======
Denominator:
Weighted average common shares                                   6,609            6,597            6,593            6,597
Non-vested restricted stock                                         --              (22)              --              (23)
                                                               -------          -------          -------          -------
Adjusted weighted average common shares - basic and
 diluted                                                         6,609            6,575            6,593            6,574
                                                               =======          =======          =======          =======
Basic and diluted (loss) income per common share:
   Continuing operations                                       $ (0.16)         $ (0.25)         $ (1.09)         $ (0.50)

   Discontinued operation                                           --               --               --             0.07
   Gain on sale of discontinued operation                           --             0.03               --             0.94
   Loss on debt extinguishment                                      --               --            (0.06)              --
                                                               -------          -------          -------          -------
   Net (loss) income per common share                          $ (0.16)         $ (0.22)         $ (1.15)         $  0.51
                                                               =======          =======          =======          =======


         The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three and nine months ended September 30, 2001 and 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share from continuing operations for the periods.


         Certain options to purchase common stock were outstanding during the three and nine months ended September 30, 2001 and 2000, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:


                                                       THREE MONTHS                                 NINE MONTHS
                                                    ENDED SEPTEMBER 30,                          ENDED SEPTEMBER 30,
                                                    -------------------                          -------------------
                                                 2001                 2000                   2001                 2000
                                                 ----                 ----                   ----                 ----
Options outstanding                             81,300               500,304                81,300               500,304
Range of exercise prices                    $5.50 - $11.75       $5.50 - $11.75         $5.50 - $11.75       $5.50 - $11.75


NOTE 7 - SERIES B CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Evap, Inc., the Company issued 30,000 shares of TransPro, Inc. Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The purchase agreement provides for a potential additional payout for the Evap acquisition based on the earnings performance of the business for the period January 1, 1999 through December 31, 2000 that would take the form of an increase in the liquidation preference of the Series B Preferred Stock. The holder of the Series B Preferred Stock has disputed the calculation of the payout amount and, the Company is attempting to resolve the differences in accordance with the provisions of the Evap stock purchase agreement.

NOTE 8 - SEGMENT AND BUSINESS INFORMATION

         The table below sets forth information about reported segments:

(in thousands)                                                        THREE MONTHS                          NINE MONTHS
                                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                                  2001               2000               2001               2000
                                                                ---------          ---------          ---------          ---------
Trade Sales:
Aftermarket heating and cooling systems                         $  49,596          $  45,237          $ 135,348          $ 126,089
OEM heat transfer systems                                           7,628              8,388             22,741             29,805
Inter-segment Sales:
Aftermarket heating and cooling systems                             1,159              1,196              3,605              5,995
OEM heat transfer systems                                             281                 25                406                 47
Eliminations                                                       (1,440)            (1,221)            (4,011)            (6,042)
                                                                ---------          ---------          ---------          ---------
Consolidated Total                                              $  57,224          $  53,625          $ 158,089          $ 155,894
                                                                =========          =========          =========          =========


(Loss) Income from Continuing Operations Before Interest,
 Taxes and Extraordinary Item:
Aftermarket heating and cooling systems                         $   4,430          $   1,356          $   3,161          $   3,561
Restructuring and other special charges                            (2,353)                --             (2,353)              (795)
                                                                ---------          ---------          ---------          ---------
   Aftermarket total                                                2,077              1,356                808              2,766
                                                                ---------          ---------          ---------          ---------
OEM heat transfer systems                                            (617)              (862)            (4,302)            (1,100)
Restructuring and other special charges                              (573)                --               (573)                --
                                                                ---------          ---------          ---------          ---------
   OEM total                                                       (1,190)              (862)            (4,875)            (1,100)
                                                                ---------          ---------          ---------          ---------
Corporate expenses                                                 (1,478)            (1,195)            (3,545)            (2,699)
Restructuring and other special charges                                --               (425)                --               (425)
                                                                ---------          ---------          ---------          ---------
   Corporate total                                                 (1,478)            (1,620)            (3,545)            (3,124)
                                                                ---------          ---------          ---------          ---------
Consolidated Total                                              $    (591)         $  (1,126)         $  (7,612)         $  (1,458)
                                                                =========          =========          =========          =========

NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 deals with accounting for acquisitions while SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while SFAS 142 will be effective for years beginning after December 15, 2001. The adoption of SFAS 141 will not have a material impact on the Company's results of operations or financial position. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition. Annual goodwill amortization approximates $400 thousand.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective for years beginning after June 15, 2002. In August

2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance on the accounting for the impairment or disposal of long-lived assets and will be effective for years beginning after December 15, 2001. The Company is currently reviewing the provisions of SFAS 143 and 144 to determine their impact on its operating results and financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 2001 VERSUS QUARTER ENDED SEPTEMBER 30, 2000

         Net sales increased $3.6 million or 6.7% from a year ago. Sales in the Aftermarket Heating and Cooling Systems segment ("Aftermarket") increased 9.6% largely due to increased unit sales of radiators and air conditioning parts. Sales in the OEM Heat Transfer System Segment ("OEM") declined 9.1% as an 11.8% unit volume drop offset the favorable impact of price increases. The heavy-duty truck marketplace continues to be softer than a year ago. While the Company did experience a softening of sales during the remainder of the month, as a result of the terrorist attacks of September 11, October results did return to more normal levels.

         Gross margins improved to 26.1% versus 22.5% a year ago, due largely to improvements within the Aftermarket segment. Aftermarket margins benefited from material cost and other spending reductions and higher production levels caused by an increase in unit sales, which generated increased overhead absorption. OEM segment margins were slightly lower than a year ago as the impact of lower production levels offset spending reductions which have been implemented. Last year's gross margin percentage reflects that the Company had begun to reduce production levels in an effort to lower inventories which resulted in lower levels of overhead absorption.

         Selling, general and administrative expenses declined from a year ago by $178 thousand and as a percent of sales from 23.8% last year to 22.0%. Lower expense levels in 2001 were the result of cost reduction programs implemented during the quarter and offset the impact of a $328 thousand provision made for the write-off of a receivable from a customer which declared bankruptcy.

         During the third quarter of 2001, the Company implemented a restructuring program designed around its previously announced business initiatives to improve operating performance. The program, which is expected to continue into 2002, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offering. As part of this program, the Company recorded restructuring and other special charges of $2.9 million. This represents $784 thousand to cover work force related costs, $312 thousand for facility consolidations and $1.8 million for the impairment of goodwill. The workforce-related charge reflects the elimination of 28 salaried and hourly positions within the OEM and Aftermarket segments during the quarter. Cash payments made during the quarter were $273 thousand and payments are expected to continue through the end of 2002. The facility consolidation charge represents inventory and machinery movement, lease termination and facility exit expenses associated with the transfer of several product lines between OEM segment manufacturing locations and the closure of five Aftermarket segment branch facilities as part of the redesign of the Company's distribution system. During the quarter, $77 thousand in cash payments was made, and we expect these to continue into 2002. Due to changes in product demand, the Company has decided to exit its copper brass condenser product line and close a California manufacturing facility, resulting in the impairment of $1.8 million of goodwill recorded as part of the Rahn Industries acquisition in 1996. The write-off of this goodwill is the result of a determination that the present value of estimated future cash flows is less than the carrying amount of the goodwill. We expect that pretax savings from these restructuring programs will be approximately $3 million on an annualized basis. Last year $425 thousand of severance was recorded as a result of the departure of the Company's former President and CEO.

         Interest expense was 17.7% above a year ago as higher average debt levels offset the impact of lower interest rates.

         The income tax benefit in the quarter reflects the change in the expected effective tax rate for the year from 29.7% to 32%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

         Nine month sales are $2.2 million or 1.4% above a year ago. Aftermarket sales, which were 7.3% higher, benefited from increased radiator and heater volume. OEM sales declined 23.7% as lower volume exceeded the impact of favorable pricing actions implemented in the third quarter.

         The gross margin percentage was 20.6% versus 22.8% a year ago. Margins were lowered by 1.2% due to adjustments recorded in the second quarter to reflect higher OEM warranty program costs and the settlement of a vendor dispute. Aftermarket margins have declined due to unabsorbed overhead caused by production cutbacks earlier in the year and lower average selling prices. The OEM segment reduced margins are caused by lower production for the weak heavy-duty truck market.

         Operating expenses increased 3.9% to 23.5% of sales versus 23% a year ago. This increase reflects the write-off of a bankrupt customer's accounts receivable, higher self-insured health care costs and higher costs associated with the Company's computer upgrade project.

         Restructuring and other special charges of $2.9 million were recorded during the third quarter of 2001. A year ago, the Company recorded $425 thousand for severance payments to the former President and CEO and $795 for closure costs.

         Higher average debt levels caused the 4.4% increase in interest expense.

         The income tax benefit includes $554 thousand resulting from the favorable settlement of an IRS audit during the second quarter of 2001 and the increase of the effective annual tax rate to 32% from the 29.7% rate used in the second quarter.

         As a result of the pay down of the previous revolving credit agreement during the first quarter of 2001, an extraordinary charge of $380 thousand, net of tax, was recorded to reflect the write-off of unamortized debt issue costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into a $65 million Loan and Security Agreement (the "Loan Agreement") on January 4, 2001 with Congress Financial Corporation (New England) ("Congress"), an affiliate of First Union National Bank. The Loan Agreement replaces a $52 million revolving credit arrangement with five banking institutions.

         The Loan Agreement provides for collateralized borrowings or the issuance of letters of credit in an aggregate amount not to exceed $65 million and is comprised of a $60 million Revolving Credit Facility and a $5 million Term Loan. The initial term of the Loan Agreement expires on January 5, 2004, with annual extensions thereafter at the option of Congress.

         The Loan Agreement is collateralized by a blanket first security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. Available borrowings under the Revolving Credit Facility are determined by a borrowing base consisting of the Company's eligible accounts receivable and inventory, as adjusted by an advance rate. Borrowings under the Revolving

Credit Facility are classified as short term in the condensed consolidated balance sheet. The Term Loan is payable in 59 consecutive equal monthly installments of $75 thousand commencing February 1, 2001, with a balloon payment due on January 5, 2004.

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

         Operations generated $4.2 million of cash in the first nine months of 2001 versus 2000 when $9.0 million was used. In 2001, the Company's inventory reduction plan, implemented in the second quarter, generated $16.5 million of cash while $6.6 million of cash was utilized to pay down trade accounts payable in order to bring outstanding balances in line with stated terms. A year ago inventories rose by $9.0 million due to increased purchases and higher production levels. As a result of the September 11 terrorist attacks, the bank lock box processing center used by the Company was forced to relocate resulting in a delay in processing customer receipts for the month. The Company estimates that $2 million to $2.5 million of remittances were not processed until early October resulting in a higher level of accounts receivable and debt at the end of the quarter than would otherwise have been achieved.

         Capital expenditures are running below a year ago due to the Company's efforts to control spending levels. The Company expects that expenditures for the year will approximate depreciation expense.

         Funds provided by the new Loan Agreement were utilized to pay off the previous revolver and provide funds for operating activities. During the third quarter, $5.4 million of the revolver was repaid utilizing funds generated by operations. During 2000, the Company utilized the proceeds from the sale of its discontinued operation to pay down $13.4 million of the old revolving credit agreement and fund operating needs. As of September 30, 2001, the Company had approximately $5 million available for future borrowings under the Loan Agreement.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 deals with accounting for acquisitions while SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 will not have a material impact on the Company's results of operations or financial position. The Company is currently assessing the impact of SFAS
142. Annual goodwill amortization approximates $400 thousand.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective for years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance on the accounting for the impairment or disposal of long-lived assets and will be effective for years beginning after December 15, 2001. The Company is currently reviewing the provisions of SFAS 143 and 144 to determine their impact on its operating results and financial condition.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     3.1  Amended and Restated By-Laws of TransPro, Inc.

b)   Reports on Form 8-K

         On October 24, 2001, the Company filed a Current Report on Form 8-K, which included the press release of October 23, 2001 announcing guidance on third quarter results and preliminary details on a restructuring charge to be taken between the third quarter of 2001 and the second quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRANSPRO, INC.
                                          (Registrant)


Date:  November 9, 2001                   By: \s\ Charles E. Johnson
                                              ----------------------------------
                                              Charles E. Johnson
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)


Date:  November 9, 2001                   By: \s\ Richard A. Wisot
                                              ----------------------------------
                                              Richard A. Wisot
                                              Vice President, Treasurer,
                                              Secretary, and Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)