Form 10-K
period 2001-12-31
TRANSPRO INC
filed 2002-03-27
CIK 948844

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the fiscal year ended December 31, 2001
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

                                      NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at March 1, 2002 was $18,586,487. On that date, there were 6,981,889 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Exhibit Index is on pages 48 through 50 of this report.

===============================================================================

                                 TRANSPRO, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                                                                                                     PAGE
                                                                                                                  ----------
                                                                  PART I

Item 1.               Business                                                                                         3

Item 2.               Properties                                                                                      10

Item 3.               Legal Proceedings                                                                               10

Item 4.               Submission of Matters to a Vote of Security Holders                                             10

                                                                 PART II

Item 5.               Market for Registrant's Common Equity and Related Stockholder Matters                           12

Item 6.               Selected Financial Data                                                                         13

Item 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations           14

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk                                      20

Item 8.               Financial Statements and Supplementary Data                                                     21

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            47

                                                                PART III

Item 10.              Directors and Executive Officers of the Registrant                                              47

Item 11.              Executive Compensation                                                                          47

Item 12.              Security Ownership of Certain Beneficial Owners and Management                                  47

Item 13.              Certain Relationships and Related Transactions                                                  47

                                                                 PART IV

Item 14.              Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 47

Signatures                                                                                                            51

                                     PART I

ITEM 1. BUSINESS

Transpro, Inc. (the "Company") designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive aftermarket. In addition, the Company manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for original equipment manufacturers ("OEMs") of heavy trucks and industrial and off-highway equipment and the heavy duty heat exchanger aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

ORIGINS OF THE BUSINESS

The Company's origins date back to 1915 when a predecessor of the Company's G&O division commenced operations in New Haven, Connecticut as a manufacturer of radiators for custom built automobiles, fire engines and original equipment manufacturers. Allen Telecom Inc. ("Allen," formerly The Allen Group Inc.) acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. The Company's GO/DAN Industries ("GDI") division was formed in 1990 when Allen contributed a portion of its G&O division and other assets, which together represented all of Allen's aftermarket radiator business, and Handy & Harman contributed substantially all of the assets of its then wholly-owned subsidiaries, Daniel Radiator Corporation, Jackson Industries, Inc., Lexington Tube Co., Inc. and US Auto Radiator Manufacturing Corporation, to form a 50/50 joint venture partnership.

In 1995, Allen contributed all of the assets and liabilities of G&O, its specialty fabricated metal products business and Allen's interest in GDI to the Company. Immediately thereafter, Allen caused GDI to redeem Handy & Harman's ownership interest in GDI. On September 29, 1995, Allen spun off the Company to Allen's stockholders. The Company added replacement automotive air conditioning condensers to its aftermarket product line with the acquisition of substantially all of the assets, and the assumption of certain liabilities, of Rahn Industries effective August 1996. The Company added replacement automotive air conditioning parts to its aftermarket product line with the acquisition of the outstanding stock of Evap, Inc., which subsequently became Ready-Aire, in a purchase transaction effective August 1, 1998. The Company added re-manufactured automotive air conditioning compressors to its aftermarket product line with the acquisition of the outstanding stock of A/C Plus, Inc. in a purchase transaction effective February 1, 1999, which became part of Ready-Aire.

In 1999, the Company decided to concentrate its efforts on its heating and cooling systems business. Effective May 5, 2000, the Company sold substantially all of the assets and liabilities of its specialty metal fabrication business to Leggett & Platt, Incorporated in a transaction valued at $37.5 million, comprised of $28.7 million in cash and the assumption of $8.0 million of Industrial Revenue Bonds due in 2010 and an unfunded pension liability of $0.8 million. The company recorded a gain of $6.0 million, net of $3.8 million of tax.

CURRENT STRUCTURE AND RECENT DEVELOPMENTS

The Company is comprised of three operating divisions that supply products and services to the automotive and truck aftermarkets and original equipment manufacturers of trucks and other industrial products. These operating divisions are GDI, G&O, and Ready-Aire. GDI is a producer of replacement radiators and other heat transfer products for the automotive and truck aftermarkets. G&O produces and supplies radiators, charge air coolers, and engine cooling system components for OEMs of heavy trucks, and industrial and off-highway equipment. Ready-Aire is a manufacturer and distributor of replacement automotive air conditioning parts for the automotive aftermarket and a re-manufacturer of air conditioning compressors primarily for import applications in the automotive aftermarket.

Early in 2002, the Company announced that it would be reorganizing into two strategic business units ("SBU") based on the type of customer served - Auto and Light Truck and Heavy Duty. The Auto and Light Truck SBU would be serviced by a heat exchanger unit and a temperature control products unit. The heat exchanger unit was previously the largest portion of GDI while Ready-Aire represented the temperature control business. The Heavy Duty SBU will consist of both an OEM and Aftermarket unit. The OEM unit consists of the G&O business while the aftermarket was included in GDI. This new structure is designed to improve customer focus. Commencing in 2002, the Company will report its results using these new business segments. The Company also plans to de-emphasize the use of the GDI, G&O and Ready Aire names and have all product names, including the well known trade names Ready-Rad(R) Radiators, and Ready-Aire(R) Heater Core and Air Conditioning Components, associated with Transpro, Inc.

MARKETS

The automotive and heavy truck parts industries target two distinct markets, the aftermarket and the OEM market. The products and services used to maintain and repair automobiles, vans, light trucks and heavy trucks, as well as accessories not supplied with such vehicles when manufactured, form the respective automotive and heavy truck aftermarkets. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans and light trucks forms the automotive OEM market and the manufacture of individual components for use in the original equipment manufacturing process of heavy trucks and other heavy equipment forms the heavy duty OEM market. The Company sells its products and services principally to the automotive and heavy duty aftermarkets, as well as the heavy duty OEM market.

PRINCIPAL PRODUCTS AND SERVICES

The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive aftermarket. In addition, the Company manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment and the heavy truck aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

AFTERMARKET HEATING AND COOLING SYSTEMS

The Company provides one of the most extensive product ranges of high-quality radiators, radiator cores, heater cores and air conditioning condensers to the automotive and heavy duty aftermarkets. The Company's primary radiator and heater manufacturing facility in Nuevo Laredo, Mexico is ISO-9002 certified, which is an internationally recognized verification system for quality management. In addition to its standard models, the Company can produce and deliver special orders typically within 24 hours through its 11 regional plants and 40 branch locations.

The purpose of a radiator is to cool the engine. A radiator acts as a heat exchanger, removing heat from engine coolant as it passes through the radiator. The construction of a radiator usually consists of: the radiator core, which consists of coolant-carrying tubes and a large cooling area often made up of metal fins; a receiving (inlet) tank; a dispensing (outlet) tank; and side columns. In operation, coolant is pumped from the engine to the inlet tank where it spreads over the tops of the tubes. As the engine coolant passes through the tubes, it loses its heat to the air stream through the fins connected to the tubes. After passing through the tubes, the reduced temperature coolant enters the outlet tank and is then re-circulated through the engine.

Complete Radiators. The Company's lines of complete radiators are produced for automobile and light and heavy truck applications and consist of more than 700 models, which are able to service approximately 90% of the automobiles in the United States. The Company has established itself as an industry leader with its well-recognized line of Ready-Rad(R) radiators. The Ready-Rad(R) Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels. During 2001, the Company acquired the capability to produce aluminum radiator cores in-house.

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

Heavy truck and industrial cores are heavy-duty units, which are constructed of extremely durable components in order to meet the demands of the commercial marketplace. The Company produces approximately 13,000 models of industrial cores, and these products serve many different needs in a variety of markets. In general, a heavy truck or industrial core is much larger than an automotive core and typically sells for three to four times the price of an automotive core.

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

The Company's Ready-Aire(R) line of heater cores is recognized as an industry leader and its models utilize both cellular and tubular technology. Traditional heater cores utilize folded metal cellular construction to transport coolant through the unit, while the more modern models transport coolant through tubes. The Company introduced its tubular CT Ready-Aire(R) line of heater cores in 1988.

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

Air Conditioning Condensers. Automotive air conditioning condensers were added to the Company's product line in 1996. Air conditioning condensers are a component of a vehicle's air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. More than 750 condenser part numbers are currently cataloged and distributed under the Ready-Aire(R) brand.

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

     OEM HEAT TRANSFER SYSTEMS

The Company designs, manufactures and markets radiators, radiator cores, charge air coolers and engine cooling systems to OEMs. All products are custom designed and produced to support a variety of unique OEM engine cooling configurations for heavy-duty trucks, buses, specialty equipment and industrial applications such as construction and military vehicles and stationary power generation equipment. The Company's Jackson, Mississippi production facility is ISO 9002 certified and is currently employing QS-9000 principles in anticipation of obtaining QS-9000 certification in the future.

Radiators. The Company custom designs, manufactures and sells a wide range of different models of radiators, which are specifically designed and engineered to meet customer specifications. The Company's radiators are specifically engineered to withstand a variety of demanding customer applications. The Company's radiators are sold under the widely-recognized Ultra-Fused(R) brand name utilizing welded tube-to-header core construction and are specifically engineered to meet customer specifications to withstand a variety of demanding customer applications.

Charge Air Coolers. The Company offers its OEM customers a wide range of different models of aluminum charge air coolers. A charge air cooler is a device that is used to decrease the temperature of air from a turbocharger that is used by the engine in its combustion process, which in turn improves the operating efficiency of the engine and lowers its emission levels. The Company believes that the demand for charge air coolers will continue to increase as the Company's customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. In 1999, the Company obtained a U.S. Patent relating to its proprietary UltraoSeal(R) grommetted charge air cooler. This product offers significant improvements in performance and reliability and exceeds current industry guidelines for durability.

Engine Cooling Systems. The Company offers a wide range of different configurations of custom engine cooling systems to OEMs depending on customer requirements. These systems typically consist of a radiator and charge air cooler plus ancillary components to suit each OEM's requirement preferences. Additional components to each system may include air conditioning condenser, oil or fuel coolers, shroud, guards, fan, hose and piping. The Company has experienced a significant OEM interest and emerging preference towards the supply of a complete cooling system.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, EXPORT SALES AND DOMESTIC AND FOREIGN OPERATIONS

The Company presently operates in two business segments, Aftermarket Heating and Cooling Systems and OEM Heat Transfer Systems. Applicable segment information appears in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. Export sales from North America and sales to any one foreign country were below 10% of net trade sales in the years ended December 31, 2001, 2000 and 1999.

CUSTOMERS

The Company sells its products and services to a wide variety and large number of industrial and other commercial customers. The Company sells its aftermarket products to national retailers of aftermarket automotive products (such as AutoZone, Pep Boys, CSK and O'Reilly), warehouse distributors, radiator shops, parts jobbers and, to a lesser extent, OEMs. The Company supplies OEM heat transfer systems, to OEMs of heavy duty trucks such as Paccar and Mack, and OEMs of industrial and off-highway equipment, such as Cummins Power Generation and Oshkosh Truck Corporation.

The Company's largest customer during 2001, 2000 and 1999 was AutoZone. AutoZone accounted for approximately 19%, 20% and 12% of net sales for 2001, 2000 and 1999, respectively. No other customer individually represented more than 10% of net trade sales in any of the years reported.

SALES AND MARKETING

The Company maintains a separate sales and marketing department at its two principal operating units. By focusing its sales effort at the operating unit level, the Company enables its sales staff to develop a thorough understanding of such unit's technical and production capabilities and of the overall market in which such unit operates. The Company has approximately 150 individuals involved in sales and marketing efforts. The Company also utilizes independent sales representatives to aid in its outside sales efforts in the Aftermarket channels.

COMPETITION

The Company faces significant competition within each of the markets in which it operates. In its Aftermarket Heating and Cooling Systems product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, such as Modine Manufacturing ("Modine"), Visteon and other internal operations of OEMs and, to a lesser extent, local and regional manufacturers. The Company's primary competition in the air conditioning replacement parts business includes Four Seasons, a division of Standard Motor Products, as well as numerous regional operators. The Company believes it can utilize its established distribution system to expand its air conditioning parts business nationally. The Company's principal methods of competition include product design, performance, price, service, warranty, product availability and timely delivery.

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

RAW MATERIALS AND SUPPLIERS

The principal raw materials used by the Company in its Aftermarket Heating and Cooling Systems and OEM Heat Transfer Systems product lines are copper, brass and aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 100% of its copper and brass requirements in 2001, 2000 and 1999. The Company sourced all its aluminum needs from Alcoa Inc. during 2001. The Company has not experienced any significant supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.

The Company typically executes purchase orders for its anticipated copper and brass requirements approximately three to six months prior to the actual delivery date. The purchase price for such copper and brass is established at the time orders are placed by the Company and not at the time of delivery. Copper prices began to rise during the middle of 1999, leveled off during 2000 and declined during 2001.

BACKLOG

Backlog consists primarily of product orders for OEM heat transfer system products for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels. Backlog was approximately $4.1 million at December 31, 2001, compared to $4.9 million at December 31, 2000. The Aftermarket typically operates on a short lead time order basis. As such, backlog is not indicative of future overall sales levels.

SEASONALITY

The Company expects the second and third quarters to be positively impacted, and the first and fourth quarters to be negatively impacted, by the operating results of the Aftermarket Heating and Cooling Systems segment, which typically experiences higher sales during the summer months, as the demand for replacement radiators and air conditioning parts and supplies increases, and lower sales during the winter months. Historically, the OEM Heat

Transfer Systems segment has experienced a decrease in revenues and operating income during the fourth quarter as results are affected by scheduled plant shut-downs for the holiday season.

RESEARCH AND DEVELOPMENT

Research and development expenses were approximately $0.2 million for each of the three years ended December 31, 2001.

EMPLOYEES

At December 31, 2001, the Company had approximately 1,568 employees. Of these employees, approximately 701 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Approximately 73% of the Company's unionized employees are employed at the Company's Mexico plant and are represented by a local Mexican labor union. The Company has successfully re-negotiated collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future.

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

ITEM 2.  PROPERTIES

The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through the following principal facilities:

                                  APPROXIMATE         OWNED/
         LOCATION               SQUARE FOOTAGE        LEASED                            PRODUCT LINE
----------------------------    ----------------    -----------    -------------------------------------------------------
Memphis, Tennessee                    234,200       Leased         Distribution and warehouse for heat exchange products
New Haven, Connecticut                158,800       Owned(1)       Administrative headquarters, tubes for aftermarket
                                                                   and original equipment radiators, test facility
Jackson, Mississippi                  135,900       Owned          Manufacture of original equipment radiators
Nuevo Laredo, Mexico                  130,000       Leased         Manufacture of heat exchange products
Arlington, Texas                      125,000       Leased         Manufacturer of remanufactured air conditioning
                                                                   compressors, air conditioning parts and supplies
Dallas, Texas                          50,100       Leased         Manufacture of heat exchange products
Laredo, Texas                          42,800       Leased         Warehouse of heat exchange products
Maquoketa, Iowa                        38,000       Leased         Manufacture of parts and tooling for heat exchange
                                                                   products

                                   LEASE
         LOCATION               EXPIRATION
----------------------------    ------------
Memphis, Tennessee                 2007
New Haven, Connecticut
                                    --
Jackson, Mississippi                --
Nuevo Laredo, Mexico               2005
Arlington, Texas                   2012

Dallas, Texas                      2006
Laredo, Texas                      2002
Maquoketa, Iowa                    2005


-------------------------
(1)  Subject to IRB financing arrangements.

The Company believes its property and equipment are in good condition and suitable for its needs. The Company has sufficient capacity to increase production with respect to its replacement radiator and original equipment product lines and its air conditioning replacement parts business. In its Aftermarket Heating and Cooling Systems segment, the Company maintains a nationwide network of eleven manufacturing and forty branch locations which enable the Company to provide its customers, generally, with same day delivery service. All of the branch facilities are leased and vary in size from 6,000 square feet to 20,000 square feet. Information about long-term rental commitments appears in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                             SERVED AS             POSITION OR OFFICE WITH THE COMPANY & BUSINESS EXPERIENCE DURING
        NAME                 AGE           OFFICER SINCE                                PAST FIVE-YEAR PERIOD
-----------------------    -------    ----------------------     -------------------------------------------------------------------
Charles E. Johnson           56       March 2001                 President, Chief Executive Officer and Director of Transpro,
                                                                 Inc., since 2001; Chief Executive Officer of Canadian
                                                                 General-Tower, Ltd., 1997 through 2001 and, from 1996 President and Director; President and Chief Operating Officer of Equion
                                                                 Corporation, 1993 through 1996.

Jeffrey L. Jackson           54       August 1995                Vice President Human Resources of Transpro, Inc., since 1995.

Richard A. Wisot             56       June 2001                  Vice President, Treasurer, Secretary and Chief Financial Officer
                                                                 of Transpro, Inc. since 2001; Vice President, Treasurer and Chief
                                                                 Financial Officer of Ecoair Corp., 1997 through 2001; Vice
                                                                 President, Controller, Chief Accounting Officer of Echlin Inc.,
                                                                 1990 through 1996.

David J. Albert              54       June 2001                  Vice President, Operations of Transpro, Inc., since 2001;
                                                                 President and Chief Executive Officer of Hayden Industrial
                                                                 Products from 1996 through 2000.

Kenneth T. Flynn, Jr.        52       September 2001             Vice President and Corporate Controller of Transpro, Inc. since
                                                                 2001; Consultant, 1999 through 2000; Vice President and Corporate
                                                                 Controller of Echlin Inc. from 1997 through 1999; Assistant
                                                                 Corporate Controller of Echlin, Inc. from 1985 through 1997.

All officers are elected by the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The number of beneficial holders of the Company's common stock as of the close of business on March 1, 2002, was approximately 3,000. Information regarding per share market prices and dividends declared for the Company's common stock is shown below for 2001 and 2000. Market prices are closing prices quoted on the New York Stock Exchange, the principal exchange market for the Company's common stock. The Company discontinued its quarterly common stock cash dividend in September 2000. Under the provisions of the Loan Agreement entered into on January 4, 2001, the Company is prohibited from paying common stock dividends.


                                                              YEAR ENDED DECEMBER 31, 2001
                                 ---------------------------------------------------------------------------------------
                                      1ST QUARTER            2ND QUARTER             3RD QUARTER         4TH QUARTER
                                 -----------------     ------------------      ------------------      -----------------
Market price of common stock
     High                                   $3.20                  $3.80                   $3.80                  $4.00
     Low                                    $2.31                  $2.45                   $3.00                  $2.29

                                                              YEAR ENDED DECEMBER 31, 2000
                                 ---------------------------------------------------------------------------------------
                                      1ST QUARTER            2ND QUARTER          3RD QUARTER               4TH QUARTER
                                 -----------------     ------------------      ------------------      -----------------
Market price of common stock
     High                                   $6.50                  $6.00                   $5.19                 $ 3.69
     Low                                     4.19                   4.25                    3.06                   2.13
Dividends per common share                   0.05                   0.05                      --                     --

As a result of recording the deferred tax valuation allowance, stockholders' equity at December 31, 2001 fell below the $50 million minimum threshold for continued listing on the New York Stock Exchange (NYSE). In accordance with NYSE procedures, the Company will present a plan advising the NYSE of definitive actions that will result in compliance with this threshold within the next eighteen months. Should the Company be de-listed by the NYSE, it would seek to list its common stock on another exchange or trading market.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8-Financial Statements and Supplementary Data." The Company sold its Specialty Metal Fabrication Segment effective May 5, 2000. Results of operations prior to the sale have been shown as income from discontinued operations in the consolidated financial statements.

                                                                                 YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
(in thousands, except share data)                            2001          2000         1999          1998          1997
                                                          ------------  ------------ ------------  ------------  ------------
Statement of Operations Data:
      Net sales                                              $203,312      $203,320     $205,563      $195,592      $182,137
      Gross margin(1) (4)                                      25,531        26,531       42,041        35,018        28,077
      Restructuring and other special charges                   3,652         1,407          325            --           758
      (Loss) income from continuing operations before
        extraordinary item                                    (20,308)       (9,234)       5,099          (447)       (3,516)
      Income from discontinued operation, net of tax               --           440        1,717         2,094        11,391
      Gain on sale of discontinued operation, net of tax           --         6,002           --            --            --
      Loss on debt extinguishment                                (530)           --           --            --            --
      Net (loss) income                                       (20,838)       (2,792)       6,816         1,647         7,875
      Basic (loss) income per common share:
           Continuing operations                              $ (3.09)      $ (1.43)      $ 0.77       $ (0.07)      $ (0.54)
           Discontinued operation                                  --          0.07         0.26          0.32          1.74
           Loss on debt extinguishment                          (0.08)          --           --            --            --
      Diluted (loss) income per common share(2):
           Continuing operations                              $ (3.09)      $ (1.43)      $ 0.72       $ (0.07)      $ (0.54)
           Discontinued operation                                  --          0.07         0.24          0.32          1.74
           Loss on debt extinguishment                          (0.08)           --           --            --            --
      Cash dividends per common share                              --          0.10         0.20          0.20          0.20

Balance sheet data:
      Working capital(3)                                     $ 31,505      $ 44,742     $ 80,510       $61,747      $ 56,501
      Total assets                                            129,683       156,967      176,293       142,575       133,824
      Long-term debt                                            7,998         5,234       61,928        42,197        32,838
      Total debt                                               37,663        45,323       61,928        42,197        37,838
      Stockholders' equity                                     48,965        71,477       75,422        68,780        65,361

(1)  In 2001, gross margin includes $0.9 million of restructuring charges.


(2) During 2001, 2000, 1998 and 1997, the weighted average number of shares of common stock outstanding used for basic earnings per share was also used in computing diluted earnings per share due to the anti-dilutive impact of common share equivalents on the loss per common share.

(3) Working capital in 2001 and 2000 reflects borrowings under the Revolving Credit Agreement as current liabilities.

(4) Reflects the reclassification of $13.0 million, $12.0 million, $10.2 million and $9.4 million in 2000, 1999, 1998 and 1997, respectively from selling, general and administrative expenses to cost of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO 2000

Net sales for the year ended December 31, 2001 of $203.3 million were equal to the amount reported in 2000. Aftermarket heating and cooling system sales increased $6.8 million or 4.1% over the prior year. Overall, Aftermarket heat exchange product unit sales were up 3.2% primarily due to increased radiator unit sales. Unit sales were adversely impacted by a soft fourth quarter caused by warmer weather conditions, which were more pronounced than usual this year, the postponement of new program initiations by several major customers, a general softening in the Aftermarket following September 11 and a shift in customer buying habits. Customers are now buying product to support sell through rather than placing large advance seasonal orders. OEM heat transfer system sales declined by 18.6% from 2000 reflecting a continuing softening of the heavy duty market during the first half of the year. During the second half of 2001, OEM sales were down 3.6% as the rate of market decline began to lessen and the impact of price increases initiated in July added approximately $0.6 million to sales.

Gross margins as a percentage of sales were 12.6% in 2001 versus 13.0% last year. The Company reclassified warehousing costs, historically classified as operating expenses, to cost of sales for 2001 and all historical periods. As a result, $13.2 million and $13.0 million were reclassified in 2001 and 2000, respectively. In addition, in 2001, $0.9 million of restructuring costs, relating to the closure of our Rahn manufacturing facility, were included in cost of sales. Excluding the impact of the restructuring costs, margin as a percentage of sales would have been flat with the prior year. In addition, margins, as a percentage of sales reported during the second half of 2001, were significantly better than the first half, 15.1% versus 10.9%. In 2000, second half margin percentages were 9.3% versus 16.7% in the first half. The improvement in the second half of 2001 reflects overhead cost reductions and improved labor utilization in both our Aftermarket and OEM manufacturing locations and the impact of price increases. These improvements, which were the result of programs implemented in both the Aftermarket and OEM segments as part of the Company's initiative program, combined with material cost reductions and higher production levels to favorably impact margin. In addition, gross margin in the OEM segment during the first half of 2001 was adversely impacted by higher claims caused by a warranty program, which had commenced during the fourth quarter of 2000. During the second half of 2001, claims under this program have begun to decline as the cause has been corrected.

Selling, general and administrative expenses increased $0.8 million or 2.4% over 2000. As a percentage of sales, expenses increased to 17.2% from 16.8% last year due primarily to provisions for the write-off of several uncollectable Aftermarket customer accounts receivable. Expense levels during the second half of the year were 16.5% of sales as opposed to 17.9% during the first half of 2001 and 17.3% during the second half of 2000. This lower level of expenses reflects cost reductions and the results of improvements to the Company's distribution network implemented during the second half of the year.

During the third quarter of 2001, the Company implemented a restructuring program to improve operating performance. The program which is expected to continue into 2002, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. As part of this program, the Company recorded restructuring and other special charges of approximately $4.6 million during 2001. Of this amount, $0.9 million was classified in cost of sales and $3.6 million in operating expenses. A summary of the charge, which is also discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this Report, is as follows:

     Workforce related                              $1,101
     Facility consolidation                            414
     Asset writedowns                                1,230
     Impairment of goodwill                          1,830
                                                  ---------
     Total                                          $4,575
                                                  =========

The workforce-related charge reflects the elimination of 119 salaried and hourly positions within the OEM and Aftermarket segments during the second half of the year.

The $0.4 million facility consolidation charge represents inventory and machinery movement, lease termination and facility exit expenses associated with the transfer of several product lines between OEM segment manufacturing locations and the closure of seven Aftermarket segment branch facilities as part of the redesign of the Company's distribution system. Machinery and inventory movement costs were expensed as incurred.

Due to changes in product demand, the Company decided to exit its copper-brass condenser and heat exchanger product production and closed a California manufacturing plant, resulting in the impairment of $1.8 million of goodwill recorded as part of the Rahn Industries acquisition in 1996. The write-off is the result of a determination that the estimated future cash flows is less than the carrying amount of the goodwill.

In conjunction with the closure of the California manufacturing plant, a charge of $1.2 million was recorded to reflect the impairment of inventory and fixed assets.

Interest expense declined by $0.3 million or 6% due to lower average debt levels and lower average interest rates.

During the fourth quarter of 2001, the Company determined that in accordance with the provisions of SFAS 109, "Accounting for Income Taxes", a non-cash valuation allowance of $9.5 million was required to offset its net deferred tax asset balance. The reserve was required due to the Company's cumulative losses during the past three years. As the Company returns to profitability on a pre-tax basis, it would recover the valuation allowance, which would improve net income.

During March 2002, tax legislation was enacted which included a provision that allows pre-tax losses incurred in 2001 and 2002 to be carried-back for a period of five years instead of the current two years. As a result, the Company will increase its net income in the first quarter of 2002 by approximately $3.5 million, which reflects a reduction in the deferred tax valuation allowance. This refund is expected to be received in cash during the second quarter of 2002.

Excluding the impact of the valuation reserve, the effective tax rate for 2001 would have been 37.4%. Included in this was 5.3% resulting from adjustments as a result of the favorable settlement of an IRS audit in the second quarter of 2001 and a state tax credit adjustment during the fourth quarter. The effective tax rate in 2000 was 33.3%.

The loss on extinguishment of debt reflects the write-off of deferred debt issue costs as a result of the paydown of the previous revolving credit agreement during the first quarter of 2001.

The consolidated net loss in 2001 was $20.8 million or $3.17 per basic and diluted common share as compared to a net loss of $2.8 million or $0.45 per basic and diluted common share in 2000.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO 1999

Net sales for the year ended December 31, 2000 declined 1.1% to $203.3 million compared with $205.6 million for the year ended December 31, 1999. Sales in the Aftermarket heating and cooling systems segment increased $0.3 million, or 0.2%, compared with the comparable 1999 period. Unit volume increases in complete radiator sales to warehouse distributors and radiator shops were partially offset by declines in the retail channel. Radiator core sales declined as the market continues to shift to complete radiators. Heater sales declined slightly with declines to warehouse distributors and radiator shops partially offsetting increases in the retail channel. Condenser sales increased compared with 1999, while sales of other air conditioning parts were essentially flat. Pricing actions in response to competitive pressures also contributed to the sales decline. Sales in the OEM heat transfer systems segment decreased by $2.6 million, or 6.5%, compared with the comparable 1999 period due to a significant decline in demand in the heavy-duty truck market in the fourth quarter of 2000.

Consolidated gross margins for the year ended December 31, 2000 were $26.5 million compared to $42.0 million for the year ended December 31, 1999. As a percentage of sales, gross margins declined to 13.0% in 2000 from 20.5% in 1999. Gross margins were lower in the Aftermarket heating and cooling systems segment primarily due to lower production rates implemented as part of an inventory reduction plan that resulted in decreased manufacturing cost absorption. In addition, the start-up of production in Mexico of two new products, plastic tank aluminum core radiators and six-millimeter condensers, resulted in temporary manufacturing inefficiencies in the first half of 2000. Pricing activity in response to competitive pressures in the Aftermarket also negatively affected gross margins in 2000. Gross margins in the OEM heat transfer systems segment were negative in 2000 as sales and production volume suffered from dramatically lower demand and warranty expenses that were higher than historical rates.

Selling, general and administrative expenses increased $0.8 million, or 2.4%, as a result of higher freight costs due to rising fuel prices, professional fees associated with certain strategic initiatives and an increase in doubtful collection charges. Increased headcount to position the Aftermarket air conditioning parts operation for future growth, inflation-related employee cost increases in the Aftermarket Heating and Cooling Systems segment and the comparative impact of reducing employee medical insurance accruals in 1999 also contributed to the increase. In 1999, the Company recorded $0.3 million in legal settlement costs related to an employment-related lawsuit.

Plant closure costs of $0.7 million were incurred during 2000 related to actions taken in the Aftermarket Heating and Cooling Systems segment to close the Houston, Texas regional radiator manufacturing plant and to consolidate the Santa Fe Springs, California distribution center into the existing distribution facility in Memphis, Tennessee. In addition, the Company recorded severance charges of $0.4 million and search-related charges of $0.3 million related to the departure of the Company's previous President and CEO.

Net interest expense increased $0.4 million for the year ended December 31, 2000 compared with the prior year. This increase resulted from higher effective interest rates coupled with costs associated with the series of forbearance agreements the Company entered into related to certain covenant violations under the Company's previously existing Revolving Credit Agreement. The impact of these factors was partially offset by lower debt levels resulting from the application of the proceeds from the May 2000 sale of the Specialty Metal Fabrication segment to reduce debt.

The Company recorded a tax benefit at the rate of 33.3% for the year ended December 31, 2000. The rate is comprised of the U. S. Federal income tax rate plus the estimated aggregate effective rate for state and local income taxes. The rate decreased from the 1999 rate of 42.8%, reflecting a reduction from the impact of non-deductible expenses for tax purposes. During 1999, the Company recognized a non-recurring, non-cash deferred tax benefit of $2.9 million related to the change in the organizational structure of its GO/DAN Industries operation from a partnership to a corporation.

The Company sold its Crown Division to Leggett & Platt, Incorporated on May 5, 2000 in a transaction valued at $37.5 million. As a result of the sale, the Company reported a net gain on the sale of discontinued operations of $6.0 million, or $0.91 per basic and diluted common share for the year ended December 31, 2000. Income from discontinued operations for the year ended December 31, 2000 was $0.4 million, or $0.07 per basic and diluted common share, compared with $1.7 million, or $0.26 per basic common share and $0.24 per diluted common share, for the year ended December 31, 1999.

The consolidated net loss in 2000 was $2.8 million or $0.45 per basic and diluted common share compared to net income of $6.8 million or $1.03 per basic common share and $0.96 per diluted common share in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On January 4, 2001, the Company entered into a $65 million Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation (New England) ("Congress"), an affiliate of First Union National Bank. The Loan Agreement replaced a $52 million revolving credit agreement with five banking institutions.

The Loan Agreement originally provided for collateralized borrowings or the issuance of letters of credit in an aggregate amount not to exceed $65 million and was comprised of a $60 million Revolving Credit Facility and a $5 million Term Loan. The initial term of the Loan Agreement expires on January 5, 2004 with annual extensions, thereafter at the option of Congress.

The Loan Agreement is secured by a blanket first security interest on substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. Available borrowings under the Revolving Credit Facility are determined by a borrowing base consisting of the Company's eligible accounts receivable and inventory, as adjusted by an advance rate. Borrowings under the Revolving Credit Facility are classified as current liabilities in the consolidated balance sheets. The Term Loan is payable in 59 consecutive equal monthly installments of $75 thousand commencing February 1, 2001, with a balloon payment due on January 5, 2004.

Amounts borrowed under the Loan Agreement originally bore interest at variable rates based, at the Company's option, on either the Eurodollar rate plus a margin of 2.0%, 2.25% or 2.50% depending on the Company's pre-tax profit performance, or the First Union National Bank base lending rate. The Loan Agreement originally required the maintenance of $74 million of working capital and $67.5 million of net worth at all times and prohibits the payment of common stock dividends.

For the period April 30, 2001 through June 30, 2001, the Company was in default of the net worth covenant contained in the Loan Agreement. Congress waived the default by executing an amendment to the Loan Agreement, which provides that effective July 1, 2001, borrowings bear interest at either 1.5% above the prime rate or 4% in excess of the Eurodollar rate at the Company's option. On July 30, 2001, the Company entered into an amendment to the Loan Agreement which lowered the net worth threshold to $63 million for periods after July 30, 2001. On November 27, 2001, an amendment was entered into which lowered the maximum borrowing amount under the Loan Agreement from $65 million to $55 million, and lowered the maximum borrowing amount under the revolving credit facility from $60 million to $50 million. In order to correct a technical violation, which would have occurred under the original wording of the agreement, on February 20, 2002, the Company entered into an amendment which redefined Working Capital to exclude deferred income tax assets, and established the minimum working capital threshold at $53 million effective December 31, 2001 through March 31, 2002 and at $55 million thereafter. In order to correct a net worth violation, which would have occurred as a result of recording the tax valuation reserve in 2001, and writing off goodwill in the first quarter of 2002, the Company obtained an amendment, which as of December 31, 2001, lowered the minimum net worth threshold to $37 million.

Total debt outstanding at December 31, 2001 was $37.7 million versus $45.3 million a year ago. Borrowings at December 31, 2001 bore interest at 6.5% versus 10.5% a year ago. Available borrowings under the Revolving Credit Facility at December 31, 2001 were $4.1 million.

During 2001, the Company generated $11.5 million of cash flow from operations, marking the first time since 1998 that operations generated cash flow. Programs designed to lower inventories generated $14.1 million, while accounts receivable collections generated $1.4 million despite ongoing pressures from customers to adjust payment terms. The inventory reduction actions were incorporated in the Company's initiative program, and the results were achieved without adversely impacting customer service levels. A portion of these funds was utilized to get accounts payable payment policies in line with vendor terms.

During 2000, the Company required $11.5 million to support its continuing operations. The net loss plus total adjustments to reconcile the net loss to net cash used in operating activities, which includes, among other things, depreciation and amortization, deferred income taxes, the gain on the sale of discontinued operations and income from discontinued operations, required funding of $3.2 million. Accounts receivable increased $3.0 million largely as a result of the timing of certain radiator and heater shipments in the fourth quarter. Lower inventory levels provided $1.4 million of cash.

During 1999, the Company required $6.5 million of cash to support its continuing operations. Net income, plus adjustments to reconcile net income to net cash used in operating activities, resulted in $8.7 million of operating cash flows. The Company invested $20.9 million in inventory and $3.2 million in accounts receivable to support new product introduction and its expansion in the air conditioning parts business. An increase in accounts payable and accrued expenses provided $7.4 million in cash.

Capital spending totaled $3.1 million, 5.4 million and $6.2 million in 2001, 2000 and 1999, respectively. Capital expenditures in 2001 were lower than a year ago due to the Company's efforts to control spending levels. At December 31, 2001, there were no material outstanding capital commitments. In 2000, the Company realized net proceeds of $26.8 million from the sale of the Specialty Metal Fabrication segment. In 1999, the Company purchased all of the outstanding stock of A/C Plus for $2.25 million in cash and issued a note payable for $0.25 million payable on the second anniversary of the closing.

The Company has entered into an agreement for the sale of its New Haven, Connecticut facility, which provides that the Company will lease its existing occupied space. Proceeds from the sale, which is expected to close by the end of the second quarter of 2002, will be used primarily to repay the Industrial Revenue Bond on the facility.

Cash dividends paid to preferred shareholders were approximately $0.1 million in 2001, 2000 and 1999. In addition, during 2000 and 1999, common shareholders were paid dividends of $0.7 million and $1.3 million, respectively. In September 2000, the Board of Directors elected to discontinue the Company's quarterly cash dividend to common stockholders.

In 2001, funds provided by the new Loan Agreement were utilized to repay the previous revolver and provide funds for operating activities. During 2001, the Company was able to repay $7.6 million of its outstanding debt. Net borrowings under the previous revolver had declined by $9.6 million during 2000, but had increased by $19.2 million during 1999.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Aftermarket heating and cooling systems business. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

INFLATION

The overall impact of the low rate of inflation in recent years has resulted in no significant impact on labor costs and general services utilized by the Company. The principal raw materials used in the Company's original equipment and replacement radiator product lines are copper and brass. The Company also requires aluminum for its radiator, condenser and heater product lines. Copper, brass, aluminum and other primary metals used in the Company's business are generally subject to commodity pricing and variations in the market prices for such materials. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company typically executes purchase orders for its copper and brass requirements approximately three to six months prior to the actual delivery date. The purchase price for such copper, brass, and aluminum cores is established at the time such orders are placed by the Company and not at the time of delivery.

The Company manages its metals commodity pricing by attempting to pass through any cost increases to its customers. Although the Company has been successful in passing through price increases to its customers to offset a portion of past commodity cost increases, there is no assurance that the Company will continue to be successful in raising prices in the future. The Company currently does not use financial derivatives or other methods to hedge transactions with respect to its metals consumption.

ENVIRONMENTAL MATTERS

The Company is subject to Federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. The Company believes it is reasonably possible that environmental related liabilities might exist with respect to an industrial site formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. Effective July 1, 2001, the Company adopted this Statement, which did not have any impact on the consolidated results of operations, financial position or cash flows.

In June 2001, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement is effective for years beginning after December 15, 2001, the Company will adopt SFAS 142 in the first quarter of 2002. As a result of performing the tests included in SFAS 142, the Company has determined that there is a transitional impairment loss relating to the valuation of its goodwill. As a result, this loss will be recorded as a cumulative effect of a change in accounting principle in the amount of $4.7 million in the consolidated results of operations.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company on January 1, 2003. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to dispose, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement was effective for the Company on January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

Statements included herein, which are not historical in nature, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, sales and liquidity are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including but not limited to: business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer and product mix, failure to obtain new customers, retain existing customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, and changes in interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities.

The Company's interest rate risk is most sensitive to changes in U.S. interest rates. At December 31, 2001, the Company had a loan agreement, under which $32.4 million was outstanding. The weighted average interest rate on the loan agreement during 2001 was 8.04%. Effective July 1, 2001, interest on the loan agreement is based on, at the Company's option, either the Eurodollar loan rate plus 4% or the prime rate plus 1.5%. The Company also has an Industrial Revenue Bond ("IRB") of $5.0 million outstanding at December 31, 2001, which matures in October 2013. The IRB had a weighted average interest rate of 2.86% during 2001. Interest on the IRB is based on the short-term tax exempt bonds index. The impact of a 10% change in market interest rates would not have a material impact on the Company's results of operations.

The Company has sales and a manufacturing facility in Mexico. The functional currency of the Company's operations in Mexico is the U.S. dollar. As a result, changes in the foreign currency exchange rates and changes in the economic conditions in Mexico could affect financial results. The Company has accounted for transactions associated with this foreign operation in accordance with the guidance established under Financial Accounting Standards No. 52, "Foreign Currency Translation." The Company believes it has mitigated the risk associated with its foreign operations through its management of inventory and other significant operating assets.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     PAGE
                                                                                                                   ----------
FINANCIAL STATEMENTS:
Report of Independent Accountants                                                                                     22
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999                            23
Consolidated Balance Sheets at December 31, 2001 and 2000                                                             24
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999                            25
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999        26
Notes to Consolidated Financial Statements                                                                            27

Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000 and 1999                  46

Report of Independent Accountants

To the Board of Directors and Stockholders of Transpro, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transpro, Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Hartford, Connecticut
March 18, 2002

                                 TRANSPRO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                               Years Ended December 31,
                                                                                      --------------------------------------------
                                                                                          2001           2000           1999
                                                                                      -------------- -------------- --------------

Net sales                                                                                  $203,312       $203,320       $205,563

Cost of sales                                                                               177,781        176,789        163,522
                                                                                      -------------- -------------- --------------

Gross margin                                                                                 25,531         26,531         42,041

Selling, general and administrative expenses                                                 34,970         34,158         33,354

Restructuring and other special charges                                                       3,632          1,407            325
                                                                                      -------------- -------------- --------------

Operating (loss) income                                                                     (13,071)        (9,034)        (8,362)

Interest expense                                                                              4,527          4,815          4,444
                                                                                      -------------- -------------- --------------

(Loss) income from continuing operations before taxes and extraordinary
     item                                                                                   (17,598)       (13,849)        (3,918)

Income tax provision (benefit)                                                                2,710         (4,615         (1,181)
                                                                                      -------------- -------------- --------------

(Loss) income from continuing operations before extraordinary item                          (20,308)        (9,234)         5,099

Income from discontinued operation, net of tax of $391 and $1,285 for
     2000 and 1999                                                                               --            440          1,717

Gain on sale of discontinued operation, net of tax of $3,841                                     --          6,002             --
                                                                                      -------------- -------------- --------------

(Loss) income before extraordinary item                                                     (20,308)        (2,792)        (6,816)

Loss on debt extinguishment                                                                    (530)            --             --
                                                                                      -------------- -------------- --------------
Net (loss) income                                                                         $ (20,838)      $ (2,792)       $ 6,816
                                                                                      ============== ============== ==============

Basic (loss) income per common share:
     Continuing operations                                                                  $ (3.09)      $  (1.43)       $  0.77
     Discontinued operation                                                                      --           0.07           0.26
     Gain on sale of discontinued operation                                                      --           0.91             --
     Loss on debt extinguishment                                                              (0.08)            --             --
                                                                                      -------------- -------------- --------------

     Net (loss) income per common share - basic                                            $  (3.17)      $  (0.45)       $  1.03
                                                                                      ============== ============== ==============

Diluted (loss) income per common share:
     Continuing operations                                                                 $  (3.09)      $  (1.43)       $  0.72
     Discontinued operation                                                                      --           0.07           0.24
     Gain on sale of discontinued operation                                                      --           0.91             --
     Loss on debt extinguishment                                                              (0.08)            --             --
                                                                                      -------------- -------------- --------------

     Net (loss) income per common share - diluted                                          $  (3.17)      $  (0.45)       $  0.96
                                                                                      ============== ============== ==============

Weighted average common shares - basic                                                        6,624          6,573          6,573
                                                                                      ============== ============== ==============

Weighted average common shares and equivalents - diluted                                      6,624          6,573          7,089
                                                                                      ============== ============== ==============

                        The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSPRO, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                               ASSETS                                                 December 31,
                                                                                            ----------------------------------
                                                                                                2001                2000
                                                                                            -------------       --------------
Current assets
     Cash and cash equivalents                                                                    $  150               $  172
     Accounts receivable (less allowance of $2,805 and $2,698)                                    30,940               34,154
     Inventories                                                                                  60,180               75,286
     Deferred income taxes                                                                         1,796                5,703
     Other current assets                                                                          2,878                4,890
                                                                                            -------------       --------------
Total current assets                                                                              95,944              120,205
Property, plant and equipment, net                                                                24,469               26,711
Goodwill (net of accumulated amortization of $875 and $1,130)                                      4,671                6,869
Other assets                                                                                       4,599                3,182
                                                                                            -------------       --------------
Total assets                                                                                    $129,683            $ 156,967
                                                                                            =============       ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Revolving credit debt and current portion of long-term debt                                 $29,665             $ 40,089
     Accounts payable                                                                             20,316               21,972
     Accrued liabilities                                                                          14,458               13,402
                                                                                            -------------       --------------
Total current liabilities                                                                         64,439               75,463
                                                                                            -------------       --------------
Long-term debt                                                                                     7,998                5,234
Retirement and postretirement obligations                                                          5,244                3,867
Deferred income taxes                                                                              3,037                  926
                                                                                            -------------       --------------
Total long-term liabilities                                                                       16,279               10,027
                                                                                            -------------       --------------
Commitments and contingent liabilities
Stockholders' equity
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
          Series A junior participating preferred stock, $.01 par value:
               Authorized 200,000 shares; issued and outstanding - none at
               December 31, 2001 and 2000                                                             --                   --
          Series B convertible preferred stock, $.01 par value:
               Authorized 30,000 shares; issued and outstanding - 18,920 at
               December 31, 2001 (liquidation preference $1,892) and 30,000 at
               December 31, 2000 (liquidation preference $3,000)                                      --                   --
     Common stock, $.01 par value:  Authorized 17,500,000 shares, 7,023,825 and
          6,662,446 shares issued in 2001 and 2000 and 6,981,889 and 6,590,335 shares
          outstanding in 2001 and 2000                                                                70                   66
     Paid-in capital                                                                              55,037               55,019
     Unearned compensation                                                                            --                  (21)
     Retained (deficit) earnings                                                                  (4,264)              16,724
     Accumulated other comprehensive loss                                                         (1,863)                (285)
     Treasury stock, at cost, 41,936 shares at 2001 and 72,111 at 2000                               (15)                 (26)
                                                                                            -------------       --------------
Total stockholders' equity                                                                        48,965               71,477
                                                                                            -------------       --------------
Total liabilities and stockholders' equity                                                      $129,683            $ 156,967
                                                                                            =============       ==============

                        The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSPRO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Years Ended December 31,
                                                                               -------------------------------------------------
                                                                                  2001               2000              1999
                                                                               ------------      -------------      ------------
Cash flows from operating activities:
     Net (loss) income                                                            $(20,838)          $ (2,792)          $ 6,816
     Adjustments to reconcile net (loss) income to net cash provided by
        (used in) operating activities:
          Non-cash restructuring charges                                             3,060                 --                --
          Loss on extinguishment of debt                                               530                 --                --
          Gain on sale of discontinued operation                                        --             (6,002)               --
          Income from discontinued operation                                            --               (440)           (1,717)
          Depreciation and amortization                                              5,514              5,760             5,986
          Deferred income taxes                                                      4,850               (497)           (2,698)
          Provision for uncollectible accounts receivable                            1,786                739               268
     Change in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                        1,428             (3,048)           (3,196)
          Inventories                                                               14,164              1,383           (20,917)
          Accounts payable                                                          (1,656)             1,420             7,241
          Accrued liabilities                                                          900             (4,672)              200
          Other                                                                      1,740             (3,313)            1,537
                                                                               ------------      -------------      ------------
     Net cash provided by (used in) operating activities from continuing
        Operations                                                                  11,478            (11,462)           (6,480)
     Change in net assets held for disposition                                          --                (37)           (3,571)
                                                                               ------------      -------------      ------------
Net cash provided by (used in)  operating activities                                11,478            (11,499)          (10,051)
                                                                               ------------      -------------      ------------
Cash flows from investing activities:
     Capital expenditures                                                           (3,077)            (5,355)           (6,194)
     Net proceeds from sale of discontinued operation                                   --             26,772                --
     Sales and retirements of fixed assets                                             181                424                11
     Acquisition of business, net of cash acquired                                      --                 --            (2,118)
                                                                               ------------      -------------      ------------
Net cash (used in) provided by investing activities                                 (2,896)            21,841            (8,301)
                                                                               ------------      -------------      ------------
Cash flows from financing activities:
     Dividends paid                                                                   (152)              (802)           (1,375)
     Net (repayments) borrowings under previous revolving credit
        Agreement                                                                  (40,042)            (9,590)           19,242
     Net borrowings under new revolving credit facility                             28,711                 --                --
     Borrowings under term loan                                                      4,490                 --                --
     Repayments under term loan and capitalized lease obligations                     (818)                --                --
     Deferred debt costs                                                              (793)                --                --
                                                                               ------------      -------------      ------------
Net cash (used in) provided by financing activities                                 (8,604)           (10,392)           17,867
                                                                               ------------      -------------      ------------
Net decrease in cash and cash equivalents                                              (22)               (50)             (485)
     Cash and cash equivalents at beginning of year                                    172                222               707
                                                                               ------------      -------------      ------------
     Cash and cash equivalents at end of year                                        $ 150             $  172            $  222
                                                                               ============      =============      ============


                        The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSPRO, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)



                                                                                  Retained
                                      Common      Preferred   Treasury   Paid-in  (Deficit)     Unearned
                                        Stock       Stock      Stock     Capital  Earnings    Compensation
                                      ----------  ----------  ---------  -------- ---------- ---------------

Balance at December 31, 1998                $66          $--      $(26)  $55,074    $14,883           $(113)
Net income                                   --          --         --        --      6,816              --
Adjustment for minimum pension
   liability                                 --          --         --        --         --              --

Comprehensive income                         --          --         --        --         --              --

Common stock dividends declared
  ($0.20 per share)                          --          --         --        --     (1,321)             --
Preferred stock dividends declared           --          --         --        --        (60)             --
Amortization of unearned compensation        --          --         --        --         --              47
                                      ----------  ----------  ---------  -------- ---------- ---------------
Balance at December 31, 1999                 66          --        (26)   55,074     20,318             (66)
Net loss                                     --          --         --        --     (2,792)             --
Adjustment for minimum pension
   liability                                 --          --         --        --         --              --

Comprehensive loss                           --          --         --        --         --              --

Common stock dividends declared
  ($0.10 per share)                          --          --         --        --       (660)             --
Preferred stock dividends declared           --          --         --        --       (142)             --
Restricted stock canceled (7,000
   shares)                                   --          --         --       (55)        --               9
Amortization of unearned compensation        --          --         --        --         --              36
                                      ----------  ----------  ---------  -------- ---------- ---------------
Balance at December 31, 2000                 66          --        (26)   55,019     16,724             (21)
Net loss                                     --          --         --        --    (20,838)             --
Adjustment for minimum pension
   liability                                 --          --         --        --         --              --

Comprehensive loss                           --          --         --        --         --              --

Common stock issued (373,279 shares)          4          --         --         8        (12)             --
Preferred stock dividends declared           --          --         --        --       (138)             --
Restricted stock canceled (11,900
   shares)                                   --          --         --       (75)        --               6
Treasury stock issued (30,175 shares)        --          --         11        85         --              --
Amortization of unearned compensation        --          --         --        --         --              15
                                      ----------  ----------  ---------  -------- ---------- ---------------
Balance at December 31, 2001                $70         $--       $(15)  $55,037    $(4,264)             $--
                                      ==========  ==========  =========  ======== ========== ===============

                                       Accumulated
                                          Other
                                      Comprehensive      Total
                                         (Loss)      Stockholders'
                                         Income         Equity
                                      -------------- --------------

Balance at December 31, 1998                $(1,104)       $68,780
Net income                                       --          6,816
Adjustment for minimum pension
   liability                                  1,160          1,160
                                      -------------- --------------
Comprehensive income                             --          7,976
                                      -------------- --------------
Common stock dividends declared
  ($0.20 per share)                              --         (1,321)
Preferred stock dividends declared               --            (60)
Amortization of unearned compensation            --             47
                                      -------------- --------------
Balance at December 31, 1999                     56         75,422
Net loss                                         --         (2,792)
Adjustment for minimum pension
   liability                                   (341)          (341)
                                      -------------- --------------
Comprehensive loss                               --         (3,133)
                                      -------------- --------------
Common stock dividends declared
  ($0.10 per share)                              --           (660)
Preferred stock dividends declared               --           (142)
Restricted stock canceled (7,000
   shares)                                                     (46)
Amortization of unearned compensation            --             36
                                      -------------- --------------
Balance at December 31, 2000                   (285)        71,477
Net loss                                         --        (20,838)
Adjustment for minimum pension
   liability                                 (1,578)        (1,578)
                                      -------------- --------------
Comprehensive loss                               --        (22,416)
                                      -------------- --------------
Common stock issued (373,279 shares)             --             --
Preferred stock dividends declared               --           (138)
Restricted stock canceled (11,900
   shares)                                       --            (69)
Treasury stock issued (30,175 shares)            --             96
Amortization of unearned compensation            --             15
                                      -------------- --------------
Balance at December 31, 2001                $(1,863)       $48,965
                                      ============== ==============



                        The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSPRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  DESCRIPTION OF BUSINESS
Transpro, Inc. (the "Company") is a manufacturer and supplier of heat transfer components and systems and replacement automotive air conditioning parts for a variety of Aftermarket and Original Equipment Manufacturing ("OEM") automotive, truck and industrial equipment applications.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation: The Company's consolidated financial statements include the accounts of all subsidiaries. Intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash overdrafts are classified as accounts payable. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market. Provisions are made for slow moving or obsolete inventory based upon management estimates.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Ordinary maintenance and repairs are expensed, while replacements and betterments are capitalized. Land improvements, buildings and machinery are depreciated using the straight-line method over their estimated useful lives which range up to forty years for buildings and between three and ten years for machinery and equipment. Leasehold improvements are amortized over the lease term or the estimated useful lives of the improvements, whichever is shorter. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Company's consolidated statements of operations.

Goodwill: Goodwill represents the excess of cost over the fair value of assets acquired and is being amortized using the straight-line method over 20 years. The Company periodically estimates the future undiscounted cash flows of the businesses to which goodwill relates to ensure that the carrying value of such goodwill has not been impaired.

Impairment of Long-Lived Assets: In the event that facts and circumstances indicate that the carrying amounts of a segment's long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated fair value.

Foreign Currency Translation: The functional currency of the Company's manufacturing operations in Mexico is the U.S. dollar and, therefore, any adjustments related to currency transactions are included in results from continuing operations.

Revenue Recognition: Sales are recognized when products are shipped. Accruals for warranty costs, sales returns and allowances are provided at the time of shipment based upon historical experience. Delivery charges billed to customers were not significant in 2001, 2000 or 1999.

Research and Development: Research and development costs are expensed as incurred.

Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that such assets will not be realized.

Concentration of Credit Risk: The Company is subject to a concentration of credit risk primarily with its trade and notes receivable. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience and management's knowledge of the industry. As of December 31, 2001, the Company had no other significant concentrations of credit risk.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassification: Certain items in 2000 and 1999 have been reclassified to conform to the current year presentation. Included therein was the reclassification of approximately $13 million in 2000 and $12 million in 1999 of warehousing costs which had been historically classified as selling, general and administrative expenses to cost of sales.

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. Effective July 1, 2001, the Company adopted this Statement, which did not have any impact on the consolidated results of operations, financial position or cash flows.

In June 2001, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement is effective for years beginning after December 15, 2001, the Company will adopt SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company has determined that there is a transitional impairment loss relating to the valuation of its goodwill. As a result, the cumulative effect of this change in accounting principle in the amount of $4.7 million will be expensed in the consolidated results of operations in the first quarter of 2002. This write-off has no impact on cash flow from operations.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company on January 1, 2003. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to dispose, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement was effective for the Company on January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 4 ACQUISITIONS
Effective February 1, 1999, the Company purchased 100% of the outstanding stock of A/C Plus, an air conditioning compressor re-manufacturer located in Arlington, Texas. The transaction was structured with a purchase price of $2.25 million in cash, including transaction costs, and a promissory note of $0.25 million payable on the second anniversary of the closing. Concurrent with the purchase, the Company repaid $0.5 million in working capital debt on behalf of A/C Plus. The purchase price and working capital repayment were financed through the Company's prior Revolving Credit Agreement. The acquisition was accounted for as a purchase. Goodwill of $2.2 million was recorded in connection with the transaction. A/C Plus' results are included in the Company's consolidated financial statements from the date of acquisition.

NOTE 5  DISPOSITION OF BUSINESS SEGMENT
Effective May 5, 2000, the Company sold substantially all of the assets and liabilities of its Crown Division Specialty Metal Fabrication segment to Leggett & Platt, Incorporated in a transaction valued at $37.5 million, comprised of $28.7 million in cash and the assumption of $8.0 million of Industrial Revenue Bonds due in 2010 and an unfunded pension liability of $0.8 million. The Company recorded a gain of $6.0 million, net of $3.8 million of tax, which is reported as gain on sale of discontinued operation in the consolidated statements of operations. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's prior Revolving Credit Agreement.

Revenues from the Specialty Metal Fabrication segment were $56.0 million for the year ended December 31, 1999. From the measurement date to the date of disposition, revenues and income from the discontinued operation were $23.9 million and $0.4 million (net of tax of $0.4 million), respectively.

NOTE 6  RESTRUCTURING AND OTHER SPECIAL CHARGES
During the third quarter of 2001, the Company implemented a restructuring program designed around its business initiatives to improve operating performance. The program, which is expected to continue into 2002, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. As a part of this program, the Company recorded restructuring and other special charges of $4.6 million during 2001. The remaining reserve balance at December 31, 2001 is classified in other accrued liabilities. A summary of this charge is as follows:

(in thousands)                       Charge to                Cash              Non-Cash              Balance Remaining at
                                     Operations             Payments           Write-offs              December 31, 2001
                                   ---------------        -------------      ----------------     -----------------------------

Workforce related                       $1,101                 $704                   $ --                       $397
Facility consolidation                     414                  177                     --                        237
Asset writedowns                         1,230                   --                  1,230                         --
Impairment of goodwill                   1,830                   --                  1,830                         --
                                     ----------             --------            -----------                  ---------
Total                                   $4,575                 $881                 $3,060                       $634
                                     ==========             ========            ===========                  =========

The workforce-related charge reflects the elimination of 119 salaried and hourly positions within the OEM and Aftermarket segments during the second half of the year. Cash payments are expected to continue through the end of 2002.

The $0.4 million facility consolidation charge represents inventory and machinery movement, lease termination and facility exit expenses associated with the transfer of several product lines between OEM segment manufacturing locations and the closure of seven Aftermarket segment branch facilities as part of the redesign of the Company's distribution system. Machinery and inventory movement costs were expensed as incurred. Cash payments are expected to continue through 2002 as a result of costs associated with idle facilities.

Due to changes in product demand, the Company decided to exit its copper-brass condenser and heat exchanger product production and closed a California manufacturing plant, resulting in the impairment of $1.8 million of goodwill recorded as part of the Rahn Industries acquisition in 1996. The write-off is the result of a determination that the value of estimated future cash flows is less than the carrying amount of the goodwill.

In conjunction with the closure of the California manufacturing plant, a charge of $1.2 million was recorded to reflect the impairment of inventory and fixed assets. Of this charge, $0.9 million was included in cost of sales. All assets were disposed of prior to year-end.

In 2000, the Company recorded $0.7 million in closure costs related to actions taken in the Aftermarket Heating and Cooling Systems segment to close the Houston, Texas regional radiator manufacturing facility and to consolidate the Santa Fe Springs, California distribution facility into the existing distribution facility in Memphis, Tennessee. The manufacturing facility closure plan was initiated to reduce manufacturing costs and address plant capacity issues at other regional facilities. The distribution center consolidation plan was initiated to enhance fill rates to customers and reduce the per unit carrying cost of inventory. These actions resulted in the termination of 26 salaried and hourly employees. Approximately $0.1 million of the total reserve remained as of December 31, 2000, related to remaining facility restoration costs at the Houston facility and was classified as an accrued expense in the accompanying balance sheet. These costs were paid during 2001.

During the fourth quarter of 2000, the Company recorded an accrual of $0.7 million to cover severance and other costs associated with the separation and replacement of a former President and CEO of the Company. Payments will continue through the first quarter of 2002.

A summary of these charges is as follows:

                                                                                     Cash
                                                Charge to                      Payments During
                                              Operations                ------------------------------            Balance at
     (in thousands)                           During 2000                  2000              2001             December 31, 2001
                                            ------------------          ------------     -------------      ----------------------
Workforce related                                 $  222                     $222            $ --                    $--
Facilities consolidations                            479                      428              51                     --
Executive separation                                 675                       --             643                     32
Asset write down                                      31                       31              --                     --
                                               ----------                 --------         --------                 -------
Total                                             $1,407                     $681            $694                    $32
                                               ==========                 ========         ========                 =======

In 1999, the Company recorded $0.3 million in plant and business consolidation and closure costs, primarily for severance, related to the closing two automotive air conditioning condenser manufacturing plants. These costs were all paid during 1999.

NOTE 7  INVENTORY
Inventory at December 31 consists of the following:

(in thousands)                                                           2001                2000
                                                                     -------------        ------------

Raw material                                                              $17,915             $21,350
Work in progress                                                            1,845               2,391
Finished goods                                                             40,420              51,545
                                                                     -------------        ------------
Total inventory                                                           $60,180             $75,286
                                                                     =============        ============

NOTE 8  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31 consists of the following:

(in thousands)                                                          2001                 2000
                                                                    --------------      ---------------

Land and improvements                                                  $     90             $     90
Buildings and improvements                                               12,878               12,190
Machinery and equipment                                                  59,752               68,287
                                                                    --------------      ---------------
                                                                         72,720               80,567
Accumulated depreciation and amortization                               (48,251)             (53,856)
                                                                    --------------      ---------------
Property, plant and equipment, net                                     $ 24,469             $ 26,711
                                                                    ==============      ===============

NOTE 9  DEBT
Debt at December 31 consists of the following:

(in thousands)                                                           2001                 2000
                                                                     -------------        --------------
Revolving credit facility                                               $28,711               $    --
Term loan                                                                 3,695                    --
Revolving credit agreement                                                   --                40,042
Industrial revenue bond                                                   5,000                 5,000
Capitalized lease obligations                                               257                   281
                                                                     -------------        --------------
     Total debt                                                          37,663                45,323

Less
     Revolving credit obligations                                        28,711                40,042
     Current portion of long-term debt                                      954                    47
                                                                     -------------        --------------
     Total long-term debt                                               $ 7,998               $ 5,234
                                                                     =============        ==============

The Company entered into a $65 million Loan and Security Agreement (the "Loan Agreement") on January 4, 2001 with Congress Financial Corporation (New England) ("Congress"), an affiliate of First Union National Bank. Proceeds from the Loan Agreement were utilized to repay the then existing revolving credit arrangement with five banking institutions. The Loan Agreement originally provided for collateralized borrowings or the issuance of letters of credit in an aggregate amount not to exceed $65 million and was comprised of a $60 million Revolving Credit Facility and a $5 million Term Loan. The initial term of the Loan Agreement expires on January 5, 2004, with annual extensions thereafter at the option of Congress. The Loan Agreement is collateralized by a blanket first security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. Available borrowings under the Revolving Credit Facility are determined by a borrowing base consisting of the Company's eligible accounts receivable and inventory, adjusted by an advance rate. Borrowings under the Revolving Credit Facility are classified as short term in the accompanying consolidated balance sheet.

The Term Loan is payable in 59 consecutive monthly installments of $75 thousand commencing February 1, 2001, with a balloon payment due on January 5, 2004.

Amounts borrowed under the Loan Agreement initially bore interest at variable rates based, at the Company's option, on either the Eurodollar rate plus a margin of 2.0%, 2.25% or 2.50% depending on the Company's pretax profit performance, or the First Union base lending rate. The Loan Agreement contains covenants regarding working capital and net worth and prohibits the payment of common stock dividends.

For the period April 30, 2001 through June 30, 2001, the Company was in default of the net worth covenant contained in the Loan Agreement. Congress waived the default by executing an amendment to the Loan Agreement, which provides that effective July 1, 2001, borrowings bear interest at either 1.5% above the prime rate or 4% in excess of the Eurodollar rate at the Company's option. On July 30, 2001, the Company entered into an amendment to the Loan Agreement, which lowered the net worth threshold to $63 million for periods after July 30, 2001. On November 27, 2001, an amendment was entered into which lowered the maximum borrowing amount under the Loan Agreement from $65 million to $55 million and lowered the maximum borrowing amount under the revolving credit facility from $60 million to $50 million. On February 20, 2002, the Company entered into an amendment, which redefined working capital to exclude deferred tax assets, and established the minimum working capital threshold at $53 million effective December 31, 2001 through March 31, 2002 and at $55 million thereafter. These amendments were entered into in order to correct a violation, which would have occurred under the original wording of the agreement. In order to correct a net worth violation, which would have occurred as a result of recording the tax valuation reserve in 2001, and writing off goodwill in the first quarter of 2002, the Company obtained an amendment, which as of December 31, 2001, lowered the minimum net worth threshold to $37 million.

At December 31, 2001, the interest rate on outstanding borrowings under the Loan Agreement was 6.50%. The weighted average interest rate during 2001 was 8.04%. Available borrowings under the Revolving Credit facility at December 31, 2001 were $4.1 million.

In July 1998, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with five banking institutions, which provided for collaterized borrowings or the issuance of letters of credit in an aggregate amount not to exceed $75 million. The Revolving Credit Agreement was secured by a blanket first security interest in substantially all of the Company's assets, plus a pledge of the stock of the Company's subsidiaries. The Revolving Credit Agreement was due to expire on July 1, 2003.

Amounts borrowed under the Revolving Credit Agreement bore interest at variable rates based, at the Company's option, on either (a) a Eurodollar loan rate, plus an applicable margin based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), or
(b) the higher of (i) the BankBoston, N.A, base lending rate or (ii) one-half of one percent above the Federal Funds Effective Rate, as defined, plus an applicable margin based upon the ratio of the Company's total funded debt to EBITDA. A commitment fee of .25% or .375% based upon the ratio of the Company's total funded debt to EBITDA on the average daily unused portion of the Revolving Credit Agreement was payable quarterly, in arrears.

The Revolving Credit Agreement contained financial covenants which, among other things, required maintenance of a minimum tangible net worth and interest coverage ratio and a maximum leverage ratio and level of debt to net worth, as well as covenants which placed limits on dividend payments in excess of $2.0 million per year and capital expenditures in excess of 140% of such year's depreciation expense.

On December 29, 1999, the Company entered into the Third Amendment to the Revolving Credit Agreement (the "Third Amendment") to return the amount of secured borrowings or the issuance of letters of credit to the initial aggregate amount of $75.0 million, reschedule the automatic reductions and amend the leverage coverage ratio covenant. Pursuant to the Third Amendment, the aggregate amount of borrowings was to be automatically reduced by $5.0 million on November 30, 2000 and December 31, 2000 and by $1.5 million at the end of each quarter beginning March 31, 2001 through June 30, 2003. On May 1, 2000, the Company entered into the Limited Waiver and Fourth Amendment to Revolving Credit Agreement ( the "Limited Waiver and Fourth Amendment"). The Limited Waiver and Fourth Amendment reduced the aggregate amount of secured borrowings or the issuance of letters of credit to $55.0 million, rescheduled the automatic reductions, eliminated the eligibility for early security release and contained certain other amendments, which were effective with the sale of the Crown Divisions in May 2000. Pursuant to the Limited Waiver and Fourth Amendment, the aggregate amount of borrowings would have been automatically reduced by $5.0 million on December 31, 2000, by $5.0 million on December 31, 2001 and by $7.5 million on December 31, 2002. The Limited Waiver and Fourth Amendment also consented to the sale of the Crown Divisions, released any security interest in the Crown assets, released Crown Canada as a guarantor and provided for the elimination of the borrowing base if, on April 10, 2001, no Default or Event of Default existed. Pursuant to the Limited Waiver and Fourth Amendment, the lenders agreed to waive compliance with the leverage ratio, the interest coverage ratio and the liabilities to net worth ratio covenants for the quarter ended March 31, 2000.

At June 30, 2000 and September 30, 2000, the Company was in violation of its interest coverage and leverage ratio covenants. On August 18, 2000, the Company entered into a Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until September 30, 2000, provided the Company's borrowings and outstanding letters of credit under the Revolving Credit Agreement did not exceed $52 million and the Company met certain other conditions. Pursuant to the Forbearance Agreement, outstanding borrowings under the Revolving Credit Agreement during the forbearance period bore interest as set forth in the Revolving Credit Agreement plus 1/2% per annum.

On September 29, 2000, the Company entered into the Second Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until November 15, 2000, provided the Company's borrowings and outstanding letters of credit under the Revolving Credit Agreement did not exceed $52 million, the borrowing base exceeded the sum of the Company's borrowings plus outstanding letters of credit under the Revolving Credit Agreement by $20 million and the Company met certain other conditions. Pursuant to the Second Forbearance Agreement, outstanding borrowings under the Revolving Credit Agreement during the Forbearance period bore interest as set forth in the Revolving Credit Agreement plus 1/2 percent per annum.

On November 15, 2000, the Company entered into the Third Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until December 20, 2000, provided the Company's borrowings and outstanding letters of credit under the Revolving Credit Agreement did not exceed $52 million, the borrowing base exceeded the sum of the Company's borrowings plus outstanding letters of credit under the Revolving Credit Agreement by $20 million and the Company met certain other conditions.

On December 20, 2000, the Company entered into the Fourth Forbearance Agreement with the lenders, whereby the lenders agreed to allow the violation of the interest coverage and leverage ratio covenants to continue to exist until January 12, 2001 under the same terms and conditions. Borrowings under the Revolving Credit Agreement were classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2000.

The interest rate on borrowings under the Revolving Credit Agreement approximated 10.5% at December 31, 2000, and the weighted average interest rate for 2000 approximated 8.85%.

In addition, the Company has an Industrial Revenue Bond relating to its New Haven, Connecticut facility, which is due in October 2013 and is fully secured by letters of credit. The floating rate industrial revenue bond bears interest, payable quarterly, at a rate based on a short-term tax-exempt bonds index, as defined in the bonds, and approximated 1.65% and 4.40% at December 31, 2001 and 2000, respectively. The average interest rate approximated 2.86% during 2001 and 4.18% during 2000.

Capitalized lease obligations related primarily to computer equipment.

Interest expense paid during 2001, 2000 and 1999 was $3.8 million, $3.9 million and $4.2 million, respectively.

The Company utilizes letters of credit to back its industrial revenue bond, certain insurance policies and certain trade purchases in the amounts of $9.4 million and $9.2 million at December 31, 2001 and 2000, respectively. The letters of credit reflect fair value as a condition of their underlying purpose.

Minimum future debt repayments, excluding the revolving credit facility, will be $1.0 million in 2002 and 2003, $2.0 million in 2004, and $0.1 million in 2005 and 2006.

NOTE 10  STOCKHOLDERS' EQUITY
Stockholder Rights Plan: On September 14, 1995, the Board of Directors adopted a stockholder rights plan (the "Rights Plan"), under which one Right (the "Right") was issued and distributed for each share of common stock. The Rights Plan is intended to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. Each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a price of $60.00 per one one-hundredth of a share of Series A Preferred Stock subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent.

The Rights will become exercisable only if a person or group acquires or obtains the right to acquire beneficial ownership of 20% or more of the outstanding shares of common stock (an "Acquiring Person") or 10 days (or such later date as the Company's Board of Directors may determine) following the commencement by a person or group of a tender or exchange offer which would result in such person or group becoming an Acquiring Person. The earlier of such dates is called the "Rights Distribution Date." Until the Rights Distribution Date, the Rights will be evidenced by the certificates for shares of common stock. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights that are or were owned beneficially by the Acquiring Person (which, from and after the later of the Rights Distribution Date and the date of the earliest of any such events, will be void), will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock having a market value of two times the exercise price of the Right.

Preferred Stock: In connection with the acquisition of Ready-Aire, the Company issued 30,000 shares of Transpro, Inc. Series B Convertible Preferred Stock ("Preferred Stock"). The purchase agreement provides for a potential additional payout for the Ready-Aire acquisition based on the earnings performance of the business for the period January 1, 1999 through December 31, 2000 that would take the form of an increase in the liquidation preference of the Preferred Stock. The holder of the Preferred Stock has disputed the calculation of the payout amount and, the Company is attempting to resolve the differences in accordance with the provisions of the Ready-Aire stock purchase agreement. Should any adjustment result from these negotiations, the resulting increase in goodwill may also be impaired as a result of the adoption of SFAS 142 in 2002, resulting in a charge to operating income. The Preferred Stock is non-transferable and is entitled to cumulative dividends of 5%. It is convertible into common stock at the rate of 50% on August 1, 2001, an additional 25% on August 1, 2002 and the remaining 25% on August

1, 2003 and is redeemable thereafter at the liquidation preference at the time of redemption. The Preferred Stock is convertible into common stock based upon the liquidation preference and the market value of common stock at the time of conversion, as further defined in the purchase agreement. The aggregate number of shares of common stock to be issued upon conversion of Preferred Stock may not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion. During the fourth quarter of December, 2001, the holder of the Preferred Stock converted 11,080 shares of Preferred Stock $(1.1 million) into 373,279 shares of common stock.

Treasury Stock: During the second quarter of 2001, the Board of Directors authorized the issuance of 30,175 shares of treasury stock and the payment of $96,565 to the Chairman of the Board as compensation for serving as interim President of the Company.

Other Comprehensive Loss: Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For 2001, 2000 and 1999, other comprehensive loss reflects minimum pension liability adjustments. The pre-tax income (loss) and net of tax income (loss) adjustments for the years ended December 31, were $(1.6) million and $(1.6) million for 2001; $(0.5) million and $(0.3) million for 2000 and $2.0 million and $1.2 million for 1999, respectively.

NOTE 11  RETIREMENT AND POST-RETIREMENT PLANS
Retirement Plans: A majority of the Company's non-union full-time U.S. employees are covered by a cash balance defined benefit plan. Generally, employees become vested in their pension plan benefits after 5 years of employment. The Company also maintains a non-qualified retirement plan to supplement benefits for designated employees whose pension plan benefits are limited by the provisions of the Internal Revenue Code. It is the Company's policy to make contributions to qualified retirement plans sufficient to meet the minimum funding requirements of applicable laws and regulations. The assets of the plans consist principally of equity securities and fixed income instruments.

The Company has recorded an additional minimum liability at the end of each year representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. To the extent possible, an intangible asset, representing unrecognized prior service costs, has been recorded to offset the liabilities. The balance of the liability at the end of the period is reported as a separate reduction of stockholders' equity, net of tax benefits.

Postretirement Plans: The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The Company accrues for the cost of its postretirement health care and life insurance benefits based on actuarially determined costs recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. The Company funds these costs on a pay as you go basis.

Components of net periodic benefit costs for three years ended December 31 are as follows:

(in thousands)                                               Retirement Plans                      Postretirement Plans
                                                   --------------------------------------      ------------------------------
                                                      2001          2000         1999            2001       2000       1999
                                                   -----------   -----------  -----------      ---------   --------   -------

Service cost                                          $   798       $   831      $   979           $  2      $   2      $ 18
Interest cost                                           1,788         1,751        1,594             54         59        56
Expected return on plan assets                         (1,955)       (1,894)      (1,813)            --         --        --
Plan curtailment                                           (6)         (458)          --             --       (169)       --
Amortization and deferral of net (gain) loss              (84)          (97)          72            (13)       (44)      (34)
                                                    ----------    ----------   ----------       --------    -------    ------
Net periodic benefit cost (benefit)                   $   541       $   133      $   832           $ 43      $(152)     $ 40
                                                    ==========    ==========   ==========       ========    =======    ======

The following tables set forth the plans' combined funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

(in thousands)                                                       Retirement Plans                  Postretirement Plans
                                                                ---------------------------        -----------------------------
                                                                   2001           2000                2001            2000
                                                                ------------   ------------        ------------   --------------
Change in benefit obligation
     Benefit obligation at January 1                               $ 24,173        $23,190              $  707        $    971
     Service cost                                                       798            831                   2              2
     Interest cost                                                    1,788          1,751                  54             59
     Actuarial (gain) loss                                            1,203             53                 237            (80)
     Curtailment loss (gain)                                             (6)            47                  --           (169)
     Actual gross benefits paid                                      (1,977)        (1,699)               (307)           (76)
                                                                ------------   ------------        ------------   ------------
     Benefit obligation at December 31                             $ 25,979        $24,173              $  693        $   707
                                                                ============   ============        ============   ============

Change in plan assets
     Fair value of plan assets at January 1                        $ 24,399        $26,480              $   --        $    --
     Actual return on plan assets                                    (2,860)          (637)                 --             --
     Company contributions                                              458            255                 307             76
     Actual gross benefits paid                                      (1,977)        (1,699)               (307)           (76)
                                                                ------------   ------------        ------------   ------------
     Fair value of plan assets at December 31                      $ 20,020        $24,399              $   --        $    --
                                                                ============   ============        ============   ============

Reconciliation of funded status
     Funded status at December 31                                  $ (5,959)       $   226              $ (693)       $  (707)
     Unrecognized transition asset                                        9             (6)                 --             --
     Unrecognized prior service cost (benefit)                          540            598                 (53)           (57)
     Unrecognized net loss (gain)                                     1,312         (4,832)                  2           (243)
                                                                ------------   ------------        ------------   ------------
     Accrued benefit cost                                          $ (4,098)       $(4,014)             $ (744)       $(1,007)
                                                                ============   ============        ============   ============

Amounts recognized in statements of financial position
     Prepaid asset                                                 $     --        $   282              $   --        $    --
     Accrued benefit liability                                       (6,511)        (5,307)               (744)        (1,007)
     Intangible asset                                                   550            726                  --             --
     Accumulated other comprehensive loss                             1,863            285                  --             --
                                                                ------------   ------------        ------------   ------------
     Net amount recognized at December 31                          $ (4,098)       $(4,014)             $ (744)       $(1,007)
                                                                ============   ============        ============   ============


The assumptions used in the measurement of the retirement and postretirement plans for the years ended December 31 are as follows:

                                                    Retirement Plans                          Postretirement Plans
                                         ----------------------------------------   ------------------------------------------
                                            2001           2000          1999          2001            2000           1999
                                         ------------   -----------    ----------   ------------   -------------    ----------

Discount rate                                  7.25%         7.75%         7.75%          7.25%           7.75%         7.75%
Return on assets                               9.00%         9.00%         9.00%             --              --            --
Initial trend rate                                --            --            --         12.00%           8.40%         8.80%
Salary progression                             4.00%         4.25%         4.25%             --              --            --
Ultimate health care trend rate                   --            --            --          5.00%           5.00%         5.00%
Years to ultimate trend                           --            --            --             10              10            10

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in the assumed healthcare cost trend rates would have the following effects:


(in thousands)                                                                  1% Increase                1% Decrease
                                                                              -----------------      ------------------
Effect on total service and interest cost components                                $ 1                    $ (1)

Effect on post-retirement benefit obligation                                        $16                    $(14)

At December 31, 2001, each pension plan had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $8.3 million, $8.3 million and $7.2 million, respectively as of December 31, 2000.

In 2000, the Company recorded a $0.5 million curtailment gain and a $0.6 million net settlement loss on its pension liabilities and a $0.2 million curtailment gain on its postretirement benefit liabilities, as a result of the sale of the Specialty Metal Fabrication segment, which were included in the gain on the sale of discontinued operations.

401(k) Investment Plan: Under the Company's 401(k) Plan, substantially all of the Company's non-union employees and certain union employees are eligible to contribute a portion of their salaries into various investment options, which include the Company's common stock. The Company matches a percentage of the amounts contributed by the employees. The Company's matching contributions were approximately $0.4 million in 2001, 2000 and 1999.

NOTE 12   STOCK COMPENSATION PLANS
Stock Options: At December 31, 2001, the Company had two stock option plans under which key employees and directors have options to purchase Transpro common stock. Under the 1995 Stock Plan (the "Stock Plan") options are granted at fair market value on the date of grant and are generally exercisable cumulatively at the rate of 50% two years from the date of grant, 75% three years from the date of grant, and 100% four years from the date of grant. Options granted under the Stock Plan expire ten years and two days from the date of the grant. Awards of restricted stock may also be granted to key employees under the Stock Plan and may be issued in addition to, or in lieu of stock options. The total number of shares of common stock with respect to which stock options may be granted and restricted shares may be awarded under the Stock Plan shall not exceed 600,000. At December 31, 2001 and 2000, respectively, 208,500 and 487,304 common shares were reserved for stock options and restricted shares granted under the Stock Plan. The Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the issuance of options at the fair market value of the common stock covered thereby on the date of grant. Subject to certain acceleration provisions, each option granted under the Directors Plan will be exercisable 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant. Options granted under the Directors Plan expire ten years from the date of grant. The total number of shares of common stock with respect to which options may be granted under the Directors Plan may not exceed 100,000 shares. At December 31, 2001 and 2000, 88,500 and 77,800 common shares were reserved for stock options granted under the Directors Plan.

On July 5, 2001, the Company commenced a tender offer for all outstanding options under the 1995 Stock Plan having an exercise price in excess of $4.00 per share. Under the terms of the offer, tendered options would be cancelled and exchanged for new options to be granted on or about the first business day which is six months and one day after the option cancellation date. The number of options to be granted would be equal to one half of the tendered options for those grants with an exercise price between $4.00 and $6.00 and one-third of the tendered options for those grants greater than $6.00. The tender offer expired on August 2, 2001. Of the options to purchase

116,576 shares available to be tendered, options to purchase 69,176 shares were tendered and have been cancelled. Options which were not tendered continue with their original terms and conditions.

Information regarding the Stock Plan and the Directors Plan is as follows:

                                                                                      Option Price Range
                                                                        -----------------------------------------------
                                                     Number                             Weighted
Stock Plan                                         of Options            Low            Average             High
----------                                        --------------      ----------      -------------    ----------------
Outstanding at December 31, 1998                        440,515           $3.72              $7.64              $11.75
Granted                                                  97,500            5.50               5.50                5.56
Canceled                                                (57,049)           5.88               7.53               11.75
                                                  --------------
Outstanding at December 31, 1999                        480,966            3.72               7.22               11.75
Granted                                                      --              --                 --                  --
Canceled                                                (10,688)           5.88               6.56                8.60
                                                  --------------
Outstanding at December 31, 2000                        470,278            3.72               7.24               11.75
Granted                                                 230,000            2.50               2.88                3.20
Canceled                                               (491,778)           2.50               6.94               11.75
                                                  --------------
Outstanding at December 31, 2001                        208,500            2.50               3.14                5.88
                                                  ==============
Exercisable at December 31, 2001                         10,125            5.88               5.88                5.88
                                                  ==============


                                                                                     Option Price Range
                                                                       ------------------------------------------------
                                                      Number                            Weighted
Directors Plan                                      of Options            Low             Average             High
--------------                                    --------------        ---------       ------------     ---------------
Outstanding at December 31, 1998                         56,400           $7.75              $9.70              $11.75
Granted                                                  21,400            5.50               5.50                5.50
                                                  --------------
Outstanding at December 31, 1999                         77,800            5.50               8.54               11.75
Granted                                                      --              --                 --                  --
                                                  --------------
Outstanding at December 31, 2000                         77,800            5.50               8.54               11.75
Granted                                                  10,700            2.70               2.70                2.70
                                                  --------------
Outstanding at December 31, 2001                         88,500            2.70               7.84               11.75
                                                  ==============
Exercisable at December 31, 2001                         67,100            5.50               9.03               11.75
                                                  ==============

The weighted-average grant date fair values of options granted during 2001 and 1999 were $1.66 and $2.71. There were no options granted during 2000.

Additional information relating to outstanding options under both plans as of December 31, 2001 is as follows:

                                                        Options Outstanding                     Options Exercisable
                                              -------------------------------------   ---------------------------------------
                                                 Weighted
                                                  Average              Weighted                                    Weighted
                                                 Remaining              Average                                    Average
    Range of                 Options               Term                Exercise            Shares                 Exercise
  Exercise Price           Outstanding            (Years)                Price          Exercisable                Price
---------------------   ------------------    ----------------     ----------------   ----------------        ---------------
$  2.35 - $  3.53              205,700                9.3                  $2.93                  0                       0
$  4.70 - $  5.88               34,900                7.2                  $5.65             20,825                   $5.68
$  7.05 - $  8.23               10,700                5.3                  $7.75             10,700                   $7.75
$  8.23 - $  9.40               10,700                4.3                  $8.38             10,700                   $8.38
$  9.40 - $10.58                14,000                3.8                 $10.00             14,000                  $10.00
$10.58 - $11.75                 21,000                3.8                 $11.17             21,000                  $11.17

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the pro forma net (loss) income and (loss) earnings per share would have been as follows:

(in  thousands, except per share amounts)                        2001              2000             1999
                                                              ------------      -----------      ------------
Net (loss) income:
     As reported                                                 $(20,838)         $(2,792)           $6,816
     Pro forma                                                    (21,108)          (3,021)            6,579

Basic net (loss) income per common share:
     As reported                                                    (3.17)           (0.45)             1.03
     Pro forma                                                      (3.21)           (0.48)             0.99

Diluted net (loss) income per common share:
     As reported                                                    (3.17)           (0.45)             0.96
     Pro forma                                                      (3.21)           (0.48)             0.93

The fair value of each option grant is estimated for the above disclosure on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 2001              2000             1999
                                                              ------------      -----------      ------------

Dividend yield                                                         0%               0%             2.20%
Expected volatility                                                 56.5%            55.7%             52.1%
Risk-free interest rate                                              4.6%             4.5%              6.5%
Expected life                                                     6 Years          6 Years           6 Years

Restricted Stock: Restricted stock awards vest four years from the date of the award. Unearned compensation, representing the fair value of the restricted shares at the date of the award, is charged to income over the period. Compensation expense with respect to restricted shares amounted to $0.02 million in 2001, $0.04 million in 2000 and $0.05 million in 1999.

Information relating to outstanding restricted stock awards is as follows:

Outstanding at December 31, 1998 and 1999                             24,026
Canceled                                                              (7,000)
                                                                   ----------
Outstanding at December 31, 2000                                      17,026
Vested                                                                (5,126)
Canceled                                                             (11,900)
                                                                   ----------
Outstanding at December 31, 2001                                           --
                                                                   ==========

NOTE 13  INCOME TAXES
The provision for (benefit from) income taxes for the three years ended December 31, is as follows:

(in thousands)                                                               2001                2000             1999
                                                                          ------------        -----------      ------------
Current:
Federal                                                                       $(1,999)           $(3,868)          $ 1,249
Foreign                                                                           273                203                86
State and local                                                                  (414)              (453)              182
                                                                           -----------         ----------       -----------
                                                                               (2,140)            (4,118)            1,517
                                                                           -----------         ----------       -----------
Deferred:
Federal                                                                        (4,752)              (384)              265
Foreign                                                                            --                 --              (107)
State and local                                                                   117               (113)                2
Benefit related to GDI restructuring                                               --                 --            (2,858)
Valuation allowance                                                             9,485                 --                --
                                                                           -----------         ----------       -----------
                                                                                4,850               (497)           (2,698)
                                                                           ===========         ==========       ===========
Provision for (benefit from) income taxes                                     $ 2,710            $(4,615)          $(1,181)
                                                                           ===========         ==========       ===========

A reconciliation of the provision for (benefit from) income taxes at the Federal statutory rate of 34% to the reported tax provision for (benefit from) continuing operations in 2001, 2000 and 1999 is as follows:

( in thousands)                                                              2001                2000             1999
                                                                          ------------        -----------      ------------
(Benefit) provision computed at the Federal statutory rate                    $(5,983)           $(4,709)          $ 1,332
State and local income taxes, net of Federal income tax benefit                  (200)              (374)              121
Benefit related to GDI restructuring                                               --                 --            (2,858)
Permanent differences                                                             144                188                82
Federal audit adjustment                                                         (576)                --                --
State tax credit adjustment                                                      (390)                --                --
Valuation allowance                                                             9,485                 --                --
Other                                                                             230                280               142
                                                                          ============        ===========      ============
Provision for (benefit from) income taxes                                     $ 2,710            $(4,615)          $(1,181)
                                                                          ============        ===========      ============

Significant components of deferred income tax assets and liabilities as of December 31, are as follows:

 (in thousands)
                                                                                          2001               2000
                                                                                      ------------       ------------
Deferred tax assets:
     Inventories                                                                           $2,107            $ 2,133
     Pensions                                                                               1,878              2,032
     Postretirement benefits                                                                  283                269
     Allowance for bad debts                                                                1,406              1,093
     Self insurance reserves                                                                1,019                968
     Warranty reserves                                                                        735                446
     Accrued vacation                                                                         620                632
     Federal net operating loss                                                             3,515                 --
     Other                                                                                  1,104                551
     Valuation reserve                                                                     (9,485)                --
                                                                                      ------------       ------------
       Total deferred tax assets                                                            3,182              8,124
                                                                                      ------------       ------------
Deferred tax liabilities:
     Depreciation                                                                          (2,644)            (2,595)
     Deferred charges                                                                        (373)              (417)
     Other                                                                                   (165)              (335)
                                                                                      ------------       ------------
         Total deferred tax liabilities                                                    (3,182)            (3,347)
                                                                                      ------------       ------------
Net deferred tax assets                                                                       $--            $ 4,777
                                                                                      ============       ============



During the fourth quarter of 2001, the Company determined that in accordance with the provisions of SFAS 109, "Accounting for Income Taxes", a non-cash valuation allowance of $9.5 million was required to offset its net deferred tax asset balance. The reserve was required due to the Company's cumulative losses during the past three years. As the Company returns to profitability on a pre-tax basis, it would recover the valuation allowance, which would improve net income.

The earnings of certain foreign subsidiaries are considered permanently reinvested in the foreign operations and therefore no provision has been made for U.S. taxes related to these subsidiaries. (Loss) income before taxes from United States and foreign sources is as follows:

 (in thousands)                                         2001                   2000                  1999
                                                    --------------         -------------         -------------
 United States                                           $(18,120)            $ (14,301)               $3,516
 Foreign                                                      522                   452                   402
                                                    --------------         -------------         -------------
               (Loss) income before taxes                $(17,598)            $ (13,849)               $3,918
                                                    ==============         =============         =============

At December 31, 2001, the Company had a net operating loss carry-forward, which would expire in 2021.

  Net income taxes (refunded) paid during 2001, 2000 and 1999 were $(2.8) million, $3.2 million and $1.9 million, respectively.

NOTE 14  (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted (loss) income per common share:

(in thousands, except per share amounts)
                                                                                     2001             2000            1999
                                                                                 --------------   -------------   -------------
Numerator:
(Loss) income from continuing operations                                              $(20,308)        $(9,234)        $ 5,099
Less:  preferred stock dividends                                                          (138)           (142)            (60)
                                                                                 --------------   -------------   -------------
(Loss) income from continuing operations (attributable) available to
   common stockholders                                                                 (20,446)         (9,376)          5,039
Income from discontinued operation, net of tax                                              --              440          1,717
Gain on sale of discontinued operation, net of tax                                          --            6,002             --
Loss on debt extinguishment                                                               (530)              --             --
                                                                                 --------------   -------------   -------------

Net (loss) income (attributable) available to common stockholders                      (20,976)         (2,934)          6,756
Add back:  preferred stock dividend                                                         --              --              60
                                                                                 --------------   -------------   -------------
Net (loss) income (attributable) available to stockholders and assumed
   conversion                                                                         $(20,976)        $(2,934)        $ 6,816
                                                                                 ==============   =============   =============

Denominator:
Weighted average common shares                                                           6,624           6,590           6,597
Non-vested restricted stock                                                                 --             (17)            (24)
                                                                                 --------------   -------------   -------------
Adjusted weighted average common shares - basic                                          6,624           6,573           6,573
Dilutive effect of stock options and restricted non-vested stock                            --              --              19
Dilutive effect of Series B Preferred Stock                                                 --              --             497
                                                                                 --------------   -------------   -------------
Adjusted weighted average common shares - diluted                                        6,624           6,573           7,089
                                                                                 ==============   =============   =============
Basic (loss) income per common share:
   Continuing operations                                                              $  (3.09)        $ (1.43)        $  0.77
   Discontinued operation                                                                   --            0.07            0.26
   Gain on sale of discontinued operation                                                   --            0.91              --
   Loss on debt extinguishment                                                           (0.08)             --              --
                                                                                 --------------   -------------   -------------
   Net (loss) income per common share                                                 $  (3.17)        $ (0.45)        $  1.03
                                                                                 ==============   =============   =============
Diluted (loss) income per common share:
   Continuing operations                                                              $  (3.09)        $ (1.43)        $  0.72
   Discontinued operation                                                                   --            0.07            0.24
   Gain on sale of discontinued operation                                                   --            0.91              --
   Loss on debt extinguishment                                                           (0.08)             --              --
                                                                                 ==============   =============   =============
   Net (loss) income per common share                                                 $  (3.17)        $ (0.45)        $  0.96
                                                                                 ==============   =============   =============

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the years ended December 31, 2001 and 2000 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss per share.

There were outstanding options to purchase common stock excluded from the diluted calculation because their exercise price exceeded the average market price of Transpro common stock during the respective earnings periods. The shares excluded and the average market prices were as follows:


                                                                2001                    2000                    1999
                                                             ------------            ------------            ------------
        Options                                                  181,300                 394,354                 347,115
        Average market prices                                      $2.96                   $4.49                  $ 6.22

NOTE 15  COMMITMENTS AND CONTINGENCIES
Leases: The Company's leases consist primarily of manufacturing and distribution facilities and equipment, which expire between 2002 and 2012. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases approximated $4.2 million in 2001, $4.3 million in 2000 and $4.9 million in 1999.

Future minimum annual rental payments under non-cancelable operating leases as of December 31, 2001 were as follows: $4.2 million in 2002, $3.2 million in 2003, $2.6 million in 2004, $2.3 million in 2005, $1.5 million in 2006 and $4.0 million thereafter.

Insurance: The Company is self-insured for health care, workers compensation, general liability and product liability up to predetermined amounts above which third party insurance applies. The Company has reserved approximately $2.7 million to pay such claims as of December 31, 2001.

Legal Proceedings: Various legal actions are pending against or involve the Company with respect to such matters as product liability, casualty and employment-related claims. In the opinion of management, after review and consultation with counsel, the aggregate liability, if any, that ultimately may be incurred in excess of amounts already provided should not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

Environmental Matters: The Company is subject to Federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. The Company believes it is reasonably possible that environmental-related liabilities might exist with respect to one industrial site formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation, other than amounts already provided, for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

NOTE 16   BUSINESS SEGMENTS
Aftermarket heating and cooling systems product lines include complete radiators and radiator cores, heaters, air conditioning condensers, air conditioning compressors and other air conditioning parts for aftermarket customers. The OEM heat transfer systems business provides manufactured specialized heavy-duty equipment radiators, charge air coolers and oil coolers to original equipment manufacturers.

The Company evaluates the performance of its segments and allocates resources accordingly based on operating income (loss) before interest and taxes. Intersegment sales are recorded at cost. Certain other expenses such as information technology, human resources and finance and accounting functions are allocated between segments based on their respective use of shared facilities and resources.

The tables below set forth information about reported segments for the three years ended December 31:

(in thousands)                                                                                         (Loss) Income from
                                                                                                  Continuing Operations
                                                      Consolidated Revenues                       Before Interest & Taxes
                                              ---------------------------------------    ----------------------------------------
                                                   2001        2000          1999            2001          2000          1999
                                              -----------   ----------    -----------    ------------  -----------   ------------

Trade sales:
Aftermarket heating and cooling systems         $173,389      $166,544      $166,235        $ (2,683)     $(1,137)    $14,064
OEM heat transfer systems                         29,923        36,776        39,328          (5,862)      (3,810)     (1,324)
Inter-segment revenues:
Aftermarket heating and cooling systems            4,761         6,851         5,868              --           --          --
OEM heat transfer systems                            449            63            16              --           --          --
Elimination of inter-segment revenues             (5,210)       (6,914)       (5,884)             --           --          --
Corporate expenses                                    --            --            --          (4,526)      (4,087)     (4,378)
                                              -----------  ------------  ------------    ------------  -----------   ---------
Consolidated totals                             $203,312      $203,320      $205,563        $(13,071)     $(9,034)    $ 8,362
                                              ===========  ============  ============    ============  ===========   =========



                                                                                                         Depreciation and
                                       Total Assets                  Capital Expenditures             Amortization Expense
                            -----------------------------------  ----------------------------- ----------------------------------
                               2001        2000        1999        2001     2000      1999        2001       2000       1999
                            ----------- -----------  ----------  --------  --------  --------- ----------  ---------  -----------
Aftermarket heating and
   cooling systems            $106,384    $121,440    $121,385     $2,705    $3,389    $4,272      $3,865     $4,060      $4,293
OEM heat transfer systems       13,272      19,202      19,853        372     1,966     1,921       1,466      1,515       1,506
Corporate                       10,027      16,325      35,055         --        --         1         183        185         187
                            ----------- -----------  ----------  --------  --------  --------- ----------  ---------  -----------
Consolidated totals           $129,683    $156,967    $176,293     $3,077    $5,355    $6,194      $5,514     $5,760      $5,986
                            =========== ===========  ==========  ========  ========  ========= ==========  =========  ===========

Corporate includes assets held for disposal in 1999.


Restructuring and other special charges included in (loss) income from operations before interest and taxes for the three years ended December 31, are as follows:

(in thousands)
                                                                    2001                 2000                 1999
                                                                  ----------          ------------          ----------
Aftermarket heating and cooling systems                              $3,988                 $ 732                $325
OEM heat transfer systems                                               587                    --                  --
Corporate                                                                --                   675                  --
                                                                  ----------          ------------          ----------
Totals                                                               $4,575                $1,407                $325
                                                                  ==========          ============          ==========

In 2001, 2000 and 1999, the Company had one customer, which accounted for 19%, 20% and 12% of net sales, respectively. These sales were in the Aftermarket heating and cooling systems segment. No other customers individually represented more than 10% of net trade sales.

NOTE 17 QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per  share amounts)                                        Year Ended December 31, 2001
                                                              ------------------------------------------------------------------
                                                                 1st Qtr           2nd Qtr           3rd Qtr           4th Qtr
                                                              --------------     ------------       -----------       ----------
Net sales                                                           $45,707          $55,370           $57,351          $44,884
Gross margin                                                          4,839            6,191            11,415            3,086
Loss from continuing operations                                      (3,208)          (2,849)           (1,031)         (13,220)
Loss on extinguishment of debt                                         (380)              --                --             (150)
Net loss                                                             (3,588)          (2,849)           (1,031)         (13,370)

Basic loss per common share:
     Continuing operations                                            (0.49)           (0.44)            (0.16)           (1.98)
     Extinguishment of debt                                           (0.06)              --                --            (0.02)
     Net loss per common share                                        (0.55)           (0.44)            (0.16)           (2.00)

Diluted loss per common share:
     Continuing operations                                            (0.49)           (0.44)            (0.16)           (1.98)
     Extinguishment of debt                                           (0.06)              --                --            (0.02)
     Net loss per common share                                        (0.55)           (0.44)            (0.16)           (2.00)

                                                                                  Year Ended December 31, 2000
                                                              ------------------------------------------------------------------
                                                                 1st Qtr           2nd Qtr           3rd Qtr           4th Qtr
                                                              --------------     ------------       -----------       ----------
Net sales                                                           $48,430          $53,839           $53,625          $47,426
Gross margin                                                          6,555           10,550             8,584              842
(Loss) income from continuing operation                              (2,661)           1,023            (1,620)          (5,976)
Income from discontinued operation, net of tax                          440               --                --               --
Gain (loss) on sale of discontinued operation, net of tax                --            6,002               187             (187)
Net (loss) income                                                    (2,221)           7,025            (1,433)          (6,163)

Basic (loss) income per common share:
     Continuing operation                                             (0.41)            0.16             (0.25)           (0.93)
     Discontinued operation                                            0.07               --                --               --
     Gain (loss) on sale of discontinued operation                       --             0.91              0.03            (0.03)
     Net (loss) income per common share                               (0.34)            1.07             (0.22)           (0.96)
Diluted (loss) income per common share:
     Continuing operation                                             (0.41)            0.14             (0.25)           (0.93)
     Discontinued operation                                            0.07               --                --               --
     Gain (loss) on sale of discontinued operation                       --             0.85              0.03            (0.03)
     Net (loss) income per common share                               (0.34)            0.99             (0.22)           (0.96)

Prior year and prior quarter balances have been reclassified to correspond with the account classifications used at the end of 2001. During the fourth quarter of 2001, the Company recorded a valuation reserve in the amount of $9.5 million against its net deferred tax asset in accordance with the provisions of SFAS 109 "Accounting for Income Taxes".

NOTE 18  SUBSEQUENT EVENT
During March 2002, tax legislation was enacted which included a provision that allows pre-tax losses incurred in 2001 and 2002 to be carried-back for a period of five years instead of the current two years. As a result, the Company will increase its net income in the first quarter of 2002 by approximately $3.5 million, which reflects a reduction in the deferred tax valuation allowance. This amount is expected to be received in cash during the second quarter of 2002.

SCHEDULE II

                                                            TRANSPRO, INC.

                                                   VALUATION AND QUALIFYING ACCOUNTS


                                                     BALANCE AT       CHARGED TO
                                                     BEGINNING OF      COSTS AND     CHARGED TO OTHER
                                                        PERIOD          EXPENSES       ACCOUNTS (1)        WRITE-OFFS
                                                    --------------   -------------  -------------------  --------------

Year Ended December 31, 2001
     Allowance for doubtful accounts                     $  2,698         $ 1,786                 $ --         $(1,679)
     Allowance for excess/slow moving inventory             4,969           1,942                   --          (2,329)
       Reserve for warranty costs                           1,100           2,243                   --          (1,410)
       Tax valuation reserve                                   --           9,485                   --              --

Year Ended December 31, 2000
     Allowance for doubtful accounts                     $  1,943          $  739                $  26         $   (10)
     Allowance for excess/slow moving inventory             4,550           3,047                   --          (2,628)
       Reserve for warranty costs                             559           2,015                   --          (1,474)

Year Ended December 31, 1999
     Allowance for doubtful accounts                     $  2,205          $  268               $ (238)        $  (292)
     Allowance for excess/slow moving inventory             5,405             668                 (232)         (1,291)
     Reserve for warranty costs                               836           1,074                   --          (1,351)



                                                        BALANCE AT
                                                      END OF PERIOD
                                                    ----------------

Year Ended December 31, 2001
     Allowance for doubtful accounts                        $ 2,805
     Allowance for excess/slow moving inventory               4,582
       Reserve for warranty costs                             1,933
       Tax valuation reserve                                  9,485

Year Ended December 31, 2000
     Allowance for doubtful accounts                        $ 2,698
     Allowance for excess/slow moving inventory               4,969
       Reserve for warranty costs                             1,100

Year Ended December 31, 1999
     Allowance for doubtful accounts                        $ 1,943
     Allowance for excess/slow moving inventory               4,550
     Reserve for warranty costs                                 559


(1) Amounts charged to other accounts in doubtful accounts and inventory in 1999 were related to acquisition reserves recorded to goodwill.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 2001.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Portions of the information required by this item are included in Part I hereof, on page 11 of this Report. Other information required by this item is contained in the Company's 2002 Proxy Statement under the heading, "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Company's 2002 Proxy Statement under the heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Company's 2002 Proxy Statement under the heading "STOCK OWNERSHIP-Principal Stockholders and Directors and Officers" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company's 2002 Proxy Statement, under the heading "CERTAIN TRANSACTIONS" is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements of the Registrant

     See Consolidated Financial Statements under Item 8 on page 21 through 45 of this Report.

 (a) (2) Financial Statement Schedules

     See Schedule II - Valuation and Qualifying Accounts under Item 8 on page 46 of this Report.

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

(c) Exhibits -The following exhibits are filed as part of this report:



2.1 Agreement, dated June 15, 1995, between Allen Heat Transfer Products, Inc., AHTP II, Inc., GO/DAN Industries and Handy & Harman Radiator Corporation. (1)

2.2 Asset Purchase Agreement dated as of April 17, 2000 by and among Transpro, Inc. and Leggett & Platt, Incorporated. (6)

3.1(i)      Restated Certificate of Incorporation of Transpro, Inc. (2)

3.1(ii)     By-laws of Transpro, Inc., as amended (11)

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

4.6 Limited Waiver and Fourth Amendment to Revolving Credit Agreement between the Company and Certain Lending Institutions or Banks, BankBoston, N.A., as Agent. (7)

4.7         Forbearance Agreement dated as of August 18, 2000. (8)

4.8         Forbearance Agreement dated as of September 29, 2000. (8)

4.9         Forbearance Agreement dated as of November 15, 2000. (9)

4.10        Forbearance Agreement dated as of December 20, 2000. (9)

4.11 Loan and Security Agreement dated as of January 4, 2001, by and between Congress Financial Corporation (New England) as Lender and Transpro, Inc., Ready-Aire, Inc., and GO/DAN Industries, Inc. as Borrowers. (9)

            The Company is a party to certain other long-term debt agreements each of which does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file such agreements upon request from the Securities and Exchange Commission.

4.12 First Amendment to Loan and Security Agreement with Congress Financial Corporation. (10)

4.13 Second Amendment to Loan and Security Agreement with Congress Financial Corporation. (10)

4.14 Third Amendment to Loan and Security Agreement with Congress Financial Corporation.

4.15 Fourth Amendment to Loan and Security Agreement with Congress Financial Corporation.

4.16 Fifth Amendment to Loan and Security Agreement with Congress Financial Corporation.

4.17 Sixth Amendment to Loan and Security Agreement with Congress Financial Corporation.

10.1        Transpro, Inc. 1995 Stock Plan. (1)

10.2        Form of Stock Option Agreement under the 1995 Stock Plan. (1)

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

10.5        Form of Contribution Agreement between Allen and the Company. (1)

10.6        Form of Instrument of Assumption of the Company. (1)

10.7        Form of Indemnification Agreement. (1)

10.8        Form of Employment Agreement between the Company and Henry P.
            McHale. (1)

10.9 Amendment No. 1 to Employment Agreement between the Company and Henry P. McHale. (3)

10.10 Separation and Release Agreement dated December 18, 2000 between the Company and Henry P. McHale. (9)

10.11       Form of Key Employee Severance Policy. (1)

10.12 Letter Agreement, dated December 15, 1992 between Jeffrey J. Jackson and GO/DAN Industries. (1)

10.13       Employment Agreement between the Company and Charles E. Johnson.
            (10)

21.1        Subsidiaries of the Company.

23          Consent of PricewaterhouseCoopers LLP.

24          Powers of Attorney (included on signature page).

--------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).
(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13894).
(3)         Incorporated by reference to the Company's 1998 Form 10-K (File No.
            1-13894).
(4) Incorporated by reference to the Company's Form 10-Q/A for the quarter ended March 31, 1999 (File No. 1-13894).
(5)         Incorporated by reference to the Company's 1999 Form 10-K (File No.
            1-13894).
(6) Incorporated by reference to the Company's Form 8-K filed May 2, 2000 (File No. 1-13894).
(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13894).
(8) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 1-13894).
(9)         Incorporated by reference to the Company's 2000 Form 10-K (File No.
            1-13894).
(10) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13894).
(11) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13894).

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Transpro, Inc.

                                 By             /s/ CHARLES E. JOHNSON
                                          -------------------------------------
                                                    Charles E. Johnson
                                          President and Chief Executive Officer

Date:  March 22, 2002

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

            /s/ WILLIAM J. ABRAHAM, JR.                         March 22, 2002
----------------------------------------------------
         William J. Abraham, Jr., Director

               /s/ BARRY R. BANDUCCI                            March 22, 2002
----------------------------------------------------
            Barry R. Banducci, Director

              /s/ PHILIP WM. COLBURN                            March 22, 2002
----------------------------------------------------
           Philip Wm. Colburn, Director

              /s/ CHARLES E. JOHNSON                            March 22, 2002
----------------------------------------------------
          Charles E. Johnson, President,
       Chief Executive Officer and Director

                /s/ PAUL R. LEDERER                             March 22, 2002
----------------------------------------------------
             Paul R. Lederer, Director

                /s/ SHARON M. OSTER                             March 22, 2002
----------------------------------------------------
             Sharon M. Oster, Director

                 /s/ F. ALAN SMITH                              March 22, 2002
----------------------------------------------------
              F. Alan Smith, Director

               /s/ RICHARD A. WISOT                             March 22, 2002
----------------------------------------------------
                 Richard A. Wisot
            Vice President, Treasurer,
       Secretary and Chief Financial Officer
              Principal Financial and
                 Accounting Officer