Form 10-Q
period 2002-03-31
TRANSPRO INC
filed 2002-05-10
CIK 948844

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock, $.01 par value, outstanding as of May 9, 2002 was 6,981,889.

Exhibit Index is on page 13 of this report.

================================================================================

                                      INDEX

                                                                                   PAGE NO.
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2002 and 2001                                 3

            Condensed Consolidated Balance Sheets at March 31, 2002
              and December 31, 2001                                                      4

            Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2002 and 2001                                 5

            Notes to Condensed Consolidated Financial Statements                         6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results                                             10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                  12

PART II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders                         12

    Item 6. Exhibits and Reports on Form 8-K                                            13
    Signatures                                                                          13


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                                                 THREE MONTHS
(in thousands, except per share amounts)                                                   ENDED MARCH 31,
                                                                                        ---------------------
                                                                                           2002        2001
                                                                                        ---------    --------
Sales                                                                                    $ 50,962    $ 45,707
Cost of sales                                                                              41,361      40,374
                                                                                         --------    --------
Gross margin                                                                                9,601       5,333
Selling, general and administrative expenses                                                8,613       8,630
Restructuring and other special charges                                                        67        --
                                                                                         --------    --------
Operating income (loss)                                                                       921      (3,297)
Interest expense                                                                              818       1,171
                                                                                         --------    --------
Income (loss) before taxes, cumulative effect of accounting change
     and extraordinary item                                                                   103      (4,468)
Income tax benefit                                                                         (3,653)     (1,260)
                                                                                         --------    --------
Income (loss) before cumulative effect of accounting change and
     extraordinary item                                                                     3,756      (3,208)
Cumulative effect of accounting change, net of tax                                         (4,671)       --
Loss on debt extinguishment, net of tax                                                      --          (380)
                                                                                         --------    --------
Net loss                                                                                 $   (915)   $ (3,588)
                                                                                         ========    ========

Basic income (loss) per common share:
       Before cumulative effect of accounting change and
        extraordinary item                                                               $   0.54    $  (0.49)
       Cumulative effect of accounting change                                               (0.67)       --
       Loss on debt extinguishment                                                           --         (0.06)
                                                                                         --------    --------
       Net loss per common share                                                         $  (0.13)   $  (0.55)
                                                                                         ========    ========

Diluted income (loss) per common share:
       Before cumulative effect of accounting change and extraordinary
        item Operations                                                                  $   0.52    $  (0.49)
       Cumulative effect of accounting change                                               (0.65)       --
       Loss on debt extinguishment                                                           --         (0.06)
                                                                                         --------    --------
       Net loss per common share                                                         $  (0.13)   $  (0.55)
                                                                                         ========    ========

Weighed average common shares -- basic                                                      6,982       6,579
                              -- diluted                                                    7,162       6,579


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                  March 31,  December 31,
                                                                                     2002        2001
                                                                                  -----------  ---------
                                                                                  (Unaudited)
                                ASSETS
Current assets:
     Cash and cash equivalents                                                    $     376    $     150
     Accounts receivable (less allowances of $3,155 and $2,805)                      39,094       30,940
     Inventories:
         Raw materials                                                               17,644       17,915
         Work in process                                                              1,524        1,845
         Finished goods                                                              38,460       40,420
                                                                                  ---------    ---------
              Total inventories                                                      57,628       60,180
                                                                                  ---------    ---------
     Deferred taxes                                                                   1,796        1,796
     Other current assets                                                             6,328        2,878
                                                                                  ---------    ---------
Total current assets                                                                105,222       95,944
                                                                                  ---------    ---------
Property, plant and equipment                                                        73,895       72,720
Accumulated depreciation and amortization                                           (49,385)     (48,251)
                                                                                  ---------    ---------
               Net property, plant and equipment                                     24,510       24,469
                                                                                  ---------    ---------
Goodwill (net of amortization of $0 and $875)                                          --          4,671
Other assets                                                                          4,618        4,599
                                                                                  ---------    ---------
Total assets                                                                      $ 134,350    $ 129,683
                                                                                  =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                  $  33,987    $  29,665
     Accounts payable                                                                20,180       20,316
     Accrued liabilities                                                             16,119       14,458
                                                                                  ---------    ---------
Total current liabilities                                                            70,286       64,439
                                                                                  ---------    ---------
Long-term liabilities:
     Long-term debt                                                                   7,760        7,998
     Retirement and postretirement obligations                                        5,240        5,244
     Deferred income taxes                                                            3,037        3,037
                                                                                  ---------    ---------
Total long-term liabilities                                                          16,037       16,279
                                                                                  ---------    ---------
Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.01 Par Value: Authorized 2,500,000 shares;
        issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
               authorized 200,000 shares; issued and outstanding -- none at
               March 31, 2002 and December 31, 2001                                    --           --
         Series B convertible preferred stock,  $.01 par value:
               authorized 30,000 shares; issued and outstanding; --
               18,920 shares at March 31, 2002 and December 31, 2001
               (liquidation preference $1,892)                                         --           --

         Common Stock, $.01 par value: authorized 17,500,000 shares;
                7,023,825 shares issued at March 31, 2002 and
                December 31, 2001; 6,981,889 shares outstanding at
                March 31, 2002 and December 31, 2001                                     70           70
     Paid-in capital                                                                 55,037       55,037
     Retained deficit                                                                (5,202)      (4,264)
     Accumulated other comprehensive loss                                            (1,863)      (1,863)
     Treasury stock, at cost, 41,936 shares at March 31, 2002
      and December 31, 2001                                                             (15)         (15)
                                                                                  ---------    ---------
Total stockholders' equity                                                           48,027       48,965
                                                                                  ---------    ---------
Total liabilities and stockholders' equity                                        $ 134,350    $ 129,683
                                                                                  =========    =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  --------------------
                                                                    2002        2001
                                                                  --------    --------
Cash flows from operating activities:
     Net loss                                                     $   (915)   $ (3,588)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                               1,224       1,525
         Cumulative effect of accounting change                      4,671        --
         Deferred income taxes                                      (3,795)       (560)
         Provision for uncollectible accounts receivable               445         273
         Loss on extinguishment of debt                               --           530
     Changes in operating assets and liabilities:
         Accounts receivable                                        (8,599)      2,726
         Inventories                                                 2,552       1,027
         Accounts payable                                             (136)     (1,404)
         Accrued expenses                                            1,661         (16)
         Other                                                         283       1,182
                                                                  --------    --------
Net cash  (used in) provided by operating activities                (2,609)      1,695
                                                                  --------    --------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements             (1,175)       (583)
                                                                  --------    --------
Net cash used in investing activities                               (1,175)       (583)
                                                                  --------    --------

Cash flows from financing activities:
     Dividends paid                                                    (23)        (38)
     Net borrowings under revolving credit facility                  4,322      35,265
     Borrowings under term loan                                       --         4,490
     Repayments of term loan and capitalized lease obligations        (238)       (120)
     Net repayments under previous revolving credit arrangement       --       (40,042)
     Deferred debt costs                                               (51)       (839)
                                                                  --------    --------
Net cash provided by (used in) financing activities                  4,010      (1,284)
                                                                  --------    --------

Increase (decrease) in cash and cash equivalents                       226        (172)
     Cash and cash equivalents at beginning of period                  150         172
                                                                  --------    --------
     Cash and cash equivalents at end of period                   $    376    $   --
                                                                  ========    ========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 including the financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior amounts to conform to current year presentations.

NOTE 2 - COMPREHENSIVE LOSS

         For the three months ended March 31, 2002 and 2001, other comprehensive loss was comprised of the reported net loss for the period of $0.9 million and $3.6 million, respectively.

NOTE 3 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         During the third quarter of 2001, the Company implemented a restructuring program designed around its business initiatives to improve operating performance. The program, which is expected to continue through 2002, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings.

         As a part of the program, the Company recorded restructuring and other special charges of $0.07 million during the first quarter of 2002. A summary of this change is as follows:

                              BALANCE REMAINING AT             CHARGE TO             CASH          BALANCE REMAINING AT
                                DECEMBER 31, 2001             OPERATIONS           PAYMENTS           MARCH 31, 2002
                           ----------------------------     ----------------     --------------    ----------------------
Workforce related                     $397                       $ 51                $216                  $232
Facility consolidations                237                         16                  61                   192
                                      ----                       ----                ----                  ----
Total                                 $634                       $ 67                $277                  $424
                                      ====                       ====                ====                  ====



     The workforce-related charge reflects the elimination of 119 salaried and hourly positions within the OEM and aftermarket segments during 2001. Cash payments are expected to continue through the end of 2002.

     The facility consolidation charges represent inventory and machinery movement, lease termination and facility exit expenses associated with the closure of eight Aftermarket segment branch facilities as part of the redesign of the Company's distribution system. Cash payments are expected to continue through 2002 as a result of costs associated with idle facilities.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement is effective for years beginning after December 15, 2001, the Company has adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company has determined that there is a transitional impairment loss as the carrying value of the goodwill recorded by its Auto and Light Truck segment exceeds the fair value of the business, based on an allocation of the quoted market price of the Company's cWRommon stock. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations in the first quarter of 2002. This write-off has no impact on cash flow from operations. In the first quarter of 2001, goodwill amortization was $0.1 million, or $0.07 million after tax. Loss per share before the cumulative effect of accounting change and extraordinary item in 2001, basic and diluted, would have been $0.48 excluding this charge. The net loss in 2001, basic and diluted, would have been $0.54 per share excluding this charge.

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

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to dispose, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. Effective January 1, 2002, the Company adopted SFAS 144, which did not have any impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 5 - INCOME (LOSS) PER SHARE (UNAUDITED)

The following table sets forth the computation of basic and diluted (loss) income per share:

(in thousands, except per share data)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31
                                                                                -------------------
                                                                                  2002       2001
                                                                                --------   --------
Numerator:
Income (loss) before cumulative effect of accounting change and
     extraordinary item                                                         $ 3,756    $(3,208)
Deduct preferred stock dividend                                                      23         37
                                                                                -------    -------
Income (loss) before cumulative effect of accounting change and extraordinary
     item available (attributable) to common stockholders -- basic                3,733     (3,245)
Cumulative effect of accounting change, net of tax                               (4,671)      --
Loss on debt extinguishment, net of tax                                            --         (380)
                                                                                -------    -------
Net loss attributable to common stockholders - basic                            $  (938)   $(3,625)
                                                                                =======    =======
Income (loss) before cumulative effect of accounting change and extraordinary
    item available (attributable) to common stockholders -- basic               $ 3,733    $(3,245)
Add back preferred stock dividend                                                    23       --
                                                                                -------    -------
Income (loss) before cumulative effect of accounting change and
    extraordinary item                                                            3,756     (3,245)
Cumulative effect of accounting change, net of tax                               (4,671)      --
Loss on debt extinguishment, net of tax                                            --         (380)
                                                                                -------    -------
Net loss attributable to common stockholders -- diluted                         $  (915)   $(3,625)
                                                                                =======    =======
Denominator:
Weighted average common shares                                                    6,982      6,583
Non-vested restricted stock                                                        --           (4)
                                                                                -------    -------
Adjusted weighted average common shares -- basic                                  6,982      6,579
Dilutive effect of Series B preferred stock                                         154       --
Dilutive effect of stock options                                                     26       --
                                                                                -------    -------
Adjusted weighted average common shares and equivalents -- diluted                7,162      6,579
                                                                                =======    =======
Basic income (loss) per common share:
     Before cumulative effect of accounting change and extraordinary item       $  0.54    $ (0.49)
     Cumulative effect of accounting change                                       (0.67)      --
     Loss on debt extinguishment                                                   --        (0.06)
                                                                                -------    -------
     Net loss per common share                                                  $ (0.13)   $ (0.55)
                                                                                =======    =======
Diluted income (loss) per common share:
     Before cumulative effect of accounting change and extraordinary item       $  0.52    $ (0.49)
     Cumulative effect of accounting change                                       (0.65)      --
     Loss on debt extinguishment                                                   --        (0.06)
                                                                                -------    -------
     Net loss per common share                                                  $ (0.13)   $ (0.55)
                                                                                =======    =======

         The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended March 31, 2001 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share from operations for the period.

         Certain options to purchase common stock were outstanding during the three months ended March 31, 2002 and 2001, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                     THREE MONTHS ENDED MARCH 31,
                                 ----------------------------------
                                      2002                2001
                                 --------------      --------------

Options outstanding                  91,300             384,776
Range of exercise prices         $5.50 - $11.75      $5.50 - $11.75

NOTE 6 - BUSINESS SEGMENT DATA (UNAUDITED)

         Early in 2002, the Company was reorganized into two strategic business groups ("SBG") based on the type of customer served -- Automotive and Light Truck, and Heavy Duty. The Automotive and Light Truck SBG is comprised of a heat exchange unit and a temperature control products unit, both serving the aftermarket. The Heavy Duty SBG consists of an OEM and Aftermarket unit, both serving the heavy duty marketplace. This new structure is designed to improve customer focus.

         Prior year results have been restated to reflect this new structure. The table below sets forth information about the reported segments:

                                              THREE MONTHS
                                             ENDED MARCH 31,
                                          --------------------
                                            2002         2001
                                          --------    --------
Trade sales:
Automotive and Light Truck                $ 36,433    $ 30,212
Heavy Duty                                  14,529      15,495

Intersegment transfers:
Automotive and Light Truck                     888         825
Heavy Duty                                      39           8
Eliminations                                  (927)       (833)
                                          --------    --------
  Total sales                             $ 50,962    $ 45,707
                                          ========    ========

Operating income (loss):
Automotive and Light Truck                $  2,370    $   (969)
Restructuring and other special charges        (16)       --
                                          --------    --------
   Automotive and Light Truck total          2,354        (969)
                                          --------    --------
Heavy Duty                                     (94)     (2,033)
Restructuring and other special charges        (51)       --
                                          --------    --------
   Heavy Duty total                           (145)     (2,033)
                                          --------    --------
Corporate expenses                          (1,288)       (295)
                                          --------    --------
   Total operating income (loss)          $    921    $ (3,297)
                                          ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2002 VERSUS QUARTER ENDED MARCH 31, 2001

         Sales for the first quarter of 2002 of $51.0 million were $5.3 million or 11.5% above last year. The Automotive and Light Truck segment had sales of $36.4 million, which were $6.2 million or 20.6% above 2001. Heat Exchange product sales were 12.4% higher reflecting program initiations by several major customers which had been postponed in the fourth quarter of 2001, product line extensions by several major customers, as well as improved underlying sell through of our heat exchange products. These gains more than offset a softer heater business caused by mild winter weather conditions across the country. In addition, temperature control product sales were up 102% reflecting the addition of several new customers. Heavy Duty segment sales were $14.5 million, $1.0 million or 6.2% below last year. Heavy Duty OEM sales were up 3%, reflecting the impact of price changes, which offset softness in this market. Heavy Duty Aftermarket sales were 15% lower than last year reflecting a sluggish industrial products market.

         Gross margin, as a percentage of sales, was 18.8% versus 11.7% in the first quarter last year. The impact of manufacturing cost reductions, and improved labor utilization, as a result of the Company's initiative programs implemented during the second half of 2001, combined with lower material costs to benefit margins within both the Automotive and Light Truck and Heavy Duty segments.

         While operating expenses were flat with a year ago, they declined as a percentage of sales to 16.9% from 18.9% in 2001. Cost reduction actions, primarily within the Automotive and Light Truck segment, resulted in expense levels which were flat with a year ago, despite an 11.5% year-over-year increase in sales.

         Restructuring charges reflected stay pay bonus provisions earned during the quarter in the Heavy Duty segment and closing costs associated with the consolidation of Automotive and Light Truck distribution centers.

         Interest costs were 30% lower than last year reflecting lower average debt levels and lower interest rates. Average rates on our revolving credit facility were 6.25% for the first quarter of 2002 versus 9.02% for the same period last year.

         During March 2002, tax legislation was enacted which included a provision that allows pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of two years. As a result, the Company recorded a tax benefit in the first quarter of 2002 of $3.8 million, which reflects a reduction in the deferred tax valuation allowance. This amount, along with the $1.3 million refundable income tax at December 31, 2001, was received in cash during the second quarter of 2002.

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement was effective for years beginning after December 15, 2001, the Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company has determined that there is a transitional impairment loss relating to the valuation of the goodwill recorded by its Auto and Light Truck segment. As result, the cumulative effect of this change in accounting principle in the amount of $4.7 million was expensed in the consolidated results of operations in the first quarter of 2002. This write-off has no impact on cash flow from operations. Goodwill amortization expense in the first quarter of 2001 was $0.1 million or $0.7 after tax.

         Income before the cumulative effect of the accounting change and extraordinary item was $3.8 million, or $0.54 per basic share ($0.52 per diluted share) in 2002 versus a loss of $3.2 million or $0.49 per basic and diluted share in 2001. Net loss for the first quarter of 2002 was $0.9 million or $0.13 per basic and diluted share versus a $3.6 million loss or $0.55 per basic and diluted share last year. Excluding the amortization of goodwill in the first quarter of 2001, loss per share before the cumulative effect of accounting change and extraordinary item in 2001, basic and diluted, would have been $0.48. The net loss per share in 2001, basic and diluted, would have been $0.54 excluding this charge.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2002, operations used $2.6 million of cash. Accounts receivable grew by $8.6 million due to the higher sales levels and a shift in receivable mix towards longer payment cycles. This impact was partially offset by a $2.6 million decrease in inventory, reflecting the Company's ongoing inventory reduction program. A year ago, operations generated $1.7 million of cash due to lower accounts receivable and inventory levels.

         Capital spending during the quarter of $1.2 million was primarily in the Automotive and Light Truck Segment and approximated depreciation expense. The Company expects that expenditures for the year will approximate depreciation expense.

         Borrowings under the Company's Revolving Credit Agreement increased by $4.3 million in order to fund operating needs. At March 31, 2002, the Company had $3.8 million available for future borrowings under its Loan Agreement with Congress Financial Corporation.

         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from operations. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the Automotive and Light Truck business. The Company believes that, together with borrowings under its current Loan Agreement, its cash flow from operations will be adequate to meet its anticipated ordinary capital expenditure and working capital requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to dispose, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. Effective January 1, 2002, the Company adopted SFAS 144, which did not have any impact on the Company's consolidated results of operations, financial position or cash flows.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 2, 2002, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below.

         A vote was taken for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:


             NOMINEE                       FOR            WITHHELD
----------------------------------    --------------    --------------
Barry R. Banducci                       6,069,046          22,296
William J. Abraham, Jr.                 6,069,946          21,396
Philip Wm. Colburn                      6,074,363          16,979
Charles E. Johnson                      6,059,931          31,411
Paul R. Lederer                         6,075,126          16,216
Sharon M. Oster                         6,075,126          16,216
F. Alan Smith                           6,074,466          16,876

         A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2002. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

       FOR              AGAINST          ABSTAIN
------------------    ------------     ------------
    6,077,587            9,483            4,272

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 28, 2002, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits
         None.

b)       Reports on Form 8-K
         No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSPRO, INC.
                                    (Registrant)


Date: May 9, 2002                   By:  /s/ Charles E. Johnson
                                         ---------------------------------------
                                         Charles E. Johnson
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date: May 9, 2002                   By:  /s/ Richard A. Wisot
                                         ---------------------------------------
                                         Richard A. Wisot
                                         Vice President, Treasurer, Secretary,
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)