Form 10-Q
period 2002-06-30
TRANSPRO INC
filed 2002-08-13
CIK 948844

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         The number of shares of common stock, $.01 par value, outstanding as of August 9, 2002 was 6,981,889.


Exhibit Index is on page 15 of this report.



                                  Page 1 of 16

================================================================================

                                      INDEX


                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                   for the Three and Six Months Ended June 30,
                   2002 and 2001                                            3

                  Condensed Consolidated Balance Sheets at June 30,
                   2002 and December 31, 2001                               4

                  Condensed Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30, 2002 and 2001          5

                  Notes to Condensed Consolidated Financial Statements      6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     10

         Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                             15


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders      15

         Item 6.  Exhibits and Reports on Form 8-K                         15

         Signatures                                                        16

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                        THREE MONTHS                   SIX MONTHS
(in thousands, except per share amounts)                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                             -------------------------    ----------------------------
                                                                 2002          2001            2002           2001
                                                                 ----          ----            ----           ----
Sales                                                          $ 62,472      $ 55,370        $113,434       $101,077
Cost of sales                                                    49,814        48,767          91,175         89,093
                                                               --------      --------        --------       --------
Gross margin                                                     12,658         6,603          22,259         11,984
Selling, general and administrative expenses                      9,951        10,327          18,564         19,005
Restructuring and other special charges                             116            --             183             --
                                                               --------      --------        --------       --------
Operating income (loss)                                           2,591        (3,724)          3,512         (7,021)
Interest expense                                                    869         1,223           1,687          2,394
                                                               --------      --------        --------       --------
Income (loss) before taxes, cumulative effect of
     accounting change and extraordinary item                     1,722        (4,947)          1,825         (9,415)

Income tax expense (benefit)                                        177        (2,098)         (3,476)        (3,358)
                                                               --------      --------        --------       --------
Income (loss) before cumulative effect of accounting
     change and extraordinary item                                1,545        (2,849)          5,301         (6,057)
Cumulative effect of accounting change, net of tax                   --            --          (4,671)            --
Loss on debt extinguishment, net of tax                              --            --              --           (380)
                                                               --------      --------        --------       --------
Net income (loss)                                              $  1,545      $ (2,849)       $    630       $ (6,437)
                                                               ========      ========        ========       ========
Basic income (loss) per common share:
      Before cumulative effect of accounting change
           and extraordinary item                              $    .21      $   (.44)       $   .75        $   (.93)
      Cumulative effect of accounting change                         --            --           (.67)             --
      Loss on debt extinguishment                                    --            --             --            (.06)
                                                               --------      --------        --------       --------
      Net income (loss) per common share                       $    .21      $   (.44)       $   .08        $   (.99)
                                                               ========      ========        ========       ========
Diluted income (loss) per common share:
      Before cumulative effect of accounting change
           and extraordinary item                              $    .21      $   (.44)       $   .74        $   (.93)
      Cumulative effect of accounting change                         --            --           (.65)             --
      Loss on debt extinguishment                                    --            --             --            (.06)
                                                               --------      --------        --------       --------
      Net income (loss) per common share                       $    .21      $   (.44)       $   .09        $   (.99)
                                                               ========      ========        =======        ========
Weighed average common shares-- basic                             6,982         6,586           6,982          6,584
                             -- diluted                           7,230         6,586           7,192          6,584


        The accompanying notes are an integral part of these statements.

                                                     TRANSPRO, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                             June 30,         December 31,
                                           ASSETS                                               2002               2001
                                                                                             -----------       ------------
                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                                    $    135           $    150
   Accounts receivable (less allowances of $3,403 and $2,805)                                     54,211             30,940
   Inventories:
      Raw materials                                                                               19,758             17,915
      Work in process                                                                              1,749              1,845
      Finished goods                                                                              40,180             40,420
                                                                                                --------           --------
         Total inventories                                                                        61,687             60,180
                                                                                                --------           --------
   Deferred income taxes                                                                           1,796              1,796
   Other current assets                                                                            1,422              2,878
                                                                                                --------           --------
Total current assets                                                                             119,251             95,944
                                                                                                --------           --------
Property, plant and equipment                                                                     75,664             72,720
Accumulated depreciation and amortization                                                        (50,049)           (48,251)
                                                                                                --------           --------
   Net property, plant and equipment                                                              25,615             24,469
                                                                                                --------           --------
Goodwill (net of amortization of $0 and $875)                                                          0              4,671
Other assets                                                                                       4,494              4,599
                                                                                                --------           --------
Total assets                                                                                    $149,360           $129,683
                                                                                                ========           ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit debt and current portion of long-term debt                                   $38,841            $29,665
   Accounts payable                                                                               27,297             20,316
   Accrued liabilities                                                                            17,871             14,458
                                                                                                --------           --------
Total current liabilities                                                                         84,009             64,439
                                                                                                --------           --------
Long-term liabilities:
   Long-term debt                                                                                  7,527              7,998
   Retirement and postretirement obligations                                                       5,239              5,244
   Deferred income taxes                                                                           3,037              3,037
                                                                                                --------           --------
Total long-term liabilities                                                                       15,803             16,279
                                                                                                --------           --------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock, $.01 par value: authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
            authorized 200,000 shares; issued and outstanding -- none at June
            30, 2002 and
            December 31, 2001                                                                         --                 --
         Series B convertible preferred stock, $.01 par value: authorized 30,000 shares;
            issued and outstanding;--18,920 shares at June 30, 2002 and December 31, 2001
            (liquidation preference $1,892)                                                           --                 --

         Common Stock, $.01 par value: authorized 17,500,000 shares; 7,023,825 shares issued at June 30, 2002 and December 31, 2001; 6,981,889 shares
            outstanding at June 30, 2002 and December 31, 2001                                        70                 70
   Paid-in capital                                                                                55,037             55,037
   Retained deficit                                                                               (3,681)            (4,264)
   Accumulated other comprehensive loss                                                           (1,863)            (1,863)
   Treasury stock, at cost - 41,936 shares at June 30, 2002 and December 31, 2001                    (15)               (15)
                                                                                                --------           --------
Total stockholders' equity                                                                        49,548             48,965
                                                                                                --------           --------
Total liabilities and stockholders' equity                                                      $149,360           $129,683
                                                                                                ========           ========

        The accompanying notes are an integral part of these statements.

                                                   TRANSPRO, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                  SIX MONTHS
(Amounts in thousands)                                                                     ENDED JUNE 30,
                                                                                    -------------------------
                                                                                      2002             2001
                                                                                      ----             ----
Cash flows from operating activities:
     Net income (loss)                                                             $    630         $ (6,437)
                                                                                   --------         --------
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                2,430            3,050
         Cumulative effect of accounting change                                       4,671               --
         Provision for uncollectible accounts receivable                                765              486
         Loss on extinguishment of debt                                                  --              380
     Changes in operating assets and liabilities:
         Accounts receivable                                                        (24,036)          (5,079)
         Inventories                                                                 (1,507)          10,914
         Accounts payable                                                             6,981           (5,266)
         Accrued expenses                                                             3,413           (1,589)
         Other                                                                        1,447            1,277
                                                                                   --------         --------
Net cash used in operating activities                                                (5,206)          (2,264)
                                                                                   --------         --------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                              (3,385)          (1,251)
                                                                                   --------         --------
Net cash used in investing activities                                                (3,385)          (1,251)
                                                                                   --------         --------

Cash flows from financing activities:
     Dividends paid                                                                     (47)             (76)
     Net borrowings under revolving credit facility                                   9,177           40,200
     Borrowings under term loan                                                          --            4,490
     Repayments of term loan and capitalized lease obligations                         (472)            (345)
     Net repayments under previous revolving credit arrangement                          --          (40,042)
     Deferred debt costs                                                                (82)            (884)
                                                                                   --------         --------
Net cash provided by financing activities                                             8,576            3,343
                                                                                   --------         --------

Decrease in cash and cash equivalents                                                   (15)            (172)
     Cash and cash equivalents at beginning of period                                   150              172
                                                                                   --------         --------
     Cash and cash equivalents at end of period                                        $135         $     --
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period amounts to conform to current year presentations.


NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         For the three and six months ended June 30, 2002 and 2001, comprehensive income (loss) was comprised of the reported net income (loss) for the period of $1.5 million and $0.6 million in 2002 and $(2.8) million and $(6.4) million in 2001, respectively.


NOTE 3 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         During the third quarter of 2001, the Company implemented a restructuring program designed around its business initiatives to improve operating performance. The program, which is expected to continue through 2002, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities, a review of manufacturing locations and a reevaluation of our product offerings.

         As a part of the program, the Company recorded restructuring and other special charges of $0.2 million during the first half of 2002. A summary of this charge is as follows:

                                BALANCE REMAINING AT          CHARGE (CREDIT)      CASH (PAYMENTS)    BALANCE REMAINING AT
                                  DECEMBER 31, 2001            TO OPERATIONS          RECEIPTS            JUNE 30, 2002
                                --------------------          ---------------      ---------------    --------------------
Workforce related                      $397                        $201                 $(313)                $285
Asset disposal                           --                        (100)                  100                   --
Facility consolidations                 237                          82                  (149)                 170
                                       ----                        ----                 -----                 ----
Total                                  $634                        $183                 $(362)                $455
                                       ====                        ====                 =====                 ====

         The workforce-related charge reflects the elimination of 119 salaried and hourly positions within the Heavy Duty and Auto and Light Truck segments during 2001, and earned stay-pay bonuses within the Heavy Duty Segment in 2002. Cash payments are expected to continue through the first quarter of 2003.

         During the second quarter of 2002, the Company received proceeds of $0.1 million from the sale of assets which had been written off during the fourth quarter of 2001 in connection with the closure of a California manufacturing facility.

         The facility consolidation charges represent inventory and machinery movement, lease termination and facility exit expenses associated with the closure of nine, including one during 2002, Aftermarket segment branch facilities as part of the redesign of the Company's distribution system. Cash payments are expected to continue through 2002 as a result of costs associated with idle facilities.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement is effective for fiscal years beginning after December 15, 2001, the Company has adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company has determined that there was a transitional impairment loss as the carrying value of the goodwill recorded by its Auto and Light Truck segment exceeds the fair value of the business, based on an allocation of the quoted market price of the Company's common stock. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations in the first quarter of 2002. This write-off has no impact on cash flow from operations. In the second quarter of 2001, goodwill amortization was $0.1 million before and $.06 million after tax, while for the first six months of 2001, goodwill amortization was $0.2 million, or $0.1 million after tax. Loss per share before the cumulative effect of accounting change and extraordinary item for the second quarter and first six months of 2001, basic and diluted, would have been $(0.43) and $(0.91) respectively, excluding this amortization. The net loss per share, basic and diluted, for the second quarter and six months ended June 30, 2001 would have been $(0.43) and $(0.97), respectively, excluding the amortization of goodwill.

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

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS 146 to determine the standard's impact upon adoption.

NOTE 5 - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per share:

(in thousands, except per share data)                                       THREE MONTHS                   SIX MONTHS
                                                                            ENDED JUNE 30,               ENDED JUNE 30,
                                                                        ---------------------         ---------------------
                                                                         2002           2001           2002           2001
                                                                        ------         ------         ------         ------
Numerator:
Income (loss) before cumulative effect of accounting
     change and extraordinary item                                      $ 1,545       $(2,849)        $ 5,301       $(6,057)
Deduct preferred stock dividend                                             (24)          (39)            (47)          (76)
                                                                        -------       -------         -------       -------
Income (loss) before cumulative effect of accounting
     change and extraordinary item available (attributable)
     to common stockholders - basic                                       1,521        (2,888)          5,254        (6,133)
Cumulative effect of accounting change, net of tax                           --            --          (4,671)           --
Loss on debt extinguishment, net of tax                                      --            --              --          (380)
                                                                        -------       -------         -------       -------
Net income (loss) available (attributable) to common
     stockholders - basic                                               $ 1,521       $(2,888)        $   583       $(6,513)
                                                                        =======       =======         =======       =======
Income (loss) before cumulative effect of accounting
     change and extraordinary item available (attributable)
     to common stockholders - basic                                     $ 1,521       $(2,888)        $ 5,254       $(6,133)
Add back preferred stock dividend                                            24            --              47            --
                                                                        -------       -------         -------       -------
Income (loss) before cumulative effect of accounting
     change and extraordinary item                                        1,545        (2,888)          5,301        (6,133)
Cumulative effect of accounting change, net of tax                           --            --          (4,671)           --
Loss on debt extinguishment, net of tax                                      --            --              --          (380)
                                                                        -------       -------         -------       -------

Net income (loss) available (attributable)  to common
     stockholders - diluted                                             $ 1,545       $(2,888)        $   630       $(6,513)
                                                                        =======       =======         =======       =======
Denominator:
Weighted average common shares                                            6,982         6,588           6,982         6,586
Non-vested restricted stock                                                  --            (2)             --            (2)
                                                                        -------       -------         -------       -------
Adjusted weighted average common shares - basic                           6,982         6,586           6,982         6,584
Dilutive effect of Series B preferred stock                                 159            --             156            --
Dilutive effect of stock options                                             89            --              54            --
                                                                        -------       -------         -------       -------
Adjusted weighted average common shares and equivalents
    - diluted                                                             7,230         6,586           7,192         6,584
                                                                        =======       =======         =======       =======
Basic income (loss) per common share:
     Before cumulative effect of accounting change and
          extraordinary item                                              $ .21        $ (.44)          $ .75        $ (.93)
     Cumulative effect of accounting change                                  --            --            (.67)           --
     Loss on debt extinguishment                                             --            --              --          (.06)
                                                                        -------       -------         -------       -------
     Net income (loss) per common share                                   $ .21        $ (.44)          $ .08        $ (.99)
                                                                        =======       =======         =======       =======
Diluted income (loss) per common share:
     Before cumulative effect of accounting change and
          extraordinary item                                              $ .21        $ (.44)          $ .74        $ (.93)
     Cumulative effect of accounting change                                  --            --            (.65)           --
     Loss on debt extinguishment                                             --            --              --          (.06)
                                                                        -------       -------         -------       -------
     Net income (loss) per common share                                   $ .21        $ (.44)          $ .09        $ (.99)
                                                                        =======       =======         =======       =======

         The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three and six months ended June 30, 2001 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share from operations for the period.

         Certain options to purchase common stock were outstanding during the three and six months ended June 30, 2002 and 2001, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:


                                              THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------------     ------------------------------------------
                                             2002                   2001                    2002                    2001
                                      -------------------     ------------------     --------------------    ------------------
Options outstanding                         91,300                 334,776                 317,000                 394,776
Range of exercise prices                 $5.50-$11.75           $3.20-$11.75            $4.72-$11.75            $2.90-$11.75


NOTE 6 - BUSINESS SEGMENT DATA

         Early in 2002, the Company was reorganized into two strategic business groups based on the type of customer served -- Automotive and Light Truck, and Heavy Duty. The Automotive and Light Truck Group is comprised of a heat exchange unit and a temperature control products unit, both serving the aftermarket. The Heavy Duty Group consists of an OEM and Aftermarket unit, both serving the heavy duty marketplace. This new structure is designed to improve customer focus.

         Prior year results have been restated to reflect this new structure. The table below sets forth information about the reported segments:

                                                                               THREE MONTHS                   SIX MONTHS
                                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                                         --------------------------   ---------------------------
                                                                             2002          2001           2002           2001
                                                                         ------------  ------------   ------------   ------------
Trade sales:
Automotive and Light Truck                                                 $ 44,047      $ 38,347       $ 80,480       $ 68,559
Heavy Duty                                                                   18,425        17,023         32,954         32,518
                                                                           --------      --------       --------       --------
                                                                             62,472        55,370        113,434        101,077
Intersegment transfers:
Automotive and Light Truck                                                      744           768          1,631          1,593
Heavy Duty                                                                       --            --             --             --
Eliminations                                                                   (744)         (768)        (1,631)        (1,593)
                                                                           --------      --------       --------       --------
  Total sales                                                              $ 62,472      $ 55,370       $113,434       $101,077
                                                                           ========      ========       ========       ========

Operating income (loss):
Automotive and Light Truck                                                 $  3,846      $    958       $  6,216       $    (11)
Restructuring and other special charges                                          34            --             18             --
                                                                           --------      --------       --------       --------
   Automotive and Light Truck total                                           3,880           958          6,234            (11)
                                                                           --------      --------       --------       --------
Heavy Duty                                                                      489        (2,875)           395         (4,908)
Restructuring and other special charges                                        (150)           --           (201)            --
                                                                           --------      --------       --------       --------
   Heavy Duty total                                                             339        (2,875)           194         (4,908)
                                                                           --------      --------       --------       --------
Corporate expenses                                                           (1,628)       (1,807)        (2,916)        (2,102)
                                                                           --------      --------       --------       --------
   Total operating income (loss)                                           $  2,591      $ (3,724)      $  3,512       $ (7,021)
                                                                           ========      ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED JUNE 30, 2002 VERSUS QUARTER ENDED JUNE 30, 2001

         Net sales increased 12.8% to $62.5 million in the second quarter of 2002, compared with $55.4 million in the same period a year ago. Automotive and Light Truck Group revenue increased 14.9% to $44.0 million from $38.3 million in the second quarter of 2001. Heat Exchanger product sales were 7.5% above last year primarily as a result of product line expansions by several of our major customers and the start-up late in the quarter of a previously announced new customer program. Revenue from the Temperature Control business unit was up 55.4% reflecting the addition of several new customers announced during the first quarter. Heavy Duty Group revenue in the quarter increased 8.2% to $18.4 million from $17.0 million in the comparable period last year. Despite continued market pressure, Heavy Duty OEM sales grew 7.8%, reflecting the impact of actions taken in 2001 as well as some minor strengthening of customer volumes. These higher volumes reflect customer purchases in anticipation of heavy truck engine changes as a result of new emission regulations, which will become effective in the fourth quarter of 2002. Heavy Duty Aftermarket sales increased 8.6% despite softness in all markets served by this unit.

         Gross margin, as a percentage of sales, was 20.3% in the second quarter of 2002, compared with 11.9% in the comparable period last year. Margins benefited from the Company's multi-phased margin improvement activities which began in the second quarter of 2001 and continue today. These include actions within both the Automotive and Light Truck and Heavy Duty Groups designed to improve labor efficiency and utilization, lower spending levels and reduce product costs. While the results of these programs have taken time to work their way through inventories, they are now beginning to be reflected in additional profit. Margins also benefited from production levels more aligned with changes in customer demand. A year ago production levels were lowered in order to reduce inventory levels. Margins in the Heavy Duty Group also benefited from lower warranty costs than were recorded a year ago. The higher claims incurred last year were related to a customer warranty program, which had commenced during the fourth quarter of 2000. Warranty claims have now returned to historical levels.

         While operating expense levels declined $0.4 million or 3.6% from a year ago, they were also lower as a percentage of sales, 15.9% versus 18.7% in 2001. These improvements primarily reflect benefits generated by the branch closure actions taken in 2001. Expense levels last year also reflected higher self-insured medical costs associated with the occurrence of several major claims.

         Restructuring charges during the quarter reflected stay pay bonus provisions earned in the Heavy Duty segment and closing costs associated with the consolidation of Automotive and Light Truck distribution centers. During the period, $0.1 million was also received as proceeds from the sale of Automotive and Light Truck assets which had been written off during the fourth quarter of 2001 in connection with the closure of a California manufacturing facility.

         Operating income was $2.6 million in the second quarter of 2002 versus an operating loss of $3.7 million in the comparable period last year, an improvement of $6.3 million. The Automotive and Light Truck Group operating income improved $2.9 million over 2001, resulting from increased sales and the benefits of the initiative programs implemented during the second half of 2001. The Heavy Duty Group reported operating income of $0.3 million versus an operating loss of $2.9 million last year. Improved factory utilization, lower warranty costs, cost reductions and price changes accounted for the year-over-year improvement.

         Interest costs are 28.9% below the second quarter last year due to lower average debt levels and lower interest rates. During the second quarter of 2002, interest rates under our Loan Agreement and IRB were 6.25% and 1.48% respectively, while a year ago they were 7.49% and 3.2% respectively.

         The Company's effective income tax rate during the second quarter of 2002 was 10.3%, versus 42.4% last year, as the federal income tax provision was offset by the reversal of a portion of the valuation allowance on the Company's deferred tax asset which was recorded in the fourth quarter of 2001. The income tax benefit in 2001 included $0.6 million due to the settlement of an Internal Revenue Service audit.

         Net income for the second quarter of 2002 was $1.5 million, or $0.21 per basic and diluted share, compared with a net loss of $2.8 million, or $0.44 per basic and diluted share, a year ago. Excluding goodwill amortization in 2001, the net loss would have been $2.8 million, or $0.43 per basic and diluted share.


SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

         Sales for the six months ended June 30, 2002 increased 12.2% over last year's levels. Automotive and Light Truck Group sales were 17.4% above the year ago period, reflecting the line expansions and new customer business that impacted the second quarter as well as the initiation in the first quarter of several major customer programs which had been postponed in the fourth quarter of 2001. Heavy Duty Group sales for the six months ended June 30, 2002 were 1.3% higher as the effect of pricing actions offset the impact of lower volume experienced as a result of the sluggish heavy duty marketplace.

         Gross margin for the first six months of 2002, as a percentage of sales, increased to 19.6% from 11.9% a year ago. Improved margins within both the Automotive and Light Truck and Heavy Duty Business Groups reflect the results of the Company's initiative programs, higher levels of production and lower warranty costs within the Heavy Duty Group.

         Operating expenses declined 2.3% and were lower as a percentage of sales than a year ago, 16.4% versus 18.8%. Lower expense levels primarily reflect the impact of the Automotive and Light Truck branch closure actions taken in 2001.

         Interest costs were 29.5% lower than last year, reflecting lower average debt levels and lower interest rates.

         During March 2002, tax legislation was enacted which included a provision that allows pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of two years. As a result, the Company recorded a tax benefit in the first quarter of 2002 of $3.8 million, which reflects a reduction in the deferred tax valuation allowance. The first quarter tax benefit, along with the $1.3 million refundable income tax at December 31, 2001, was received in cash during the second quarter of 2002.

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

As a result of applying the tests included in SFAS 142, the Company has determined that there was a transitional impairment loss relating to the valuation of the goodwill recorded by its Auto and Light Truck Group. The cumulative effect of this change in accounting principle of $4.7 million was expensed in the consolidated results of operations in the first quarter of 2002. This write-off has no impact on cash flow from operations. Goodwill amortization for the second quarter and the first six months of 2001 was $0.1 million or $0.06 million after tax and $0.2 million or $0.1 million after tax, respectively.

         Income before the cumulative effect of the accounting change and extraordinary item was $5.3 million, or $0.75 per basic share ($0.74 per diluted share), in 2002 compared to a loss of $6.1 million, or $0.93 per basic and diluted share, in the comparable period in 2001. Net income for the first six months of 2002 was $0.6 million, or $0.08 per basic share ($0.09 per diluted share), while in the comparable period in 2001 the net loss was $6.4 million, or $0.99 per basic and diluted share. Excluding the amortization of goodwill, loss before the cumulative effect of accounting change and extraordinary item for the six months ended June 30, 2001 would have been $5.9 million, or $0.91 per basic and diluted share. The net loss for the six months ended June 30, 2001 would have been $6.3 million, or $0.97 per basic and diluted share, excluding this charge.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2002, operations used $5.2 million of cash. Accounts receivable have grown by $24.0 million during the period due to higher sales levels, extended terms on the new business, initial stocking orders and an ongoing shift in receivables mix toward longer payment cycles with "blue chip customers". Although past due balances as a percentage of total receivables has declined from year-end, the Company expects that its days outstanding will continue to be greater than our historic norms due to the previously mentioned shift in payment cycles. Net inventories rose $1.5 million due to seasonal stocking of various products in advance of the active summer selling season and startup of new business programs. The inventory levels reflect the Company's efforts to increase inventory turnover and manage balances closely with demand. These outflows were partially offset by funds provided from operations and an increase in accounts payable and accrued liabilities. During the first six months of 2001, operating activities used $2.3 million of cash. While the Company's inventory reduction programs generated $10.9 million of cash during the first half of 2001, this was more than offset by an increase in receivables and funds utilized for operations as well as to improve the aging of accounts payable.

         Net capital expenditures were $3.4 million for the first half of 2002, compared with $1.3 million last year. The higher level of expenditures this year reflects the purchase of an existing aluminum tube mill that the Company will be relocating to its Laredo, Texas facility during the third quarter, the purchase of tooling at the Company's Mexican facility to accommodate the "in-house" production of product previously purchased on the outside, and expenditures to support the Company's information systems initiatives. Capital expenditures are expected to approximate depreciation expense for the year.

         Total debt at the end of the 2002 second quarter was $46.4 million, $8.7 million above levels at the beginning of the year. These funds were utilized to meet seasonal working capital needs. A year ago debt levels were $48.4 million. At June 30, 2002, the Company had available $9.4 million for future borrowings under its Loan Agreement with Congress Financial Corporation.

         The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the Automotive and Light Truck business. The Company believes that, together with borrowings under its current Loan Agreement, its cash flow from operations will be adequate to meet its anticipated ordinary capital expenditure and working capital requirements.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. A company's critical accounting policies, as set forth by the U.S. Securities and Exchange Commission, are those which are most important to the portrayal of it's financial condition and results of operation and often require the utilization of estimates or subjective judgment. Based upon this definition, we have identified the critical accounting policies addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ from these estimates under different assumptions or conditions. The Company also has other key accounting policies, which involve the use of estimates, which are further described in Note 2, "Summary of Significant Accounting Policies", in Item 8 of our Annual Report on Form 10-K.

         Revenue Recognition. Sales are recognized at the time products are shipped to the customer. Accruals for warranty costs, sales returns and allowances are provided at the time of shipment based upon historical experience or agreements currently in place with customers. The Company will also accrue for unusual warranty exposures at the time the exposure is identified and quantifiable based upon analyses of expected product failure rates and engineering cost estimates. The Company also establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and the current economic conditions. Changes in our customers' financial condition or other factors could cause our estimates of uncollectible accounts receivable to vary.

         Inventory Valuation. Inventories are valued at the lower of cost (first-in, first-out method) or market. This requires the Company to make judgments about the likely method of disposition of its inventory and expected recoverable value upon disposition. Inventories are reviewed on a continuing basis, and provisions are also made for slow moving and obsolete inventory based upon estimates of historical or expected usage as well as the expected recoverable value upon disposition.

         Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying amounts of a business unit's long -lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows of the business unit, associated with the long-lived assets, would be compared to the asset's carrying amount to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated fair value. The estimates used in determining whether an impairment exists involve future cash flows of each business unit which are based upon expected revenue trends, cost of production and operating expenses.

         Income Taxes. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that those such assets will not be realized. Changes to the valuation allowance are based on the evaluation of all available evidence supporting the Company's ability to utilize tax benefits prior to their expiration.

         Pension Plans. The Company establishes and periodically reviews the assumptions used in the measurement of its retirement plans. The discount rate will change in relation to increases or decreases in applicable published bond indices. The return on assets reflects the long-term rate of return on plan assets expected to be realized over a five to ten year period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. The Company's pension assumptions currently include a 9% long-term annual rate of return. Differences between actual and assumed portfolio performance are actuarially calculated into the Company's accrued pension costs based upon input from a third-party actuary. As the performance of the pension portfolio during 2001 was below the actuarial assumption, the unrecognized component of accrued pension costs changed from a gain of $4.8 million at December 31, 2000 to a loss of $1.3 million at December 31, 2001. In the future, changes in any of the underlying pension assumptions, along with the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts.


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

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Corporation on January 1, 2003. The Corporation is currently reviewing the provisions of SFAS 146 to determine the standard's impact upon adoption.


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

         A vote was taken for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:


                   NOMINEE                   FOR            WITHHELD
          ------------------------      ------------      ------------
          Barry R. Banducci               6,069,046          22,296
          William J. Abraham, Jr.         6,069,946          21,396
          Philip Wm. Colburn              6,074,363          16,979
          Charles E. Johnson              6,059,931          31,411
          Paul R. Lederer                 6,075,126          16,216
          Sharon M. Oster                 6,075,126          16,216
          F. Alan Smith                   6,074,466          16,876

         A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2002. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

                     FOR                  AGAINST            ABSTAIN
              ------------------        -----------        -----------
                  6,077,587                9,483              4,272


         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 28, 2002, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits
         None.

b)       Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended June 30, 2002. A Form 8-K was filed on August 2, 2002 containing as an exhibit the press release issued by the company on July 30, 2002.














                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRANSPRO, INC.
                                  (Registrant)


Date:  August 13, 2002           By:  /s/ Charles E. Johnson
                                      -----------------------------------------
                                      Charles E. Johnson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date:  August 13, 2002           By:  /s/ Richard A. Wisot
                                      -----------------------------------------
                                      Richard A. Wisot
                                      Vice President, Treasurer, Secretary, and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)