Form 10-Q
period 2002-09-30
TRANSPRO INC
filed 2002-11-13
CIK 948844

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         The number of shares of common stock, $.01 par value, outstanding as of November 8, 2002 was 6,981,889.

Exhibit Index is on page 16 of this report.


                                  Page 1 of 20


================================================================================

                                      INDEX


                                                                                                PAGE NO.

PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Condensed Consolidated Statements of Operations for the Three and Nine
                         Months Ended September 30, 2002 and 2001                                  3

                     Condensed Consolidated Balance Sheets at September 30, 2002 and
                         December 31, 2001                                                         4

                     Condensed Consolidated Statements of Cash Flows for the Nine Months
                         Ended September 30, 2002 and 2001                                         5

                     Notes to Condensed Consolidated Financial Statements                          6

          Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                         of Operations                                                            10

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   16

          Item 4.    Controls and Procedures                                                      16


PART II.  OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                                             17

          Signatures                                                                              18

          Certification of Chief Executive Officer and Chief Financial Officer                    19

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                                THREE MONTHS                    NINE MONTHS
(in thousands, except per share amounts)                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                   ---------------------------   ------------------------------
                                                                       2002             2001          2002              2001
                                                                   -----------   -------------   ------------    --------------
Sales                                                               $  65,922        $ 57,351      $ 179,356         $ 158,428
Cost of sales                                                          51,988          45,551        143,163           134,644
                                                                   -----------   -------------   ------------    --------------
Gross margin                                                           13,934          11,800         36,193            23,784
Selling, general and administrative expenses                           10,204           9,465         28,768            28,470
Restructuring and other special charges                                   492           2,926            675             2,926
                                                                   -----------   -------------   ------------    --------------
Operating income (loss)                                                 3,238            (591)         6,750            (7,612)
Interest expense                                                        1,025           1,261          2,712             3,655
                                                                   -----------   -------------   ------------    --------------
Income (loss) before taxes, cumulative effect of
     accounting change and extraordinary item                           2,213          (1,852)         4,038           (11,267)
Income tax expense (benefit)                                              513            (821)        (2,963)           (4,179)
                                                                   -----------   -------------   ------------    --------------
Income (loss) before cumulative effect of accounting
     change and extraordinary item                                      1,700          (1,031)         7,001            (7,088)
Cumulative effect of accounting change, net of tax                         --              --         (4,671)               --
Loss on debt extinguishment, net of tax                                    --              --             --              (380)
                                                                   -----------   -------------   ------------    --------------
Net income (loss)                                                    $  1,700        $ (1,031)       $ 2,330         $  (7,468)
                                                                   ===========   =============   ============    ==============

Basic income (loss) per common share:
      Before cumulative effect of accounting change
           and extraordinary item                                    $  0 .24        $  (0.16)       $  0.99          $  (1.09)
      Cumulative effect of accounting change                               --              --          (0.67)              --
      Loss on debt extinguishment                                          --              --             --             (0.06)
                                                                   -----------   -------------   ------------    --------------
      Net income (loss) per common share                             $   0.24        $  (0.16)       $  0.32          $  (1.15)
                                                                   ===========   =============   ============    ==============

Diluted income (loss) per common share:
      Before cumulative effect of accounting change
           and extraordinary item                                    $   0.24        $  (0.16)       $  0.97          $  (1.09)

      Cumulative effect of accounting change                               --              --          (0.65)               --
      Loss on debt extinguishment                                          --              --             --             (0.06)
                                                                   -----------   -------------   ------------    --------------
      Net income (loss) per common share                             $   0.24        $  (0.16)      $  0 .32          $  (1.15)
                                                                   ===========   =============   ============    ==============

Weighed average common shares  -- basic                                 6,982           6,609          6,982             6,593
                               -- diluted                               7,229           6,609          7,220             6,593


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                              SEPTEMBER 30,         DECEMBER 31,
                                           ASSETS                                                  2002                  2001
                                                                                              ---------------       --------------
                                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                                       $    280            $      150
   Accounts receivable (less allowances of $3,143 and $2,805)                                        57,527                30,940
   Inventories:
      Raw materials                                                                                  19,297                17,915
      Work in process                                                                                 2,334                 1,845
      Finished goods                                                                                 46,025                40,420
                                                                                              --------------      ----------------
         Total inventories                                                                           67,656                60,180
                                                                                              --------------      ----------------
   Deferred income taxes                                                                              1,796                 1,796
   Other current assets                                                                               1,818                 2,878
                                                                                              --------------      ----------------
Total current assets                                                                                129,077                95,944
                                                                                              --------------      ----------------
Property, plant and equipment                                                                        75,338                72,720
Accumulated depreciation and amortization                                                           (49,850)              (48,251)
                                                                                              --------------      ----------------
   Net property, plant and equipment                                                                 25,488                24,469
                                                                                              --------------      ----------------
Goodwill (net of amortization of $0 and $875)                                                            --                 4,671
Other assets                                                                                          5,433                 4,599
                                                                                              --------------      ----------------
Total assets                                                                                     $  159,998           $   129,683
                                                                                              ==============      ================
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit debt and current portion of long-term debt                                   $   43,273           $    29,665
   Accounts payable                                                                                  28,537                20,316
   Accrued liabilities                                                                               21,358                14,458
                                                                                              --------------      ----------------
Total current liabilities                                                                            93,168                64,439
                                                                                              --------------      ----------------
Long-term liabilities:
   Long-term debt                                                                                     7,321                 7,998
   Retirement and postretirement obligations                                                          5,248                 5,244
   Deferred income taxes                                                                              3,037                 3,037
                                                                                              --------------      ----------------
Total long-term liabilities                                                                          15,606                16,279
                                                                                              --------------      ----------------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock, $.01 par value: authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
            authorized 200,000 shares; issued and outstanding -- none at
            September 30, 2002 and December 31, 2001                                                     --                    --
         Series B convertible preferred stock,  $.01 par value:  authorized 30,000 shares;
            issued and outstanding -- 18,920 shares at September 30, 2002 and December
            31, 2001 (liquidation preference $1,892)                                                     --                    --
         Common Stock, $.01 par value: authorized 17,500,000 shares; 7,023,825 shares issued at September 30, 2002 and December 31, 2001; 6,981,889
            shares outstanding at September 30, 2002 and December 31, 2001                               70                    70
   Paid-in capital                                                                                   55,037                55,037
   Retained deficit                                                                                  (2,005)               (4,264)
   Accumulated other comprehensive loss                                                              (1,863)               (1,863)
   Treasury stock, at cost - 41,936 shares at September 30, 2002 and December 31, 2001                  (15)                  (15)
                                                                                              --------------      ----------------
Total stockholders' equity                                                                           51,224                48,965
                                                                                              --------------      ----------------
Total liabilities and stockholders' equity                                                       $  159,998           $   129,683
                                                                                              ==============      ================

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                                 NINE MONTHS ENDED
(in thousands)                                                                                                 SEPTEMBER 30,
                                                                                                      ----------------------------
                                                                                                           2002            2001
                                                                                                      ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                                                   $  2,330        $ (7,468)
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
         Non-cash restructuring charges                                                                       516           2,926
         Depreciation and amortization                                                                      3,740           4,172
         Cumulative effect of accounting change                                                             4,671              --
         Provision for uncollectible accounts receivable                                                      628             898
         Loss on extinguishment of debt                                                                        --             380
     Changes in operating assets and liabilities:
         Accounts receivable                                                                              (27,215)         (6,157)
         Inventories                                                                                       (7,958)         16,534
         Accounts payable                                                                                   8,221          (6,557)
         Accrued expenses                                                                                   6,900          (3,367)
         Other                                                                                                 31           2,882
                                                                                                      ------------    ------------
Net cash (used in) provided by operating activities                                                        (8,136)          4,243
                                                                                                      ------------    ------------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                                                    (4,500)         (2,091)
                                                                                                      ------------    ------------
Net cash used in investing activities                                                                      (4,500)         (2,091)
                                                                                                      ------------    ------------

Cash flows from financing activities:
     Dividends paid                                                                                           (71)           (113)
     Net borrowings under revolving credit facility                                                        13,529          34,811
     Borrowings under term loan                                                                                --           4,490
     Repayments of term loan and capitalized lease obligations                                               (598)           (570)
     Net repayments under previous revolving credit arrangement                                                --         (40,042)
     Deferred debt issuance costs                                                                             (94)           (900)
                                                                                                      ------------    ------------
Net cash provided by (used in) financing activities                                                        12,766          (2,324)
                                                                                                      ------------    ------------

Increase (decrease) in cash and cash equivalents                                                              130            (172)
     Cash and cash equivalents at beginning of period                                                         150             172
                                                                                                      ------------    ------------
     Cash and cash equivalents at end of period                                                          $    280        $     --
                                                                                                      ============    ============

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

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         For the three and nine months ended September 30, 2002 and 2001, comprehensive income (loss) was comprised of the reported net income (loss) for the period of $1.7 million and $2.3 million in 2002 and $(1.0) million and $(7.5) million in 2001, respectively.

NOTE 3 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         During the third quarter of 2001, the Company implemented a restructuring program designed around its business initiatives to improve operating performance. The program, which is expected to continue through the first half of 2003, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities, a review of manufacturing locations and a reevaluation of our product offerings.

         As a part of the program, the Company recorded restructuring and other special charges of $1.2 million during the first nine months of 2002. A summary of these charges is as follows:

                                      BALANCE                                                                BALANCE REMAINING
                                   REMAINING AT           CHARGE TO       CASH (PAYMENTS)      NON-CASH       AT SEPTEMBER 30,
                                 DECEMBER 31, 2001       OPERATIONS          RECEIPTS         WRITE-OFFS            2002
                                -------------------     -------------    -----------------   ------------   --------------------
                                                                          (in thousands)
Workforce related                       $397               $   491             $(384)            $  --              $504
Asset disposal                            --                   416               100              (516)               --
Facility consolidations                  237                   250              (249)               --               238
                                      ------               -------           -------           -------             -----
Total                                   $634               $ 1,157             $(533)            $(516)             $742
                                      ======               =======           =======           =======             =====

         During the third quarter of 2002, the Company announced the closure of its underutilized Maquoketa, Iowa, Heavy Duty component parts plant in order to move the manufacturing closer to where the parts are used. As a result, a restructuring charge of $0.8 million was recorded to reflect severance costs associated with the elimination of 24 salaried and hourly positions ($0.2 million), closure costs ($0.1 million) and the write-down of assets to net realizable value. Of this amount, $0.5 million reflecting the write-down of inventory was included in cost of sales. Cash payments will occur through the end of 2002.

         The workforce-related charge reflects the elimination of 119 salaried and hourly positions within the Heavy Duty and Auto and Light Truck segments during 2001, and earned stay-pay bonuses within the Heavy Duty Segment in 2002. Cash payments are expected to continue through the first quarter of 2003.

         During the second quarter of 2002, the Company received proceeds of $0.1 million from the sale of assets, which had been written off during the fourth quarter of 2001 in connection with the closure of a California manufacturing facility.

         The facility consolidation charges primarily represent inventory and machinery movement, lease termination and facility exit expenses associated with the closure of nine Aftermarket segment branch facilities, including one during 2002, as part of the redesign of the Company's distribution system. Cash payments are expected to continue into 2003 as a result of costs associated with idle facilities.

NOTE 4 - BORROWING ARRANGEMENTS

         On September 27, 2002, the Company entered into an amendment to its Loan and Security Agreement with Congress Financial Corporation (New England), which provides for a temporary increase in the maximum credit line from $55.0 million to $65.0 million effective July 1, 2002, with scheduled reductions through December 20, 2002 back down to $55.0 million. As of September 30, 2002, the maximum credit line was $62.0 million. The increased credit line provides the Company with additional flexibility to meet ongoing working capital needs through its peak seasonal borrowing period.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement is effective for fiscal years beginning after December 15, 2001, the Company has adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company has determined that there was a transitional impairment loss as the carrying value of the goodwill recorded by its Automotive and Light Truck segment exceeded the fair value of the business, based on an allocation of the quoted market price of the Company's common stock. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations in the first quarter of 2002. This write-off has no impact on cash flow from operations. In the third quarter of 2001, goodwill amortization was $0.1 million before and $0.06 million after tax, while for the first nine months of 2001, goodwill amortization was $0.3 million before and $0.2 million after tax. Loss per share before the cumulative effect of accounting change and extraordinary item for the third quarter and first nine months of 2001, basic and diluted, would have been $0.15 and $1.06 respectively, excluding this amortization. The net loss per share, basic and diluted, for the third quarter and nine months ended September 30, 2001 would have been $0.15 and $1.12, respectively, excluding the amortization of goodwill.

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

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement, which is effective for transactions occurring after May 15, 2002, will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal and exit activities, including restructuring, and is effective for the Company on January 1, 2003. SFAS 146 requires that exit or disposal costs be recorded as operating expenses when incurred as opposed to being accrued at the time there is a commitment to an exit plan as required by EITF Issue 94.3. This statement will have no impact on restructuring costs recorded and accrued during 2002; however, it will impact the timing of the recording of costs incurred in 2003 and thereafter.

NOTE 6 - BUSINESS SEGMENT DATA

         Early in 2002, the Company was reorganized into two strategic business groups based on the type of customer served -- Automotive and Light Truck, and Heavy Duty, in order to improve customer focus. The Automotive and Light Truck Group consists of heat exchange products and temperature control products, which are manufactured and sold to the aftermarket. The Heavy Duty Group consists of sales to OEM and Aftermarket heavy duty customers.

         Prior year financial data has been restated to reflect this new structure. The table below sets forth information about the reported segments:

                                                      THREE MONTHS                      NINE MONTHS
                                                  ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                  2002            2001              2002            2001
                                              --------------  -------------     --------------   ------------
                                                                       (in thousands)
Trade sales:
Automotive and Light Truck                         $ 46,714       $ 39,801           $127,194       $108,360
Heavy Duty                                           19,208         17,550             52,162         50,068
                                              --------------  -------------     --------------   ------------
                                                     65,922         57,351            179,356        158,428
Intersegment transfers:
Automotive and Light Truck                              602            480              1,579          1,817
Heavy Duty                                               --             --                 --             --
Eliminations                                           (602)          (480)            (1,579)        (1,817)
                                              --------------  -------------     --------------   ------------
  Total sales                                      $ 65,922       $ 57,351           $179,356       $158,428
                                              ==============  =============     ==============   ============

                                                      THREE MONTHS                      NINE MONTHS
                                                  ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                  2002            2001              2002            2001
                                              --------------  -------------     --------------   ------------
                                                                       (in thousands)
Operating income (loss):
Automotive and Light Truck                          $ 5,842        $ 3,964           $ 12,058        $ 3,953
Restructuring and other special charges                (118)        (2,340)              (100)        (2,340)
                                              --------------  -------------     --------------   ------------
   Automotive and Light Truck total                   5,724          1,624             11,958          1,613
                                              --------------  -------------     --------------   ------------
Heavy Duty                                             (103)          (215)               292         (5,123)
Restructuring and other special charges                (856)          (586)            (1,057)          (586)
                                              --------------  -------------     --------------   ------------
   Heavy Duty total                                    (959)          (801)              (765)        (5,709)
                                              --------------  -------------     --------------   ------------
Corporate expenses                                   (1,527)        (1,414)            (4,443)        (3,516)
                                              --------------  -------------     --------------   ------------
   Total operating income (loss)                    $ 3,238        $  (591)          $  6,750       $ (7,612)
                                              ==============  =============     ==============   ============


NOTE 7 - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                       THREE MONTHS                   NINE MONTHS
                                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                               -----------------------------  ----------------------------
                                                                      2002           2001            2002           2001
                                                               -------------- --------------  -------------- -------------
                                                                          (in thousands, except per share data)
Numerator:
Income (loss) before cumulative effect of accounting
     change and extraordinary item                                  $  1,700       $ (1,031)       $  7,001      $ (7,088)
Deduct preferred stock dividend                                          (24)           (37)            (71)         (113)
                                                               -------------- --------------  -------------- -------------
Income (loss) before cumulative effect of accounting
     change and extraordinary item available (attributable)
     to common stockholders - basic                                    1,676         (1,068)          6,930        (7,201)
Cumulative effect of accounting change, net of tax                        --             --          (4,671)           --
Loss on debt extinguishment, net of tax                                   --             --              --          (380)
                                                               -------------- --------------  -------------- -------------
Net income (loss) available (attributable) to common
     stockholders - basic                                           $  1,676       $ (1,068)       $  2,259      $ (7,581)
                                                               ============== ==============  ============== =============
Income (loss) before cumulative effect of accounting
     change and extraordinary item available (attributable)
     to common stockholders - basic                                 $  1,676       $ (1,068)       $  6,930      $ (7,201)
Add back preferred stock dividend                                         24             --              71            --
                                                               -------------- --------------  -------------- -------------
Income (loss) before cumulative effect of accounting
     change and extraordinary item                                     1,700         (1,068)          7,001        (7,201)
Cumulative effect of accounting change, net of tax                        --             --          (4,671)           --
Loss on debt extinguishment, net of tax                                   --             --              --          (380)
                                                               -------------- --------------  -------------- -------------
Net income (loss) available (attributable)  to common
     stockholders - diluted                                         $  1,700       $ (1,068)       $  2,330      $ (7,581)
                                                               ============== ==============  ============== =============
Denominator:
Weighted average common shares - basic                                 6,982          6,609           6,982         6,593
Dilutive effect of Series B preferred stock                              159             --             158            --
Dilutive effect of stock options                                          88             --              80            --
                                                               -------------- --------------  -------------- -------------
Weighted average common shares and equivalents
    -- diluted                                                         7,229          6,609           7,220         6,593
                                                               ============== ==============  ============== =============


                                                                       THREE MONTHS                   NINE MONTHS
                                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                               -----------------------------  ----------------------------
                                                                       2002       2001           2002           2001
                                                               -------------- --------------  -------------- -------------
                                                                          (in thousands, except per share data)
Basic income (loss) per common share:
     Before cumulative effect of accounting change and
          extraordinary item                                         $ 0 .24    $ (0.16)       $  0 .99       $ (1.09)
     Cumulative effect of accounting change                               --         --           (0.67)           --
     Loss on debt extinguishment                                          --         --              --         (0.06)
                                                               -------------- --------------  -------------- -------------
     Net income (loss) per common share                              $  0.24    $ (0.16)       $  0 .32       $ (1.15)
                                                               ============== ==============  ============== =============
Diluted income (loss) per common share:
     Before cumulative effect of accounting change and
          extraordinary item                                         $  0.24    $ (0.16)       $   0.97       $ (1.09)
     Cumulative effect of accounting change                               --         --           (0.65)           --
     Loss on debt extinguishment                                          --         --              --         (0.06)
                                                               -------------- --------------  -------------- -------------
     Net income (loss) per common share                              $  0.24    $ (0.16)       $   0.32       $ (1.15)
                                                               ============== ==============  ============== =============

         The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three and nine months ended September 30, 2001 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share from operations for the periods.

         Certain options to purchase common stock were outstanding during the three and nine months ended September 30, 2002 and 2001, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                         THREE MONTHS                                   NINE MONTHS
                                      ENDED SEPTEMBER 30,                            ENDED SEPTEMBER 30,
                            -------------------------------------          --------------------------------------
                                 2002                   2001                    2002                    2001
                            --------------         --------------          --------------          --------------
Options outstanding             91,300                 91,300                  91,300                  91,300
Range of exercise prices     $5.50-$11.75           $5.50-$11.75            $5.50-$11.75            $5.50-$11.75

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 2002 VERSUS QUARTER ENDED SEPTEMBER 30, 2001

         Net sales increased 14.9% to $65.9 million in the third quarter of 2002, compared with $57.4 million in the same period a year ago. Automotive and Light Truck Group revenue increased 17.4% to $46.7 million from $39.8 million in the third quarter of 2001. Heat Exchanger product sales were 15.7% above last year primarily as a result of product line expansions by several of our major customers and previously announced new customer programs, which started late in the second quarter. Revenue from the Temperature Control business unit was up 32.0% reflecting the addition of several new customers announced during the first quarter. Heavy Duty Group revenue in the quarter increased 9.5% to $19.2 million from $17.6 million in the comparable period last year. Despite continued market pressure, Heavy Duty OEM sales grew 18.4%, reflecting the impact of some minor strengthening of customer volumes and the depressed market condition in 2001. These higher volumes reflect customer purchases in anticipation of heavy truck engine changes as a result of new emission regulations, which will become effective in the fourth quarter of 2002. Heavy Duty Aftermarket sales increased 2.6% despite softness in all markets served by this unit.

         Gross margin, as a percentage of sales, was 21.1% in the third quarter of 2002, compared with 20.6% in the comparable period last year and 20.3% in the second quarter of 2002. The third quarter of 2002 gross margin includes $0.5 million of restructuring charges associated with the write-down of inventory to net realizable value at the Company's Maquoketa, Iowa plant, which was closed in September. Before these restructuring charges, gross margin, as a percentage of sales, was 21.9% of sales in the third quarter of 2002. Margins benefited from the Company's multi-phased margin improvement activities, which began in the second quarter of 2001 and continue today. These include actions within both the Automotive and Light Truck and Heavy Duty Groups designed to improve labor efficiency and utilization, lower spending levels and reduce product costs. While the results of these programs have taken time to work their way through inventories, they are now beginning to be reflected in additional profit. Margins also benefited from production levels more aligned with changes in customer demand. A year ago production levels were lowered in order to reduce inventory levels. Margins in the Heavy Duty Group also benefited from lower warranty costs than were recorded a year ago. The higher claims incurred last year were related to a customer warranty program, which had commenced during the fourth quarter of 2000. Warranty claims have now returned to historical levels.

         While operating expense levels increased $0.7 million or 7.8% from a year ago, they were lower as a percentage of sales, 15.5% versus 16.5% in 2001. These improvements primarily reflect benefits generated by the branch closure actions taken in 2001 and 2002 along with the increased sales volume. Expense levels last year also reflected a $0.3 million provision made for the write-off of a receivable from a customer, which declared bankruptcy.

         Restructuring charges of $0.5 million during the third quarter of 2002 were primarily related to the closure of the Maquoketa, Iowa Heavy Duty plant in September. This facility made component parts for internal use and also had some unrelated sales to third party customers. This underutilized facility was closed as part of the Company's plant consolidation plan in order to move the manufacturing closer to where the parts are used. These restructuring charges reflect severance and other plant closure costs and the write-down of the facility's fixed assets to net realizable value. In the third quarter of 2001, the Company recorded $2.9 million of restructuring and other special charges associated with the announcement of our restructuring program. These costs included $0.8 million for work force related costs, $0.3 million for facility consolidation costs and $1.8 million for the impairment of goodwill.

         Operating income was $3.2 million in the third quarter of 2002 versus an operating loss of $0.6 million in the comparable period last year, an improvement of $3.8 million. The Automotive and Light Truck Group operating income improved $4.1 million over 2001, resulting from increased sales and the benefits of the initiative programs. The Heavy Duty Group reported an operating loss of $1.0 million versus an operating loss of $0.8 million last year as the impact of restructuring charges offset benefits generated from improved factory utilization, lower warranty costs and other cost reductions.

         Interest costs are 18.7% below the third quarter last year as the impact of lower interest rates more than offset higher average debt levels during the third quarter. Interest rates under our Loan Agreement and Industrial Revenue Bond were 6.25% and 1.27%, respectively in the third quarter of 2002 compared with 8.17% and 2.53%, respectively, a year ago.

         The Company's effective income tax rate during the third quarter of 2002 was 23.2%, versus 44.3% last year, as the federal income tax provision was offset by the reversal of a portion of the valuation allowance on the Company's deferred tax asset, which was recorded in the fourth quarter of 2001.

         Net income for the third quarter of 2002 was $1.7 million, or $0.24 per basic and diluted share, compared with a net loss of $1.0 million, or $0.16 per basic and diluted share, a year ago. Excluding goodwill amortization in 2001, the net loss would have been $0.9 million, or $0.15 per basic and diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

         Sales for the nine months ended September 30, 2002 increased 13.2% over last year's levels. Automotive and Light Truck Group sales were 17.4% above the year ago period, reflecting the product line expansions and new customer business that impacted the third quarter as well as the initiation in the first quarter of several major customer programs which had been postponed in the fourth quarter of 2001. Heavy Duty Group sales for the first nine months of 2002 were 4.2% higher reflecting the higher OEM volume, which occurred in the third quarter.

         Gross margin for the first nine months of 2002, as a percentage of sales, increased to 20.2% from 15.0% a year ago. Excluding the impact of $0.5 million of restructuring charges recorded during the third quarter of 2002 in cost of sales, the 2002 gross margin as a percentage of sales would be 20.4%. Improved margins within both the Automotive and Light Truck and Heavy Duty Business Groups reflect the results of the Company's initiative programs, higher levels of production and lower warranty costs within the Heavy Duty Group.

         Operating expenses increased 1.0% but were lower as a percentage of sales than a year ago, 16.0% versus 18.0% in 2001. Lower expense levels primarily reflect the impact of the Automotive and Light Truck branch closure actions taken in 2001 and 2002.

         Interest costs were 25.8% lower than last year, reflecting lower average debt levels for the nine months and lower interest rates.

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

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement was effective for years beginning after December 15, 2001, the Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company has determined that there was a transitional impairment loss relating to the valuation of the goodwill recorded by its Automotive and Light Truck Group. The cumulative effect of this change in accounting principle of $4.7 million was expensed in the consolidated results of operations in the first quarter of 2002. This write-off has no impact on cash flow from operations. Goodwill amortization for the third quarter and the first nine months of 2001 was $0.1 million or $0.06 million after tax and $0.3 million or $0.2 million after tax, respectively.

         Income before the cumulative effect of the accounting change and extraordinary item was $7.0 million, or $0.99 per basic share ($0.97 per diluted share), in 2002 compared to a loss of $7.1 million, or $1.09 per basic and diluted share, in the comparable period in 2001. Net income for the first nine months of 2002 was $2.3 million, or $0.32 per basic and diluted share, while in the comparable period in 2001 the net loss was $7.5 million, or $1.15 per basic and diluted share. Excluding the amortization of goodwill, loss before the cumulative effect of accounting change and extraordinary item for the nine months ended September 30, 2001 would have been $6.9 million, or $1.06 per basic and diluted share. The net loss for the nine months ended September 30, 2001 would have been $7.3 million, or $1.12 per basic and diluted share, excluding this charge.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2002, operations used $8.1 million of cash. Accounts receivable have grown by $27.2 million during the period due to higher sales levels, extended terms on the new business and an ongoing shift in receivables mix toward longer payment cycles with "blue chip customers". Although past due balances as a percentage of total receivables have declined from year-end, the Company expects that its days outstanding will continue to be greater than its historic norms due to the previously mentioned shift in payment cycles. Net inventories rose $8.0 million in order to meet higher sales levels, extra purchases of certain difficult to obtain inventory and year-over-year seasonal changes in customer demand that will require building certain inventories prior to year-end. The Company's inventory reduction efforts were also hampered during the quarter by the West Coast dock strike, which built up inventory at the docks. These outflows were partially offset by funds provided from operations and an increase in accounts payable and accrued liabilities. During the first nine months of 2001, operating activities generated $4.2 million of cash. The Company's inventory reduction programs generated $16.5 million of cash during the first nine months of 2001, which more than offset an increase in receivables and funds utilized for operations as well as to improve the aging of accounts payable.

         Net capital expenditures were $4.5 million for the first nine months of 2002, compared with $2.1 million last year. The higher level of expenditures this year reflects the purchase of an existing aluminum tube mill, which the Company has relocated to its Laredo, Texas facility, the purchase of tooling at the Company's Mexican facility to accommodate the "in-house" production of product previously purchased from third parties, and expenditures to support the Company's information systems initiatives. Capital expenditures are expected to approximate depreciation expense for the year.

         Total debt at the end of the 2002 third quarter was $50.6 million, $12.9 million above levels at the beginning of the year. These funds were utilized to meet seasonal working capital needs. A year ago debt levels were $42.9 million. On September 27, 2002, the Company entered into an amendment to its Loan and Security Agreement with Congress Financial Corporation (New England), which provides for a temporary increase in the maximum credit line from $55.0 million to $65.0 million effective July 1, 2002, with scheduled reductions through December 20, 2002 back down to $55.0 million. As of September 30, 2002, the maximum credit line was $62.0 million. The increased credit line provides the Company with additional flexibility to meet ongoing working capital needs through its peak seasonal borrowing period. At September 30, 2002, the Company had available $4.8 million for future borrowings under its Loan Agreement with Congress Financial Corporation.

         The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the Automotive and Light Truck business. The Company believes that, together with borrowings under its current Loan Agreement, its cash flow from operations will be adequate to meet its anticipated ordinary capital expenditure and working capital requirements.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. A company's critical accounting policies, as set forth by the U.S. Securities and Exchange Commission, are those which are most important to the portrayal of its financial condition and results of operation and often require the utilization of estimates or subjective judgment. Based upon this definition, we have identified the critical accounting policies addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ from these estimates under different assumptions or conditions. The Company also has other key accounting policies, which involve the use of estimates, which are further described in Note 2, "Summary of Significant Accounting Policies", in Item 8 of our Annual Report on Form 10-K.

         Revenue Recognition. Sales are recognized at the time products are shipped to the customer. Accruals for warranty costs, sales returns and allowances are provided at the time of shipment based upon historical experience or agreements currently in place with customers. The Company will also accrue for unusual warranty exposures at the time the exposure is identified and quantifiable based upon analyses of expected product failure rates and engineering cost estimates. The Company also establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and the current economic conditions. Costs associated with the acquisition of long-term customer contracts are capitalized and amortized as a reduction of sales over the life of the agreement. Changes in our customers' financial condition or other factors could cause our estimates of uncollectible accounts receivable and the realizability of customer acquisition costs to vary.

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

         Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying amounts of a business unit's long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows of the business unit, associated with the long-lived assets, would be compared to the asset's carrying amount to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated fair value. The estimates used in determining whether an impairment exists involve future cash flows of each business unit, which are based upon expected revenue trends, cost of production and operating expenses.

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

         Pension Plans. The Company establishes and periodically reviews the assumptions used in the measurement of its retirement plans. The discount rate will change in relation to increases or decreases in applicable published bond indices. The return on assets reflects the long-term rate of return on plan assets expected to be realized over a five to ten year period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. The Company's pension assumptions currently include a 9% long-term annual rate of return. Differences between actual and assumed portfolio performance are actuarially calculated into the Company's accrued pension costs based upon input from a third-party actuary. As the performance of the pension portfolio during 2001 was below the actuarial assumption, the unrecognized component of accrued pension costs changed from a gain of $4.8 million at December 31, 2000 to a loss of $1.3 million at December 31, 2001. The Company has been informed by its independent actuary that as a result of continued performance of the pension portfolio below actuarial assumptions during 2002, the minimum pension liability may increase by approximately $4 million. While this increase does not have a current cash flow impact, it will reduce stockholders' equity. The Company will be meeting with its actuary to review its actuarial assumptions during the fourth quarter. In the future, changes in any of the underlying pension assumptions, along with the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement is effective for fiscal years beginning after December 15, 2001, the Company has adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company has determined that there was a transitional impairment loss as the carrying value of the goodwill recorded by its Automotive and Light Truck segment exceeded the fair value of the business, based on an allocation of the quoted market price of the Company's common stock. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations in the first quarter of 2002. This write-off has no impact on cash flow from operations. In the third quarter of 2001, goodwill amortization was $0.1 million before and $0.06 million after tax, while for the first nine months of 2001, goodwill amortization was $0.3 million before and $0.2 million after tax. Loss per share before the cumulative effect of accounting change and extraordinary item for the third quarter and first nine months of 2001, basic and diluted, would have been $0.15 and $1.06 respectively, excluding this amortization. The net loss per share, basic and diluted, for the third quarter and nine months ended September 30, 2001 would have been $0.15 and $1.12, respectively, excluding the amortization of goodwill.

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

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement, which is effective for transactions occurring after May 15, 2002, will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal and exit activities, including restructuring, and is effective for the Company on January 1, 2003. SFAS 146 requires that exit or disposal costs be recorded as operating expenses when incurred as opposed to being accrued at the time there is a commitment to an exit plan as required by EITF Issue 94.3. This statement will have no impact on restructuring costs recorded and accrued during 2002; however, it will impact the timing of the recording of costs incurred in 2003 and thereafter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and the price of commodities used in our manufacturing process. While there have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, during the third quarter of 2002, the Company extended its purchase order commitment program on commodities to six to nine months from the three to six month period previously used. This program is subject to review on an ongoing basis based upon current commodity market conditions.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
     4. The Seventh Amendment to the Company's Loan and Security Agreement with Congress Financial Corporation is incorporated by reference to the Company's Form 8-K filed on September 30, 2002.

b) Reports on Form 8-K During the quarter ended September 30, 2002, the following Form 8-K's were filed:

     o On August 2, 2002, a Form 8-K was filed containing as an exhibit the press release issued by the Company on July 30, 2002 announcing its second quarter of 2002 operating results.
     o On August 29, 2002, a Form 8-K was filed containing as an exhibit the Company's press release that it was closing a manufacturing plant located in Maquoketa, Iowa and as a result, recording a restructuring charge of approximately $1 million during the third and fourth quarters of 2002.
     o On September 19, 2002, a Form 8-K was filed announcing that the Company had made a presentation at the RedChip Partners Investor Conference in New York City.
     o On September 30, 2002, a Form 8-K was filed containing as an exhibit the amendment to its Loan and Security Agreement with Congress Financial Corporation. This amendment provides for a temporary increase in the maximum credit line from $55 million to $65 million, effective July 1, 2002 with scheduled reductions through December 20, 2002 back down to $55 million.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSPRO, INC.
                               (Registrant)


Date: November 11, 2002        By:     /s/ Charles E. Johnson
                                       ----------------------------------------
                                       Charles E. Johnson
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date: November 11, 2002        By:     /s/ Richard A. Wisot
                                       ----------------------------------------
                                       Richard A. Wisot
                                       Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Charles E. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Transpro, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                  /s/ Charles E. Johnson
                                         ----------------------------------
                                         Charles E. Johnson
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

I, Richard A. Wisot, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Transpro, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                  /s/ Richard A. Wisot
                                         ----------------------------------
                                         Richard A. Wisot
                                         Vice President, Treasurer, Secretary
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)