Form 10-K
period 2002-12-31
TRANSPRO INC
filed 2003-03-21
CIK 948844

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the transition period from         to        .



                        COMMISSION FILE NUMBER 1-13894

                                TRANSPRO, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                    34-1807383
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2002 was $41,806,181. On March 1, 2003, there were 7,106,023 outstanding shares of the Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

     Exhibit Index is on pages 48 through 50 of this report.

================================================================================

                                TRANSPRO, INC.


                      INDEX TO ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 2002



                                                                                         PAGE
                                                                                         -----
PART I
 Item 1.  Business .....................................................................   1
 Item 2.  Properties ...................................................................   7
 Item 3.  Legal Proceedings ............................................................   8
 Item 4.  Submission of Matters to a Vote of Security Holders ..........................   8
PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ........  10
 Item 6.  Selected Financial Data ......................................................  10
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..................................................................  12
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...................  20
 Item 8.  Financial Statements and Supplementary Data ..................................  21
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ..................................................................  47
PART III
 Item 10. Directors and Executive Officers of the Registrant ...........................  47
 Item 11. Executive Compensation .......................................................  47
 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters .........................................................  47
 Item 13. Certain Relationships and Related Transactions ...............................  47
 Item 14. Controls and Procedures ......................................................  47
PART IV
 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............  48
Signatures ...........................................................................    51

                                    PART I


ITEM 1. BUSINESS

     Transpro, Inc. (the "Company") designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for original equipment manufacturers ("OEMs") of heavy trucks and industrial and off-highway equipment and the heavy duty heat exchanger aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.


ORIGINS OF THE BUSINESS

     The Company's origins date back to 1915 when a predecessor of the Company's former G&O division commenced operations in New Haven, Connecticut as a manufacturer of radiators for custom built automobiles, fire engines and original equipment manufacturers. Allen Telecom Inc. ("Allen," formerly The Allen Group Inc.) acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. The Company's GO/DAN Industries ("GDI") division was formed in 1990 when Allen contributed a portion of its G&O division and other assets, which together represented all of Allen's aftermarket radiator business, and Handy & Harman contributed substantially all of the assets of its then wholly-owned subsidiaries, Daniel Radiator Corporation, Jackson Industries, Inc., Lexington Tube Co., Inc. and US Auto Radiator Manufacturing Corporation, to form a 50/50 joint venture partnership.

     In 1995, Allen contributed all of the assets and liabilities of G&O, its specialty fabricated metal products business and Allen's interest in GDI to the Company. Immediately thereafter, Allen caused GDI to redeem Handy & Harman's ownership interest in GDI. On September 29, 1995, Allen spun off the Company to Allen's stockholders. The Company added replacement automotive air conditioning condensers to its aftermarket product line with the acquisition of substantially all of the assets, and the assumption of certain liabilities, of Rahn Industries effective August 1996. The Company added other replacement automotive air conditioning parts to its aftermarket product line with the acquisition of the outstanding stock of Evap, Inc., which subsequently became Ready-Aire, in a purchase transaction effective August 1, 1998. The Company added re-manufactured automotive air conditioning compressors to its aftermarket product line with the acquisition of the outstanding stock of A/C Plus, Inc. in a purchase transaction effective February 1, 1999, which became part of Ready-Aire.

     In 1999, the Company decided to concentrate its efforts on its heating and cooling systems business. Effective May 5, 2000, the Company sold substantially all of the assets and liabilities of its Crown Specialty Metal Fabrication business to Leggett & Platt, Incorporated.

     On December 27, 2002, the Company acquired certain net assets of Fedco Automotive Components Company ("Fedco"), based in Buffalo, New York, a wholly owned subsidiary of Tomkins PLC. This acquisition strengthens the Company's position in the heater core market and provides the Company with a new major customer, capability to produce aluminum heaters in-house and the ability to maximize the benefits generated by its in-house production of copper/brass heater cores at its Mexico plant.


CURRENT STRUCTURE

     The Company was previously comprised of three operating divisions that supplied products and services to the automotive and truck aftermarket and original equipment manufacturers of trucks and other industrial products. These operating divisions were GDI, G&O, and Ready-Aire. GDI was a producer of replacement radiators and other heat transfer products for the automotive and truck aftermarkets. G&O produced and supplied radiators, charge air coolers, and engine cooling system components for OEMs of heavy trucks, and industrial and off-highway equipment. Ready-Aire was a manufacturer and distributor of replacement automotive air conditioning parts for the automotive aftermarket and a re-manufacturer of air conditioning compressors primarily for import applications in the automotive aftermarket.

     Early in 2002, in order to improve customer focus, the Company was reorganized into two strategic business groups ("SBG") based on the type of customer served -- Automotive and Light Truck and Heavy Duty. The Automotive and Light Truck SBG is comprised of a heat exchanger unit and a temperature control unit. The heat exchanger unit was previously the largest portion of GDI while Ready-Aire represents the temperature control business. The Heavy Duty SBG consists of both an OEM and aftermarket unit. The OEM unit reflects the G&O business while the aftermarket was included in GDI. In conjunction with the reorganization, the Company also commenced a program to de-emphasize the use of the GDI, G&O and Ready-Aire names and have all product names, including the well-known trade names Ready-Rad (Registered Trademark) Radiators, Ready-Aire (Registered Trademark) Heater Core and Air Conditioning Condensers, Ready-Aire (Registered Trademark) Temperature Control Products, Ready-Core (Registered Trademark) Radiator Cores and Ultra-Seal (Registered Trademark) Charge Air Coolers, associated with Transpro, Inc.


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


PRINCIPAL PRODUCTS AND SERVICES

     The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment and the heavy truck and industrial product aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.


 AUTOMOTIVE AND LIGHT TRUCK PRODUCTS

     The Company provides one of the most extensive product ranges of high-quality radiators, radiator cores, heater cores, and air conditioning condensers, compressors and parts to the automotive and light truck aftermarket. The Company's primary radiator (both aluminum and copper/brass) and copper/brass heater manufacturing facility in Nuevo Laredo, Mexico is ISO-9002 certified, which is an internationally recognized verification system for quality management. In addition to its standard models, the Company can produce and deliver special orders typically within 24 hours through its 10 regional plants and 40 branch locations.

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

     Complete Radiators. The Company's lines of complete radiators are produced for automobile and light and heavy truck applications and consist of more than 800 models, which are able to service approximately 95% of the automobiles and light trucks in the United States. The Company has established itself as an industry leader with its well-recognized line of Ready-Rad (Registered Trademark) radiators. The Ready-Rad (Registered Trademark) Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels. During 2001, the Company acquired the capability to produce aluminum radiator cores in-house.

     The Company introduced its Ready-Rad (Registered Trademark) Heatbuster ("Heatbuster") line of complete radiators in 1994. This line of replacement radiators is specially designed to provide approximately 20% more cooling capability than a standard radiator. The Heatbuster line is an ideal replacement radiator for vehicles, which are used for towing, hauling, plowing, or off-highway purposes, and as a result, it has been particularly popular in the growing light truck market of the automotive fleet.

     Radiator Cores. A radiator core is the largest and most expensive component of a complete radiator. The Company's Ready-Core (Registered Trademark) line consists of 2,500 models of radiator cores for automobiles and light trucks. Given the wide range of cores required by today's automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours. The Company is able to provide same day or next day service to virtually the entire United States using its ten strategically positioned regional manufacturing plants.

     Heater Cores. The Company produces more than 350 different heater core models for domestic and foreign cars and light trucks, which cover the requirements of more than 95% of the automobiles and light trucks on the road today. A heater core is part of a vehicle's heater system through which heated coolant from the engine cooling system flows. The warm air generated as the liquid flows through the heater core is then propelled into the vehicle's passenger compartment by a fan.

     The Company's Ready-Aire (Registered Trademark) line of heater cores is recognized as an industry leader and its models utilize both cellular and tubular technology. Traditional heater cores utilize folded metal cellular construction to transport coolant through the unit, while the more modern models transport coolant through tubes. The Company introduced its tubular CT Ready-Aire (Registered Trademark) line of heater cores in 1988.

     With the acquisition of Fedco, the Company added in-house aluminum heater core manufacturing capability which allowed the Company to consolidate and expand its existing copper/brass manufacturing capability at its Nuevo Laredo, Mexico plant. The Company anticipates that this integration process will be completed by mid 2003 and will result in the creation of "Centers of Excellence" in Buffalo and in Mexico.

     Radiator Parts and Supplies. The Company sold radiator shop supplies and consumable products used by its customers in the process of radiator repairs. The Company's extensive line included radiator parts, small hand tools and equipment, solders and fluxes. The Company was one of the largest domestic suppliers of stamped metal radiator parts, supplying these parts to regional core manufacturers throughout the United States. During 2002, the Company decided to exit this product line and closed its Maquoketa, Iowa manufacturing plant.

     Air Conditioning Compressors. The Company distributes more than 1,100 models of new and re-manufactured air conditioning compressors for domestic and import applications in the automotive and light truck aftermarkets. The compressor is designed to compress low-pressure vapor refrigerant, which is drawn from the evaporator into a high-pressure gas, and then pumped to the condenser.

     Air Conditioning Condensers. Automotive air conditioning condensers were added to the Company's product line in 1996. Air conditioning condensers are a component of a vehicle's air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. More than 300 condenser part numbers are currently cataloged and distributed under the Ready-Aire (Registered Trademark) brand.

     Air Conditioning Accumulators. The Company offers over 200 accumulator models. Accumulators act as a reservoir that prevents liquid refrigerant from reaching the compressor. The accumulator uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants.

     Air Conditioning Evaporators. The Company offers over 400 evaporator models. Automotive air conditioning evaporators are designed to remove heat from the passenger compartment. The core is generally located under the dashboard or adjacent to the firewall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways and forcing warm air from the passenger compartment over the core. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated.

     Air Conditioning Parts and Supplies. The Company sells an extensive line of other air conditioning parts and supplies. These other component parts include driers, hose and tube assemblies, blowers and fan clutches.

 HEAVY DUTY PRODUCTS

     The Company designs, manufactures and markets radiators, radiator cores, charge air coolers and engine cooling systems to OEMs in the heavy duty market. All products are custom designed and produced to support a variety of unique OEM engine cooling configurations for heavy-duty trucks, buses, specialty equipment and industrial applications such as construction and military vehicles and stationary power generation equipment. The Company's Jackson, Mississippi production facility is ISO 9002 certified.

     Radiators. The Company custom designs, manufactures and sells a wide range of different models of radiators, which are specifically designed and engineered to meet customer specifications. The Company's radiators are specifically engineered to withstand a variety of demanding customer applications. Certain of the Company's radiators are sold under the widely-recognized Ultra-Fused (Registered Trademark) brand name utilizing welded tube-to-header core construction and are specifically engineered to meet customer specifications to withstand a variety of demanding customer applications.

     Radiator Cores. Heavy truck and industrial cores are heavy-duty units, which are constructed of extremely durable components in order to meet the demands of the commercial marketplace. The Company catalogs approximately 9,500 models of industrial cores, and these products serve many different needs in a variety of markets. In addition, the Company produces "special order" radiator cores, upon requests from customers. A heavy truck or industrial core is normally much larger than an automotive core and typically sells for three to four times the price of an automotive core. Production of these cores occurs at the Company's ten regional manufacturing plants.

     Charge Air Coolers. The Company offers its OEM customers a wide range of different models of aluminum charge air coolers. A charge air cooler is a device that is used to decrease the temperature of air from a turbocharger that is used by the engine in its combustion process, which in turn improves the operating efficiency of the engine and lowers its emission levels. The Company believes that the demand for charge air coolers will continue to increase as the Company's customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. In 1999, the Company obtained a U.S. Patent relating to its proprietary Ultra o Seal (Registered Trademark) grommeted charge air cooler. This product offers significant improvements in performance and reliability and exceeds current industry guidelines for durability. Charge air coolers are also sold through the heavy duty aftermarket.

     Engine Cooling Systems. The Company offers a wide range of different configurations of custom engine cooling systems to OEMs depending on customer requirements. These systems typically consist of a radiator and charge air cooler plus ancillary components to suit each OEM's requirement preferences. Additional components to each system may include an air conditioning condenser, oil or fuel cooler, shroud, guards, fan, hose and piping. The Company has experienced a significant OEM interest and emerging preference towards the supply of complete cooling systems.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, EXPORT SALES AND DOMESTIC AND FOREIGN OPERATIONS

     The Company presently operates in two business segments in line with its Strategic Business Groups, Automotive and Light Truck and Heavy Duty. Applicable segment information appears in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. Export sales from North America and sales to any one foreign country were below 10% of net trade sales in the years ended December 31, 2002, 2001 and 2000.

CUSTOMERS

     The Company sells its products and services to a wide variety and large number of industrial and other commercial customers. The Company sells its automotive and light truck products to national retailers of aftermarket automotive products (such as AutoZone, Advance, Pep Boys, CSK and O'Reilly), warehouse distributors, radiator shops, hard parts jobbers and other manufacturers. The Company supplies heavy-duty heat transfer systems to OEMs of heavy duty trucks such as Paccar and Mack, and OEMs of industrial and off-highway equipment, such as Cummins Power Generation and Oshkosh Truck Corporation as well as to the heavy truck and industrial equipment aftermarket.

     The Company's largest customer during 2002, 2001 and 2000 was AutoZone. AutoZone accounted for approximately 21%, 19% and 20% of net sales for 2002, 2001 and 2000, respectively. No other customer individually represented more than 10% of net trade sales in any of the years reported.


SALES AND MARKETING

     The Company maintains a separate sales and marketing department at its two strategic business groups. By focusing its sales effort at the SBG level, the Company enables its sales staff to develop a thorough understanding of such unit's technical and production capabilities and of the overall market in which such unit operates. The Company has approximately 150 individuals involved in sales and marketing efforts. The Company also utilizes independent manufacturers' sales representatives to aid in its outside sales efforts in the aftermarket channels.


COMPETITION

     The Company faces significant competition within each of the markets in which it operates. In its Automotive and Light Truck product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, such as Modine Manufacturing ("Modine"), Visteon and other internal operations of the OEMs, offshore suppliers and, to a lesser extent, local and regional manufacturers. The Company's primary competition in the air conditioning replacement parts business includes Four Seasons, a division of Standard Motor Products, and numerous regional operators. The Company's principal methods of competition include product design, performance, price, customer service, warranty, product availability and timely delivery.

     With respect to its heavy duty OEM business, the Company competes with international producers of heat transfer products, such as Modine, Valeo Engine Cooling Systems and Behr GmbH & Co. The Company principally competes for new business both at the beginning of the development phase or offering of a new model and upon the redesign of existing models used by its major customers. New model heavy duty truck development generally begins two to three years prior to the marketing of the vehicle to the public. Once a producer has been designated to supply components to a new program, an OEM will generally continue to purchase those components from the designated producer for the life of the program. Other heavy duty product development cycles approximate six months. The primary competitors in the heavy duty aftermarket are regional manufacturers.


INTELLECTUAL PROPERTY

     The Company owns a number of foreign and U.S. patents and trademarks. The patents expire on various dates from 2009 to 2019. In general, the Company's patents cover certain of its radiator, heater, charge air cooler and air conditioning accumulator manufacturing processes. The Company has entered into licensing and other agreements with respect to certain patents, trademarks and manufacturing processes it uses in the operation of its business. The Company believes that it owns or has rights to all patents and other technology necessary for the operation of its business. The Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole.


RAW MATERIALS AND SUPPLIERS

     The principal raw materials used by the Company in its Automotive and Light Truck and Heavy Duty product lines are copper, brass and aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 100% of its copper and brass requirements in 2002, 2001 and 2000. The Company sourced most of its aluminum needs from Alcoa Inc. during 2002 and 2001. The Company has not experienced any significant supply problems for these commodities and does not anticipate any significant supply problems in the foreseeable future.

     The Company typically executes purchase orders for its anticipated copper and brass requirements three to nine months prior to the actual delivery date. The purchase price for such copper and brass is established at the time orders are placed by the Company and not at the time of delivery.


BACKLOG

     Backlog consists primarily of product orders for heavy duty OEM products for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels. Backlog was approximately $3.0 million at December 31, 2002, compared to $4.1 million at December 31, 2001. The Automotive and Light Truck SBG typically operates on a short lead time order basis. As such, backlog is not indicative of future overall sales levels.


SEASONALITY

     The Company experiences stronger second and third quarters and weaker first and fourth quarters due to the operating results of the Automotive and Light Truck SBG. Higher sales are reported during the spring and summer months, as the demand for replacement radiators and air conditioning parts and supplies increases, while lower sales levels are reported during the fall and winter months when only the heater core product line is in significant demand. Historically, the Heavy Duty SBG has experienced a decrease in revenues and operating income during the fourth quarter as results are affected by scheduled plant shutdowns for the holiday season. It is expected that the acquisition of Fedco's heater business will provide additional sales which are counter cyclical to the Company's current business.


RESEARCH AND DEVELOPMENT

     Research and development expenses, which were primarily within our Heavy Duty SBG, were approximately $0.4 million in 2002, and $0.2 million in 2001 and 2000.


EMPLOYEES

     At December 31, 2002, the Company had 1,823 employees. Of these employees, 902 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Of the Company's unionized employees, 63% are employed at the Company's Mexico plant and are represented by a local Mexican labor union. The Company has successfully re-negotiated collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future.


ENVIRONMENTAL MATTERS

     As is the case with manufacturers of similar products, the Company uses certain hazardous substances in its operations, including certain solvents, lubricants, acids, paints and lead, and is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company announced that it had signed a Consent Agreement with the State of

Connecticut Department of Environmental Protection. Under the agreement the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly owned subsidiary of the Company over 20 years ago. The Company believes there will not be a material adverse impact to its financial results due to the investigation and cleanup activities. The Company also believes it is reasonably possible that environmental related liabilities might exist with respect to other industrial sites formerly occupied by the Company. Based upon information currently available, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operation or liquidity of the Company.

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


AVAILABLE INFORMATION

     The Company periodically files reports with the Securities and Exchange Commission. Copies of any filing may be obtained at no charge by visiting the Company's website at www.transpro.com, the SEC's website at www.sec.gov or by writing to Investor Relations Department; Transpro, Inc.; 100 Gando Drive; New Haven, Connecticut 06513.


ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through the following principal facilities:


                                   APPROXIMATE    OWNED/                                                  LEASE
            LOCATION             SQUARE FOOTAGE   LEASED                  PRODUCT LINE                  EXPIRATION
------------------------------- ---------------- -------- -------------------------------------------- -----------
Memphis, Tennessee ............     234,200      Leased   Distribution and warehouse for heat              2007
                                                          exchange products
Arlington, Texas ..............     175,000      Leased   Manufacture of remanufactured air                2012
                                                          conditioning compressors, air
                                                          conditioning parts and supplies
New Haven, Connecticut(1) .....     158,800      Owned    Administrative headquarters,                       --
                                                          manufacture of tubes for aftermarket and
                                                          original equipment radiators, test facility
Nuevo Laredo, Mexico ..........     158,000      Leased   Manufacture of heat exchange products            2005
Buffalo, New York .............     152,000      Leased   Manufacture of heat exchange products            2003
Jackson, Mississippi ..........     135,900      Owned    Manufacture of heavy duty heat                     --
                                                          exchange product
Laredo, Texas .................     102,800      Leased   Warehouse of heat exchange products,             2009
                                                          manufacture of tubes for aftermarket
                                                          radiators
Dallas, Texas .................      50,100      Leased   Manufacture of heat exchange products            2006

----------
(1) Subject to IRB financing arrangements. The Company has entered into an agreement for the sale of this facility, which provides that the Company will lease its existing occupied space, which approximates 74,000 square feet. This transaction is expected to close during the second quarter of 2003.

     The Company believes its property and equipment are in good condition and suitable for its needs. The Company has sufficient capacity to increase production with respect to its replacement radiator and original equipment product lines and its air conditioning replacement parts business. In its Automotive and Light Truck SBG, the Company maintains a nationwide network of forty branch locations, which enable the Company to provide its customers, generally, with same day delivery service. In the Heavy Duty SBG, the aftermarket is also served through ten manufacturing plants. All of these branch and plant facilities are leased and vary in size from 6,000 square feet to 20,000 square feet. Information about long-term rental commitments appears in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.


ITEM 3. LEGAL PROCEEDINGS


     Various legal actions are pending against or involve the Company with respect to such matters as product liability, casualty and employment-related claims. Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the "Purchase Agreement"), the Company acquired from Paul S. Wilhide ("Wilhide") all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3.0 million in cash, the issuance of 30,000 shares of the Company's Series B Convertible Redeemable Preferred Stock (the "Convertible Shares"), and the potential for an "earn-out" payment to Wilhide based on a calculation relating to EVAP's performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the Purchase Agreement, the earn-out would have, in the first instance, been payable through an increase in the liquidation preference of the Convertible Shares. Because, however, Wilhide has already met the agreed limits as to the amount of Convertible Shares that may be converted into Transpro common stock, any earn-out would likely be payable to Wilhide in cash. The Agreement includes an arbitration provision and there is currently a dispute as to the scope for the arbitration relating to the calculation of the earn-out payment. Accordingly, on January 14, 2003, Wilhide commenced an action in Texas State Court seeking a declaratory judgment that certain factors used by the Company in its earn-out calculation were improper and should not be included in the arbitration. Wilhide v. Ready Aire, Inc., and Transpro, Inc., Cause No. 96-196997-03 (Texas District Court, Tarrant County, 96th Judicial District). The Company has filed an Application with the Court to have the entire matter resolved in arbitration and intends to vigorously defend this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's consolidated financial position, future operations or cash flows in a particular period.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT:


                                                        POSITION OR OFFICE WITH THE COMPANY &
                                     SERVED AS                BUSINESS EXPERIENCE DURING
            NAME             AGE   OFFICER SINCE                PAST FIVE-YEAR PERIOD
--------------------------- ---- ---------------- -------------------------------------------------
Charles E. Johnson ........ 57   March 2001       President, Chief Executive Officer and Director
                                                  of Transpro, Inc., since 2001; Chief Executive
                                                  Officer of Canadian General-Tower, Ltd., 1997
                                                  through 2001 and, from 1996 President and
                                                  Director; President and Chief Operating Officer
                                                  of Equion Corporation, 1993 through 1996.

Jeffrey L. Jackson ........ 55   August 1995      Vice President, Human Resources and Process
                                                  of Transpro, Inc., since July 2001; Vice
                                                  President, Human Resources of Transpro, Inc.,
                                                  from 1995 to July 2001.

Richard A. Wisot .......... 57   June 2001        Vice President, Treasurer, Secretary and Chief
                                                  Financial Officer of Transpro, Inc. since 2001;
                                                  Vice President, Treasurer and Chief Financial
                                                  Officer of Ecoair Corp., 1997 through 2001; Vice
                                                  President, Controller, Chief Accounting Officer
                                                  of Echlin Inc., 1990 through 1996.

David J. Albert ........... 55   June 2001        Vice President, Operations of Transpro, Inc.,
                                                  since 2001; President and Chief Executive
                                                  Officer of Hayden Industrial Products from 1996
                                                  through 2000.

Kenneth T. Flynn, Jr. ..... 53   September 2001   Vice President and Corporate Controller of
                                                  Transpro, Inc. since 2001; Consultant, 1999
                                                  through 2000; Vice President and Corporate
                                                  Controller of Echlin Inc. from 1997 through
                                                  1999; Assistant Corporate Controller of Echlin
                                                  Inc. from 1985 through 1997.
All officer  are elected by the Board of
Directors.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's common stock is traded on the New York Stock Exchange. The number of beneficial holders of the Company's common stock as of the close of business on March 1, 2003, was approximately 3,000. Information regarding per share market prices for the Company's common stock is shown below for 2002 and 2001. Market prices are the daily high and low sales prices quoted on the New York Stock Exchange, the principal exchange market for the Company's common stock. The Company discontinued its quarterly common stock cash dividend in September 2000. Under the provisions of the Loan Agreement entered into on January 4, 2001, the Company is prohibited from paying common stock dividends.


                                                YEAR ENDED DECEMBER 31, 2002
                                ------------------------------------------------------------
                                 1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                -------------   -------------   -------------   ------------
Market price of common stock:
High ........................      $ 4.32          $ 6.45          $ 6.50          $ 6.26
Low .........................      $ 3.00          $ 4.25          $ 4.90          $ 4.25


                                                YEAR ENDED DECEMBER 31, 2001
                                ------------------------------------------------------------
                                 1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                -------------   -------------   -------------   ------------
Market price of common stock:
High ........................      $ 3.20          $ 3.80          $ 3.80          $ 4.00
Low .........................      $ 2.31          $ 2.45          $ 3.00          $ 2.29

     As a result of recording the deferred tax valuation allowance, Stockholders' Equity at December 31, 2001 fell below the $50.0 million minimum threshold for continued listing on the New York Stock Exchange (NYSE). In accordance with NYSE procedures, the Company, on June 17, 2002, presented a plan advising the NYSE of definitive actions that would result in compliance with this threshold and the $50.0 million market value threshold within the next 18 months following April 30, 2002. This plan was reviewed and accepted by the NYSE on August 2, 2002. The Company exceeded the target for Shareholders' Equity at December 31, 2002, which was contained in the plan. Should the Company be de-listed by the NYSE, it would seek to list its common stock on another exchange or trading market.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS




                                                              DECEMBER 31, 2002
                                        --------------------------------------------------------------
                                           NUMBER OF SHARES                                NUMBER OF
                                          TO BE ISSUED UPON        WEIGHTED AVERAGE         OPTIONS
                                             EXERCISE OF          EXERCISE PRICE OF      AVAILABLE FOR
                                         OUTSTANDING OPTIONS     OUTSTANDING OPTIONS     FUTURE GRANT
                                        ---------------------   ---------------------   --------------
Stock option plans approved by
 Stockholders:
1995 Stock Plan .....................          441,859                 $ 3.88              122,504
Non-Employee Directors Plan .........           99,200                 $ 7.50                  800

     There are no plans which have not previously been approved by stockholders.


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

                                                                            YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                        2002          2001          2000           1999            1998
                                                    -----------   -----------   -----------   -------------   -------------
                                                                       (in thousands, except share data)
Statement of operations data:(1)
Net sales .......................................    $230,565      $ 203,312     $203,320       $ 205,563       $ 195,592
Gross margin(2) .................................      44,426         27,401       28,404          44,026          37,546
Restructuring and other special charges .........       1,334          3,632        1,407             325              --
Income (loss) from continuing operations
 before cumulative effect of accounting
 change and extraordinary item ..................       6,659        (20,308)      (9,234)          5,099            (447)
Cumulative effect of accounting change,
 net of tax .....................................      (4,671)            --           --              --              --
Income from discontinued operation,
 net of tax .....................................          --             --          440           1,717           2,094
Gain on sale of discontinued operation,
 net of tax .....................................          --             --        6,002              --              --
Loss on debt extinguishment .....................          --           (530)          --              --              --
Net income (loss) ...............................       1,988        (20,838)      (2,792)          6,816           1,647

Basic income (loss) per common share:
 Continuing operations ..........................    $   0.94      $   (3.09)   $   (1.43)      $    0.77       $   (0.07)
 Cumulative effect of accounting change .........       (0.67)            --           --              --              --
 Discontinued operation .........................          --             --         0.07            0.26            0.32
 Gain on sale of discontinued operation .........          --             --         0.91              --              --
 Loss on debt extinguishment ....................          --         ( 0.08)          --              --              --

Diluted income (loss) per common share(3):
 Continuing operations ..........................    $   0.94      $   (3.09)   $   (1.43)      $    0.72       $   (0.07)
 Cumulative effect of accounting change .........       (0.66)            --           --              --              --
 Discontinued operation .........................          --             --         0.07            0.24            0.32
 Gain on sale of discontinued operation .........          --             --         0.91              --              --
 Loss on debt extinguishment ....................          --          (0.08)          --              --              --

Cash dividends per common share .................          --             --         0.10            0.20            0.20

Balance sheet data:
Working capital(4)(5) ...........................    $ 32,807      $  31,505    $  44,742       $  80,510       $  61,747
Total assets(5) .................................     160,160        129,683      156,967         176,293         142,575
Long-term debt(5) ...............................       7,267          7,998        5,234          61,928          42,197
Total debt(5) ...................................      59,596         37,663       45,323          61,928          42,197
Stockholders' equity ............................      48,238         48,965       71,477          75,422          68,780

----------
(1) Certain prior period amounts have been reclassified to conform with the current year presentation.


(2) Gross margin includes $0.5 million and $0.9 million of restructuring charges in 2002 and 2001, respectively.


(3) During 2001, 2000 and 1998, the weighted average number of shares of common stock outstanding used for basic earnings per share was also used in computing diluted earnings per share due to the anti-dilutive impact of common share equivalents on the loss per common share.


(4) Working capital in 2002, 2001 and 2000 reflects borrowings under the Revolving Credit facility as current liabilities.


(5)   Amounts for 2002 reflect the acquisition of Fedco.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO 2001

     Net sales for the year ended December 31, 2002 increased 13.4% to $230.6 million compared to $203.3 million a year ago. Automotive and Light Truck SBG revenue increased 18.4% to $164.5 million from $139.0 million in 2001. Heat exchanger product sales were 14.4% above last year primarily as a result of product line expansions by several of our major customers and the start-up late in the second quarter of the year of a new customer program. Revenue from the temperature control business unit was up 56.3% reflecting the addition of several new customers announced during the first quarter. Heavy Duty SBG revenue in 2002 increased 2.7% to $66.0 million from $64.3 million last year. Despite continued softness in the marketplace, Heavy Duty OEM sales grew 6.3%, as a result of the impact of some minor strengthening of customer volumes. These higher volumes reflected customer purchases in anticipation of heavy truck engine changes caused by new emission regulations, which became effective in the fourth quarter of 2002. During the fourth quarter of 2002, Heavy Duty OEM sales declined due to the planned phase out of certain radiator shipments to Kenworth beginning in November. In the first quarter of 2003, the Company announced that due to a change in sourcing strategy, Kenworth had decided to retain Transpro as its radiator supplier for Class 8 trucks. Heavy Duty Aftermarket sales in 2002 declined by 0.5%, reflecting continued softness in all markets served.

     Gross margin, as a percentage of sales, was 19.3% in 2002, compared with 13.5% last year. The 2002 gross margin includes $0.5 million of restructuring charges associated with the writedown of inventory to net realizable value at the Company's Maquoketa, Iowa plant, which was closed in September. In 2001, $0.9 million of restructuring charges were included in cost of sales reflecting the writedown of inventory as a result of the closure of a manufacturing facility in California. Before these restructuring charges, gross margin, as a percent of sales, was 19.5% in 2002 compared to 13.9% in 2001. The year-over-year increase in margins reflected the Company's multi-phased margin improvement activities, which began in the second quarter of 2001 and continue today. These include actions within both the Automotive and Light Truck and Heavy Duty SBGs designed to improve labor efficiency and utilization, lower spending levels and reduce product costs. Margins in the Heavy Duty SBG also benefited from lower warranty costs than were recorded a year ago. The higher claims incurred in 2001 were related to a customer warranty program, which had commenced during the fourth quarter of 2000. Warranty claims have now returned to historical levels. During the fourth quarter, the Company instituted a sharp production cutback in its Automotive and Light Truck plants in order to bring inventory levels more in line with expected demand levels. This cutback resulted in a higher actual inventory cost at year end and will translate into lower profit levels during the first quarter of 2003 as the product is sold. The adverse impact on the 2003 first quarter could be in the range of $3.0 million compared to the same period in 2002.

     While selling, general and administrative expense levels increased $0.2 million or 0.5% from a year ago, they were lower as a percentage of sales, 16.1% versus 18.1% in 2001. These improvements primarily reflect higher year-over-year sales levels and benefits generated by the branch closure actions taken in 2001 and 2002. Expense levels in 2001 were $1.2 million above 2002 reflecting higher bad debt provisions due to the write-off of receivables from several Automotive and Light Truck customers, which declared bankruptcy.

     During the third quarter of 2001, the Company began a series of restructuring initiatives to improve operating performance with an anticipated cost of $7.0 million. These initiatives, which are now expected to continue through the middle of 2003, include the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. As part of these initiatives, the Company recorded restructuring and other special charges of approximately $1.8 million during 2002. Of this amount, $0.5 million was classified in cost of sales and $1.3 million in operating expenses. While we are already seeing some of the impacts of completed initiatives in our current results, future benefits to be realized from these initiatives will be dependent on the timing of their completion and business conditions at that time. Through the end of 2002, the

Company has incurred $6.4 of the originally planned $7.0 million, and expects to incur the remainder during 2003. A summary of the 2002 charge, which is also discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this Report, is as follows:



       Workforce related ..............    $  841
       Facility consolidation .........       503
       Asset writedowns ...............       472
                                           ------
       Total ..........................    $1,816
                                           ======

     The workforce-related charge reflects the elimination of 31 salaried and hourly positions within the Heavy Duty and Automotive and Light Truck segments as well as stay-pay amounts earned by employees within the Heavy Duty segment. Cash payments are expected to continue through the end of 2003.


     The $0.5 million facility consolidation charge primarily represents inventory and machinery movement, lease termination and facility exit expenses associated with the relocation of an aluminum tube mill acquired during 2002, the closure of a Heavy Duty manufacturing plant in Maquoketa, Iowa and the closure of two Automotive and Light Truck segment branch facilities as part of the redesign of the Company's distribution system. Machinery and inventory movement costs were expensed as incurred. Cash payments are expected to continue through 2003 as a result of costs associated with idle facilities.


     During the third quarter of 2002, the Company announced the closure of a Heavy Duty manufacturing plant in Maquoketa, Iowa, which produced component parts for internal use and also had some unrelated sales to third party customers. This underutilized facility was closed in order to move the manufacturing closer to where the parts are used. In conjunction with this closure, the Company recorded a charge of $0.5 million, which was included in cost of sales, related to the writedown of inventory and fixed assets to net realizable value. In the second quarter of 2002, $0.1 million was received from the sale of assets, which had been written off during 2001 in connection with the closure of a California manufacturing facility.


     Interest costs in 2002 were 17.3% below 2001 as the impact of lower interest rates more than offset higher average debt levels. Interest rates under our Loan Agreement and Industrial Revenue Bond averaged 6.08% and 1.44%, respectively in 2002 compared with 8.04% and 2.86%, respectively in 2001. Average debt levels rose to $48.3 million from $43.9 million in 2001.


     During March 2002, tax legislation was enacted which included a provision that allowed pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of two years. As a result, the Company recorded a tax benefit in the first quarter of 2002 of $3.8 million, which reflects a reduction in the deferred tax valuation allowance. The first quarter tax benefit, along with the $1.3 million refundable income tax at December 31, 2001, was received in cash during the second quarter of 2002. The provision for income tax at the end of 2002 represents liability for state, local and foreign taxes offset by a refund of $0.8 million due to the carry-back of the current year's taxable pre-tax loss. The provision for taxes in 2001 had reflected the establishment of a tax valuation allowance in the amount of $9.5 million against the Company's net deferred tax asset. This reserve is recovered as the Company returns to profitability on a pre-tax basis. At December 31, 2002, $4.2 million of the valuation reserve remained.


     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement is effective for years beginning after December 15, 2001, the Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company determined that there was a transitional impairment loss as the carrying value of the goodwill recorded by its Automotive and Light Truck segment exceeded the fair value of the business. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations. This write-off has no impact on cash flow from operations. Goodwill amortization was $0.4 million in 2001 and 2000. Excluding the after-tax impact of the goodwill amortization, the loss from continuing operations, net loss and earnings per share for the year ended December 31, would have been as follows:




                                                                                      2001           2000
                                                                                 -------------   ------------
                                                                                        (in thousands)
Loss from continuing operations -- reported ..................................     $ (20,308)      $ (9,234)
Goodwill amortization ........................................................           368            384
                                                                                   ---------       --------
Loss from continuing operations excluding goodwill amortization ..............     $ (19,940)      $ (8,850)
                                                                                   =========       ========

Net loss -- reported .........................................................     $ (20,838)      $ (2,792)
Goodwill amortization ........................................................           368            384
                                                                                   ---------       --------
Net loss excluding goodwill amortization .....................................     $ (20,470)      $ (2,408)
                                                                                   =========       ========

Loss per share from continuing operations (basic and diluted) -- reported ....     $   (3.09)      $  (1.43)
Goodwill amortization ........................................................          0.06           0.06
                                                                                   ---------       --------
Loss per share from continuing operations excluding goodwill amortization ....     $   (3.03)      $  (1.37)
                                                                                   =========       ========

Net loss per share (basic and diluted) -- reported ...........................     $   (3.17)      $  (0.45)
Goodwill amortization ........................................................          0.06           0.06
                                                                                   ---------       --------
Net loss per share excluding goodwill amortization ...........................     $   (3.11)      $  (0.39)
                                                                                   =========       ========

     Income from continuing operations before the cumulative effect of the accounting change and extraordinary item was $6.7 million, or $0.94 per basic and diluted share, in 2002 compared to a loss of $20.3 million, or $3.09 per basic and diluted share, in 2001. Net income in 2002 was $2.0 million, or $0.27 per basic and $0.28 per diluted share, while in 2001 the net loss was $20.8 million, or $3.17 per basic and diluted share.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO 2000

     Net sales for the year ended December 31, 2001 of $203.3 million were equal to the amount reported in 2000. Automotive and Light Truck SBG sales increased $9.2 million or 7.1% over the prior year. Overall, heat exchange product sales were up 8.3% primarily due to increased radiator unit sales. Unit sales were adversely impacted by a soft fourth quarter caused by warmer weather conditions, which were more pronounced than usual in 2001, the postponement of new program initiations by several major customers, a general softening in the Aftermarket following September 11 and a shift in customer buying habits. Customers are now buying product to support their own sell-through rather than placing large advance seasonal orders. Heavy Duty SBG sales declined by 12.5% from 2000 reflecting a continuing softening of the Heavy Duty OEM truck market during the first half of the year. During the second half of 2001, the rate of OEM market decline began to lessen and the impact of price increases initiated in July added approximately $0.6 million to sales. Sales in the Heavy Duty Aftermarket were soft throughout the period.

     Gross margins as a percentage of sales were 13.5% in 2001 versus 14.0% in 2000. The Company reclassified certain warehousing costs, historically classified as operating expenses, to cost of sales for 2001 and all historical periods. As a result, $13.2 million and $13.0 million were reclassified in 2001 and 2000, respectively. In addition, in 2001, $0.9 million of restructuring costs, relating to the closure of our Rahn manufacturing facility, were included in cost of sales. Excluding the impact of the restructuring costs, margin as a percentage of sales would have been flat with the prior year. In addition, margins, as a percentage of sales reported during the second half of 2001, were significantly better than the first half, 15.1% versus 11.9%. In 2000, second half margin percentages were 10.2% versus 17.7% in the first half. The improvement in the second half of 2001 reflects overhead cost reductions and improved labor utilization in both our Automotive and Light Truck and Heavy Duty manufacturing locations and the impact of price increases. These improvements, which were the result of programs implemented in both the Automotive and Light Truck and Heavy Duty segments as part of the Company's initiative programs, combined with material cost reductions and higher production levels to favorably impact margin. In addition, gross margin in the OEM segment during the first half of 2001 was adversely impacted by higher costs caused by a warranty program, which had commenced during the fourth quarter of 2000. During the second half of 2001, costs under this program declined as the cause was corrected.

     Selling, general and administrative expenses increased $0.8 million or 2.2% over 2000. As a percentage of sales, expenses increased to 18.1% from 17.7% in 2000 due primarily to provisions for the write-off of several uncollectable Automotive and Light Truck customer accounts receivable. Expense levels during the second half of 2001 were 17.4% of sales as opposed to 18.8% during the first half of 2001 and 18.2% during the second half of 2000. This lower level of expenses reflects cost reductions and the results of improvements to the Company's distribution network implemented during the second half of 2001.

     During the third quarter of 2001, the Company implemented a program of restructuring initiatives to improve operating performance. The program included the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. As part of this program, the Company recorded restructuring and other special charges of approximately $4.6 million during 2001. Of this amount, $0.9 million was classified in cost of sales. A summary of the charge, which is also discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this Report, is as follows:



       Workforce related ..............    $1,101
       Facility consolidation .........       414
       Asset writedowns ...............     1,230
       Impairment of goodwill .........     1,830
                                           ------
       Total ..........................    $4,575
                                           ======

     The workforce-related charge reflects the elimination of 119 salaried and hourly positions within the Heavy Duty and Automotive and Light Truck segments during the second half of 2001.

     The $0.4 million facility consolidation charge represents inventory and machinery movement, lease termination and facility exit expenses associated with the transfer of several product lines between Heavy Duty segment manufacturing locations and the closure of seven Automotive and Light Truck segment branch facilities as part of the redesign of the Company's distribution system. Machinery and inventory movement costs were expensed as incurred.

     Due to changes in product demand, the Company decided to exit its copper/brass condenser and heat exchanger product production and closed a California manufacturing plant, resulting in the impairment of $1.8 million of goodwill recorded as part of the Rahn Industries acquisition in 1996. The write-off was the result of a determination that the estimated future cash flows were less than the carrying amount of the goodwill.

     In conjunction with the closure of the California manufacturing plant, a charge of $1.2 million was recorded to reflect the impairment of inventory and fixed assets.

     Interest expense declined by $0.3 million or 6% due to lower average debt levels and lower average interest rates.

     During the fourth quarter of 2001, the Company determined that in accordance with the provisions of SFAS 109, "Accounting for Income Taxes", a non-cash valuation allowance of $9.5 million was required to offset its net deferred tax asset balance. The reserve was required due to the Company's cumulative losses during the past three years. Excluding the impact of the valuation reserve, the effective tax rate for 2001 would have been 37.4%. Included in this were 5.3% resulting from adjustments as a result of the favorable settlement of an IRS audit in the second quarter of 2001 and a state tax credit adjustment during the fourth quarter. The effective tax rate in 2000 was 33.3%.

     The loss on extinguishment of debt reflected the write-off of deferred debt issue costs as a result of the paydown of the previous revolving credit agreement during the first quarter of 2001.

     The consolidated net loss in 2001 was $20.8 million or $3.17 per basic and diluted common share as compared to a net loss of $2.8 million or $0.45 per basic and diluted common share in 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During 2002, operations used $7.7 million of cash. Accounts receivable have grown by $19.4 million during the period due to higher sales levels (approximately $1.0 million), extended terms on the new customer business added during the year (approximately $11.0 million) and an ongoing shift in receivables mix toward longer payment cycles with "blue chip customers" (approximately $9.0 million). These increases were partially offset by improved collections. The Company expects that its days sales outstanding will continue to be greater than its historic norms due to the previously mentioned shift in customer payment cycles. This increase in trade receivables represents a significant investment by the Company. While these customers generally all have high-grade credit, the Company will be seeking ways to improve its performance in this area. Net inventories rose $1.2 million as the Company was unable to offset the higher inventory levels at the end of the third quarter, caused by increased sales, extra purchases of certain difficult to obtain inventory and the West Coast dock strike, through cutback actions taken during the fourth quarter. While these cutbacks in production levels and incoming receipts of finished product resulted in a year-over-year improvement in inventory turns to 3.1, they also resulted in a higher cost of production which will adversely impact results in the first quarter of 2003 as the product is sold. In December, 2002 the Company contributed an additional $2.0 million to its pension trust in order to reduce the impact on Shareholders' Equity from the minimum pension adjustment. These outflows were partially offset by funds provided from operations and an increase in accounts payable and accrued liabilities.

     During 2001, the Company generated $11.5 million of cash flow from operations, principally due to lower inventories, which generated $14.2 million of cash, while accounts receivable collections generated $1.4 million despite ongoing pressures from customers to adjust payment terms. The inventory reduction actions were incorporated in the Company's initiative program, and the results were achieved without adversely impacting customer service levels. A portion of these funds was utilized to get accounts payable payment policies in line with vendor terms and for operations.

     During 2000, the Company required $11.5 million to support its continuing operations. The net loss plus total adjustments to reconcile the net loss to net cash used in operating activities, which includes, among other things, depreciation and amortization, deferred income taxes, the gain on the sale of discontinued operations and income from discontinued operations, required funding of $3.2 million. Accounts receivable increased $3.0 million largely as a result of the timing of certain radiator and heater shipments in the fourth quarter, while lower inventory levels provided $1.4 million of cash.

     Capital expenditures were $5.6 million for 2002, compared with $3.1 million last year. The higher level of expenditures this year reflects the purchase of an existing aluminum tube mill, which the Company has relocated to its Laredo, Texas facility, the purchase of tooling at the Company's Mexican facility to accommodate the "in-house" production of product previously purchased from third parties, and expenditures to support the Company's information systems initiatives. At December 31, 2002, there are no material outstanding capital commitments. On December 27, 2002, the Company purchased certain net assets of Fedco Automotive Components Company ("Fedco") for a cash purchase price of $8.1 million, including transaction costs. Net assets acquired included $4.9 million of receivables, $3.5 million of inventory, $2.1 million of fixed assets, $0.1 million of intangible assets, $1.5 million of accounts payable and accrued liabilities and $1.0 million of accrued severance and relocation costs. In 2000, net proceeds of $26.8 million were realized from the sale of the Company's Crown Specialty Metal Fabrication segment.

     The Company has entered into an agreement for the sale of its New Haven, Connecticut facility, which provides that the Company will lease its existing occupied space. Proceeds from the sale, which is currently expected to close during the second quarter of 2003, will be used primarily to repay the Industrial Revenue Bond on the facility.

     Cash dividends paid to preferred shareholders were approximately $0.1 million in 2002, 2001 and 2000. In addition, during 2000, common shareholders were paid dividends of $0.7 million. In September 2000, the Board of Directors elected to discontinue the Company's quarterly cash dividend to common stockholders.

     Total debt at the end of 2002 was $59.6 million, $21.9 million above levels at the end of 2001. These funds were utilized to meet working capital needs, primarily the increase in trade accounts receivable terms and the acquisition of Fedco. On September 27, 2002, the Company entered into an amendment to its Loan and Security Agreement with Congress Financial Corporation (New England) ("Loan Agreement"), which provided for a temporary increase in the maximum credit line from $55.0 million to $65.0 million effective July 1, 2002, with scheduled reductions through December 20, 2002 back down to $55.0 million. On November 22, 2002, the Loan Agreement was amended to permanently increase the maximum credit line to $65.0 million. On December 27, 2002, in conjunction with the acquisition of Fedco, the Loan Agreement and the Term Promissory Note with Congress Financial Corporation were amended to permanently increase the maximum credit line to $80.0 million and extend the credit line through December 27, 2005. In addition, the interest rate was decreased to the prime rate from the prime rate plus 1.5%. The Company also has the option to elect a Eurodollar-based interest rate, which has been decreased from plus 4% to plus 2.5%. The amended Loan and Security Agreement is comprised of a $77.0 million Revolving Credit Facility and a $3.0 million Term Loan. There were no changes to the minimum thresholds for net worth or working capital, which remain at $37.0 million and $55.0 million, respectively. The extension and amendment to the credit line provides the Company with additional flexibility to meet ongoing developmental needs of the Company and lowers borrowing costs.

     In 2001, funds provided by the Loan Agreement, which was entered into on January 4, 2001, were utilized to repay the previous revolver and provide funds for operating activities. During 2001, the Company was able to repay $7.6 million of its outstanding debt. Net borrowings under the previous revolver had declined by $9.6 million during 2000.

     The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck segment. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

     The following table summarizes the Company's outstanding material contractual obligations as of December 31, 2002:


                                                                    PAYMENTS DUE BY PERIOD
                                         ----------------------------------------------------------------------------
          TYPE OF OBLIGATION              LESS THAN 1 YEAR     2-3 YEARS     4-5 YEARS     OVER 5 YEARS       TOTAL
--------------------------------------   ------------------   -----------   -----------   --------------   ----------
Revolving credit facility(1) .........        $ 51,294           $   --        $   --         $   --        $51,294
Term loan ............................             900            2,100            --             --          3,000
Industrial revenue bond ..............              --               --            --          5,000          5,000
Capital lease obligations ............             135              167            --             --            302
Operating leases .....................           4,000            5,900         3,200          4,121         17,221
                                              --------           ------        ------         ------        -------
Total ................................        $ 56,329           $8,167        $3,200         $9,121        $76,817
                                              ========           ======        ======         ======        =======

----------
(1) Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report.


CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. A company's critical accounting estimates, as set forth by the U.S. Securities and Exchange Commission, are those which are most important to the portrayal of its financial condition and results of operations and often require the utilization of estimates or subjective judgment. Based upon this definition, we have identified the critical accounting estimates addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ from these estimates under different assumptions or conditions. The Company also has other key accounting policies, which involve the use of estimates, which are further described in Note 2, "Summary of Significant Accounting Policies", in Item 8 of this Report.

     Revenue Recognition. Sales are recognized in accordance with the invoice shipping terms which are generally at the time products are shipped to the customer. Accruals for warranty costs, sales returns and allowances are provided at the time of shipment based upon historical experience or agreements currently in place with customers. The Company will also accrue for unusual warranty exposures at the time the exposure is identified and quantifiable based upon analyses of expected product failure rates and engineering cost estimates. In connection with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized over the life of the agreement. The Company also establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and the current economic conditions. Changes in our customers' financial condition or other factors could cause our estimates of uncollectible accounts receivable or the amortization periods to vary.

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

     Pension Plans. The Company establishes and periodically reviews the assumptions used in the measurement of its retirement plans. The discount rate will change in relation to increases or decreases in applicable published bond indices. The return on assets reflects the long-term rate of return on plan assets expected to be realized over a ten year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company's pension assumptions currently include a 9.0% long-term annual rate of return, which is supported by the current portfolio allocation and published long-term rates of return for similar investment vehicles. Differences between actual and assumed portfolio performance as well as the impact of changes in discount rates are actuarially calculated into the Company's accrued pension costs by a third-party actuary. As the performance of the pension portfolio during 2002 and 2001 was below the actuarial assumption and the discount rate was reduced by 0.5% in both years, the unrecognized component of accrued pension costs changed from a gain of $4.8 million at December 31, 2000 to a loss of $1.3 million at December 31, 2001 and a loss of $6.9 million at December 31, 2002. In the future, this unrecognized loss, along with changes in any of the underlying pension assumptions, and the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts.

INFLATION

     The overall impact of the low rate of inflation in recent years has resulted in no significant impact on labor costs and general services utilized by the Company. The principal raw materials used in the Company's original equipment and replacement radiator product lines are copper and brass. The Company also requires aluminum for its radiator, charge air cooler, condenser and heater product lines. Copper, brass, aluminum and other primary metals used in the Company's business are generally subject to commodity pricing and variations in the market prices for such materials. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company typically executes purchase orders for its copper and brass requirements three to nine months prior to the actual delivery date. The purchase price for such copper, brass, and aluminum is established at the time such orders are placed by the Company and not at the time of delivery.

     The Company also manages its metals commodity pricing exposure by attempting to pass through any cost increases to its customers. Although the Company has been successful in passing through price increases to its customers to offset a portion of past commodity cost increases, there is no assurance that the Company will continue to be successful in raising prices in the future. The Company currently does not use financial derivatives or other methods to hedge transactions with respect to its metals consumption.


ENVIRONMENTAL MATTERS

     The Company is subject to Federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company announced that it had signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly owned subsidiary of the Company over 20 years ago. The Company also believes there will not be any material adverse impact to its financial results due to the investigation and cleanup activities. The Company also believes it is reasonably possible that environmental related liabilities might exist with respect to other industrial sites formerly occupied by the Company. Based upon information currently available, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. On January 1, 2003, this statement was effective for the Company. The adoption of SFAS 143 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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


     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement, which was effective for transactions occurring after May 15, 2002, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal and exit activities, including restructuring, and is effective for the Company on January 1, 2003. SFAS 146 requires that certain exit or disposal costs be recorded as operating expenses when incurred as opposed to being accrued at the time there is a commitment to an exit plan as required by EITF Issue 94-3. This statement will have no impact on restructuring costs recorded and accrued during 2002; however, it will impact the timing of the recording of certain costs incurred in 2003 and thereafter.

     In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. As it applies to the Company, the interpretation provides guidance on the disclosure requirements for product warranty costs. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002.


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

     The Company's interest rate risk is most sensitive to changes in U.S. interest rates. At December 31, 2002, the Company had a Loan Agreement, under which $54.3 million was outstanding. The weighted average interest rate on the Loan Agreement during 2002 was 6.1%. Effective December 27, 2002, interest on the Loan Agreement is based on, at the Company's option, the Eurodollar loan rate plus 2.5% or the prime rate. The Company also has an Industrial Revenue Bond ("IRB") of $5.0 million outstanding at December 31, 2002, which matures in October 2013. The IRB had a weighted average interest rate of 1.4% during 2002. Interest on the IRB is based on the short-term tax exempt bonds index. The impact of a 10.0% change in market interest rates would not have a material impact on the Company's results of operations.

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


     Certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and aluminum markets may be subject to changes based on availability. The Company conducts its purchasing of such commodities generally through three to nine month purchase order commitments. See "Raw Materials and Suppliers" in Part I of this Report for additional information on commodity purchasing.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           PAGE
                                                                                           ----
FINANCIAL STATEMENTS:
Report of Independent Accountants .......................................................   22
Consolidated Statements of Operations for the Year Ended December 31, 2002, 2001
 and 2000 ...............................................................................   23
Consolidated Balance Sheets at December 31, 2002 and 2001 ...............................   24
Consolidated Statements of Cash Flows for the Year Ended December 31, 2002, 2001
 and 2000 ...............................................................................   25
Consolidated Statement of Changes in Stockholders' Equity for the Year Ended December 31,
 2002, 2001 and 2000 ....................................................................   26
Notes to Consolidated Financial Statements ..............................................   27
FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts for the Year Ended December 31, 2002,
 2001 and 2000 ..........................................................................   46

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Transpro, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transpro, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




PricewaterhouseCoopers LLP
Hartford, Connecticut
March 10, 2003

                                TRANSPRO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                   YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              2002           2001         2000
                                                                          -----------   ------------  ------------
Net sales .............................................................    $230,565       $ 203,312     $203,320
Cost of sales .........................................................     186,139         175,911      174,916
                                                                           --------       ---------     --------
Gross margin ..........................................................      44,426          27,401       28,404
Selling, general and administrative expenses ..........................      37,042          36,840       36,031
Restructuring and other special charges ...............................       1,334           3,632        1,407
                                                                           --------       ---------     --------
Operating income (loss) ...............................................       6,050         (13,071)      (9,034)
Interest expense ......................................................       3,744           4,527        4,815
                                                                           --------       ---------     --------
Income (loss) from continuing operations before taxes, cumulative
 effect of accounting change and extraordinary item ...................       2,306         (17,598)     (13,849)
Income tax (benefit) provision ........................................      (4,353)          2,710       (4,615)
                                                                           --------       ---------     -----------
Income (loss) from continuing operations before cumulative effect
 of accounting change and extraordinary item ..........................       6,659         (20,308)      (9,234)
Cumulative effect of accounting change, net of tax of $0 ..............      (4,671)             --           --
Income from discontinued operation, net of tax of $391 ................          --              --          440
Gain on sale of discontinued operation, net of tax of $3,841 ..........          --              --        6,002
                                                                           --------       ---------     --------
Income (loss) before extraordinary item ...............................       1,988         (20,308)      (2,792)
Loss on debt extinguishment ...........................................          --            (530)          --
                                                                           --------       ---------     --------
Net income (loss) .....................................................    $  1,988       $ (20,838)    $ (2,792)
                                                                           ========       =========     ===========
Basic income (loss) per common share:
 Continuing operations ................................................    $   0.94       $   (3.09)    $  (1.43)
 Cumulative effect of accounting change ...............................       (0.67)             --           --
 Discontinued operation ...............................................          --              --         0.07
 Gain on sale of discontinued operation ...............................          --              --         0.91
 Loss on debt extinguishment ..........................................          --           (0.08)          --
                                                                           --------       ---------     --------
 Net income (loss) per common share -- basic ..........................    $   0.27       $   (3.17)    $  (0.45)
                                                                           ========       =========     ===========
Diluted income (loss) per common share:
 Continuing operations ................................................    $   0.94       $   (3.09)    $  (1.43)
 Cumulative effect of accounting change ...............................       (0.66)             --           --
 Discontinued operation ...............................................          --              --         0.07
 Gain on sale of discontinued operation ...............................          --              --         0.91
 Loss on debt extinguishment ..........................................          --           (0.08)          --
                                                                           --------       ---------     --------
 Net income (loss) per common share -- diluted ........................    $   0.28       $   (3.17)    $  (0.45)
                                                                           ========       =========     ========
Weighted average common shares -- basic ...............................       7,001           6,624        6,573
                                                                           ========       =========     ========
Weighted average common shares and equivalents -- diluted .............       7,121           6,624        6,573
                                                                           ========       =========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANSPRO, INC.


                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                              2002          2001
                                                                          ------------   -----------
                                 ASSETS
Current assets:
 Cash and cash equivalents ............................................     $    155      $    150
 Accounts receivable (less allowance of $2,996 and $2,805) ............       54,724        30,940
 Inventories ..........................................................       64,627        60,180
 Deferred income taxes ................................................        2,391         1,796
 Other current assets .................................................        3,106         2,878
                                                                            --------      --------
Total current assets ..................................................      125,003        95,944
Property, plant and equipment, net ....................................       26,552        24,469
Goodwill (net of accumulated amortization of $875) ....................           --         4,671
Other assets ..........................................................        8,605         4,599
                                                                            --------      --------
Total assets ..........................................................     $160,160      $129,683
                                                                            ========      ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit debt and current portion of long-term debt ..........     $ 52,329      $ 29,665
 Accounts payable .....................................................       22,577        20,316
 Accrued liabilities ..................................................       17,290        14,458
                                                                            --------      --------
Total current liabilities .............................................       92,196        64,439
                                                                            --------      --------
Long-term debt ........................................................        7,267         7,998
Retirement and postretirement obligations .............................        9,143         5,244
Deferred income taxes .................................................        3,316         3,037
                                                                            --------      --------
Total long-term liabilities ...........................................       19,726        16,279
                                                                            --------      --------
Commitments and contingent liabilities ................................
Stockholders' equity
 Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
    Series A junior participating preferred stock, $.01 par value:
    Authorized 200,000 shares; issued and outstanding -- none at
    December 31, 2002 and 2001 ........................................           --            --
    Series B convertible preferred stock, $.01 par value:
    Authorized 30,000 shares; issued and outstanding -- 12,781 at
    December 31, 2002 (liquidation preference $1,278) and 18,920 at
    December 31, 2001 (liquidation preference $1,892) .................           --            --
 Common stock, $.01 par value: Authorized 17,500,000 shares,
   7,147,959 and 7,023,825 shares issued in 2002 and 2001 and 7,106,023
   and 6,981,889 shares outstanding in 2002 and 2001 ..................           71            70
 Paid-in capital ......................................................       55,041        55,037
 Accumulated deficit ..................................................       (2,367)       (4,264)
 Accumulated other comprehensive loss .................................       (4,492)       (1,863)
 Treasury stock, at cost, 41,936 shares at 2002 and 2001 ..............          (15)          (15)
                                                                            --------      --------
Total stockholders' equity ............................................       48,238        48,965
                                                                            --------      --------
Total liabilities and stockholders' equity ............................     $160,160      $129,683
                                                                            ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANSPRO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                                    YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              2002            2001            2000
                                                                          ------------   -------------   -------------
Cash flows from operating activities:
 Net income (loss) ....................................................    $   1,988       $ (20,838)      $  (2,792)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization .....................................        5,426           5,514           5,760
    Provision for uncollectible accounts receivable ...................          538           1,786             739
    Deferred income taxes .............................................           --           4,850            (497)
    Non-cash restructuring charges ....................................          572           3,060              --
    Cumulative effect of accounting change ............................        4,671              --              --
    Loss on extinguishment of debt ....................................           --             530              --
    Gain on sale of discontinued operation ............................           --              --          (6,002)
    Income from discontinued operation ................................           --              --            (440)
 Change in operating assets and liabilities, net of acquisitions:
    Accounts receivable ...............................................      (19,430)          1,428          (3,048)
    Inventories .......................................................       (1,199)         14,164           1,383
    Accounts payable ..................................................        1,776          (1,656)          1,420
    Accrued liabilities ...............................................        1,126             900          (4,672)
    Other .............................................................       (3,171)          1,740          (3,313)
                                                                           ---------       ---------       ---------
 Net cash (used in) provided by operating activities from
   continuing operations ..............................................       (7,703)         11,478         (11,462)
 Change in net assets held for disposition ............................           --              --             (37)
                                                                           ---------       ---------       ---------
Net cash (used in) provided by operating activities ...................       (7,703)         11,478         (11,499)
                                                                           ---------       ---------       ---------
Cash flows from investing activities:
 Capital expenditures .................................................       (5,558)         (3,077)         (5,355)
 Sales and retirements of fixed assets ................................          225             181             424
 Net assets of company acquired .......................................       (8,080)             --              --
 Net proceeds from sale of discontinued operation .....................           --              --          26,772
                                                                           ---------       ---------       ---------
Net cash (used in) provided by investing activities ...................      (13,413)         (2,896)         21,841
                                                                           ---------       ---------       ---------
Cash flows from financing activities:
 Dividends paid .......................................................          (94)           (152)           (802)
 Net repayments under previous revolving credit agreement .............           --         (40,042)         (9,590)
 Net borrowings under new revolving credit facility ...................       22,583          28,711              --
 Borrowings under term loan and capitalized lease obligations .........          250           4,490              --
 Repayments under term loan and capitalized lease obligations .........         (900)           (818)             --
 Deferred debt issuance costs .........................................         (718)           (793)             --
                                                                           ---------       ---------       ---------
Net cash provided by (used in) financing activities ...................       21,121          (8,604)        (10,392)
                                                                           ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ..................            5             (22)            (50)
 Cash and cash equivalents at beginning of year .......................          150             172             222
                                                                           ---------       ---------       ---------
 Cash and cash equivalents at end of year .............................    $     155       $     150       $     172
                                                                           =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANSPRO, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                               COMMON   PREFERRED   TREASURY    PAID-IN
                                STOCK     STOCK       STOCK     CAPITAL
                              -------- ----------- ---------- -----------
Balance at December 31,
 1999 .......................    $66       $--       $ (26)     $55,074
Net loss ....................     --        --          --           --
Adjustment for minimum
 pension liability ..........     --        --          --           --
Comprehensive loss ..........     --        --          --           --
Common stock dividends
 declared ($0.10 per share) .     --        --          --           --
Preferred stock dividends
 declared ...................     --        --          --           --
Restricted stock canceled
 (7,000 shares) .............     --        --          --          (55)
Amortization of unearned
 compensation ...............     --        --          --           --
                                 ---       ---       -----      -------
Balance at December 31,
 2000 .......................     66        --         (26)      55,019
Net loss ....................     --        --          --           --
Adjustment for minimum
 pension liability ..........     --        --          --           --
Comprehensive loss ..........     --        --          --           --
Common stock issued
 (373,279 shares) ...........      4        --          --            8
Preferred stock dividends
 declared ...................     --        --          --           --
Restricted stock canceled
 (11,900 shares) ............     --        --          --          (75)
Treasury stock issued
 (30,175 shares) ............     --        --          11           85
Amortization of unearned
 compensation ...............     --        --          --           --
                                 ---       ---       -----      -------
Balance at December 31,
 2001 .......................     70        --         (15)      55,037
Net income ..................     --        --          --           --
Adjustment for minimum
 pension liability ..........     --        --          --           --
Comprehensive loss ..........     --        --          --           --
Common stock issued
 (124,134 shares) ...........      1        --          --            4
Preferred stock dividends
 declared ...................     --        --          --           --
                                 ---       ---       -----      -------
Balance at December 31,
 2002 .......................    $71       $--       $ (15)     $55,041
                                 ===       ===       =====      =======



                                 RETAINED                     ACCUMULATED
                                 EARNINGS                        OTHER           TOTAL
                               (ACCUMULATED     UNEARNED     COMPREHENSIVE   STOCKHOLDERS'
                                 DEFICIT)     COMPENSATION   INCOME (LOSS)      EQUITY
                              -------------- -------------- --------------- --------------
Balance at December 31,
 1999 .......................   $ 20,318         $  (66)       $     56       $   75,422
Net loss ....................     (2,792)            --              --           (2,792)
Adjustment for minimum
 pension liability ..........         --             --            (341)            (341)
                                                                              ----------
Comprehensive loss ..........         --             --              --           (3,133)
                                                                              ----------
Common stock dividends
 declared ($0.10 per share) .       (660)            --              --             (660)
Preferred stock dividends
 declared ...................       (142)            --              --             (142)
Restricted stock canceled
 (7,000 shares) .............         --              9                              (46)
Amortization of unearned
 compensation ...............         --             36              --               36
                                --------         ------        --------       ----------
Balance at December 31,
 2000 .......................     16,724            (21)           (285)          71,477
Net loss ....................    (20,838)            --              --          (20,838)
Adjustment for minimum
 pension liability ..........         --             --          (1,578)          (1,578)
                                                                              ----------
Comprehensive loss ..........         --             --              --          (22,416)
                                                                              ----------
Common stock issued
 (373,279 shares) ...........        (12)            --              --               --
Preferred stock dividends
 declared ...................       (138)            --              --             (138)
Restricted stock canceled
 (11,900 shares) ............         --              6              --              (69)
Treasury stock issued
 (30,175 shares) ............         --             --              --               96
Amortization of unearned
 compensation ...............         --             15              --               15
                                --------         ------        --------       ----------
Balance at December 31,
 2001 .......................     (4,264)            --          (1,863)          48,965
Net income ..................      1,988             --              --            1,988
Adjustment for minimum
 pension liability ..........         --             --          (2,629)          (2,629)
                                                                              ----------
Comprehensive loss ..........         --             --              --             (641)
                                                                              ----------
Common stock issued
 (124,134 shares) ...........         (5)            --              --               --
Preferred stock dividends
 declared ...................        (86)            --              --              (86)
                                ----------       ------        --------       ----------
Balance at December 31,
 2002 .......................   $ (2,367)        $   --        $ (4,492)      $   48,238
                                ==========       ======        ========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANSPRO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 DESCRIPTION OF BUSINESS

     Transpro, Inc. (the "Company") designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for original equipment manufacturers ("OEMs") of heavy trucks and industrial and off-highway equipment and the heavy duty heat exchanger aftermarket.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION: The Company's consolidated financial statements include the accounts of all subsidiaries. Intercompany balances and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash overdrafts are classified as current liabilities. The amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out method) or market. Provisions are made for slow moving or obsolete inventory based upon historical usage and management estimates of expected recovery.

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

     GOODWILL: Goodwill represents the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over 20 years. The Company previously periodically estimated the future undiscounted cash flows of the businesses to which goodwill related to ensure that the carrying value of such goodwill had not been impaired. In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," which is described in Note 3 below.

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

     FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's manufacturing operations in Mexico is the U.S. dollar and therefore, any adjustments related to currency transactions are included in results from continuing operations.

     REVENUE RECOGNITION: Sales are recognized in accordance with the invoice shipping terms which are generally when products are shipped to the customer. Accruals for warranty costs, sales returns and allowances are provided at the time of shipment based upon historical experience and agreements currently in place with certain customers. In conjunction with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized, as a reduction of net sales, over the life of the agreement. Delivery charges billed to customers were not significant in 2002, 2001 or 2000.

     RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

     STOCK COMPENSATION COSTS: The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the pro forma net income (loss) and earnings (loss) per share for the three years ended December 31, would have been as follows:


                                                2002         2001         2000
                                            ----------- ------------- -------------
                                            (in thousands, except per share amounts)
Net income (loss):
As reported ...............................    $1,988     $(20,838)      $(2,792)
Pro forma .................................     1,613      (21,108)       (3,021)
Basic net income (loss) per common share:
As reported ...............................    $ 0.27     $  (3.17)      $(0.45)
Pro forma .................................      0.22        (3.21)       (0.48)

Diluted net income (loss) per common share:
As reported ...............................    $ 0.28     $  (3.17)      $(0.45)
Pro forma .................................      0.23        (3.21)       (0.48)

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

     CONCENTRATION OF CREDIT RISK: The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with retail customers in the Company's Automotive and Light Truck segment. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management's expectations of the industry and the overall economy. As of December 31, 2002, the Company had no other significant concentrations of credit risk.

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

     RECLASSIFICATION: Certain prior period amounts have been reclassified to conform to the current year presentation.


NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement is effective for years beginning after December 15, 2001, the Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company determined that there was a transitional impairment loss as the carrying value of the goodwill recorded by its Automotive and Light Truck segment exceeded the fair value of the business. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations. This write-off has no impact on cash flow from operations. Goodwill amortization was

$0.4 million in 2001 and 2000. Excluding the after-tax impact of the goodwill amortization, loss from continuing operations, net loss and earnings per share for the year ended December 31, would have been as follows:



                                                                                     2001           2000
                                                                                 -------------   ------------
                                                                                        (in thousands)
Loss from continuing operations -- reported ..................................     $ (20,308)      $ (9,234)
Goodwill amortization ........................................................           368            384
                                                                                   ---------       --------
Loss from continuing operations excluding goodwill amortization ..............     $ (19,940)      $ (8,850)
                                                                                   =========       ========
Net loss -- reported .........................................................     $ (20,838)      $ (2,792)
Goodwill amortization ........................................................           368            384
                                                                                   ---------       --------
Net loss excluding goodwill amortization .....................................     $ (20,470)      $ (2,408)
                                                                                   =========       ========
Loss per share from continuing operations (basic and diluted) -- reported ....     $   (3.09)      $  (1.43)
Goodwill amortization ........................................................          0.06           0.06
                                                                                   ---------       --------
Loss per share from continuing operations excluding goodwill amortization ....     $   (3.03)      $  (1.37)
                                                                                   =========       ========
Net loss per share (basic and diluted) -- reported ...........................     $   (3.17)      $  (0.45)
Goodwill amortization ........................................................          0.06           0.06
                                                                                   ---------       --------
Net loss per share excluding goodwill amortization ...........................     $   (3.11)      $  (0.39)
                                                                                   =========       ========

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. On January 1, 2003, this statement was effective for the Company. The adoption of SFAS 143 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.


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


     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement, which was effective for transactions occurring after May 15, 2002, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.


     In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal and exit activities, including restructuring, and is effective for the Company on January 1, 2003. SFAS 146 requires that certain exit or disposal costs be recorded as operating expenses when incurred as opposed to being accrued at the time there is a commitment to an exit plan as required by EITF Issue 94-3. This statement will have no impact on restructuring costs recorded and accrued during 2002; however, it will impact the timing of the recording of certain costs incurred in 2003 and thereafter.


     In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. As it applies to the Company, the interpretation provides guidance on the disclosure requirements for product warranty costs. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002.


NOTE 4 ACQUISITIONS

     On December 27, 2002, the Company acquired certain net assets of Fedco Automotive Components Company ("Fedco"), based in Buffalo, New York, a wholly owned subsidiary of Tomkins PLC, for a cash purchase price of approximately $8.1 million, including transaction costs. Fedco manufactures copper/ brass and aluminum automotive and truck heaters for aftermarket retailers and distributors, as well as specialty original equipment manufacturers. The acquisition was funded using proceeds from the Company's Loan and Security Agreement. The transaction has been accounted as a purchase from the date of the acquisition. The allocation of the purchase price may require adjustment based on subsequent information that is not currently available.


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


NOTE 6 RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the third quarter of 2001, the Company began a restructuring program, with expected expenditures of $7.0 million, designed around its business initiatives to improve operating performance. The program, which is expected to continue through the first half of 2003, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. As a part of this program, the Company recorded restructuring and other special charges of $1.8 million and $4.6 million during 2002 and 2001, respectively. The remaining reserve balance at December 31, 2001 and 2002 is classified in other accrued liabilities. A summary of these charges is as follows:




                                          WORKFORCE        FACILITY         ASSET
                                           RELATED      CONSOLIDATION     WRITEDOWN       TOTAL
                                         -----------   ---------------   -----------   -----------
                                                              (in thousands)
Charge to operations ...............       $ 1,101        $   414          $ 3,060        $ 4,575
Cash payments ......................          (704)          (177)            --             (881)
Non-cash write-off .................          --             --             (3,060)        (3,060)
                                           -------        -------          -------        -------
Balance at December 31, 2001 .......           397            237             --              634
Charge to operations ...............           841            503              472          1,816
Cash payments ......................          (763)          (578)            --           (1,341)
Non-cash write-off .................          --             --               (472)          (472)
                                           -------        -------          -------        -------
Balance at December 31, 2002 .......       $   475        $   162          $  --          $   637
                                           =======        =======          =======        =======

     The workforce-related charges in 2001 reflect the elimination of 119 salaried and hourly positions within the Heavy Duty and Automotive and Light Truck SBGs during the second half of the year. In 2002, the charges represent the elimination of 31 salaried and hourly positions, primarily within the Heavy Duty segment and stay-pay costs, which were earned in the Heavy Duty segment. Cash payments are expected to continue through the end of 2003.

     The $0.4 million facility consolidation charge in 2001 represents inventory and machinery movement, lease termination and facility exit expenses associated with the transfer of several product lines between

Heavy Duty segment manufacturing locations and the closure of seven Automotive and Light Truck segment branch facilities as part of the redesign of the Company's distribution system. Machinery and inventory movement costs were expensed as incurred. For 2002, facility closure costs of $0.5 million primarily reflect expenses associated with the closure of two Automotive and Light Truck sales branches, the relocation of an aluminum tube mill purchased during the year and the closure of a Heavy Duty plant. Cash payments are expected to continue through 2003 as a result of costs associated with the idle facilities.


     During the third quarter of 2001, due to changes in product demand, the Company decided to exit its copper/brass condenser product production and closed a California manufacturing plant, resulting in the impairment of $1.8 million of goodwill recorded as part of the Rahn Industries acquisition in 1996. The write-off is the result of a determination that the value of estimated future cash flows is less than the carrying amount of the goodwill. In conjunction with the closure of the California manufacturing plant, a charge of $1.2 million was also recorded in 2001 to reflect the impairment of inventory and fixed assets. Of this charge, $0.9 million was included in cost of sales. All assets were disposed of prior to the end of 2001. During the third quarter of 2002, the Company announced the closure of its underutilized Maquoketa, Iowa, Heavy Duty component parts plant in order to move the manufacturing closer to where the parts are used. As a result, the Company recorded a provision of $0.5 million to reduce the inventory and fixed assets to net realizable value which was included in cost of sales. The Company received proceeds of $0.1 million during the second quarter of 2002 from the sale of assets, which had been written off during 2001 in connection with the closure of a California manufacturing plant.


     In 2000, the Company recorded $0.7 million in closure costs related to actions taken in the Heavy Duty segment to close the Houston, Texas regional radiator manufacturing facility and in the Automotive and Light Truck segment to consolidate the Santa Fe Springs, California distribution facility into the existing distribution facility in Memphis, Tennessee. The manufacturing facility closure plan was initiated to reduce manufacturing costs and address plant capacity issues at other regional facilities. The distribution center consolidation plan was initiated to enhance fill rates to customers and reduce the per unit carrying cost of inventory. These actions resulted in the termination of 26 salaried and hourly employees. Approximately $0.1 million of the total reserve remained as of December 31, 2000, related to remaining facility restoration costs at the Houston facility and was classified as an accrued expense in the accompanying balance sheet. These costs were paid during 2001.


     During the fourth quarter of 2000, the Company recorded an accrual of $0.7 million to cover severance and other costs associated with the separation and replacement of a former President and CEO of the Company. These payments were completed during the first quarter of 2002.


     A summary of these charges is as follows:


                                                          CASH
                                        CHARGE TO    PAYMENTS DURING
                                       OPERATIONS    ---------------        BALANCE AT
                                       DURING 2000    2000     2001     DECEMBER 31, 2001
                                      ------------   ------   ------   ------------------
                                                        (in thousands)
Workforce related .................      $  222       $222     $ --            $--
Facilities consolidations .........         479        428       51             --
Executive separation ..............         675         --      643             32
Asset writedown ...................          31         31       --             --
                                         ------       ----     ----            ---
Total .............................      $1,407       $681     $694            $32
                                         ======       ====     ====            ===

NOTE 7 INVENTORY

     Inventory at December 31 consists of the following:




                                                 2002         2001
                                              ----------   ----------
                                                  (in thousands)
Raw material and components parts .........    $17,814      $18,287
Work in progress ..........................      1,219        1,473
Finished goods ............................     45,594       40,420
                                               -------      -------
Total inventory ...........................    $64,627      $60,180
                                               =======      =======

NOTE 8 PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consists of the following:




                                                          2002           2001
                                                      ------------   -----------
                                                            (in thousands)
Land and improvements .............................   $    90        $    90
Buildings and improvements ........................    12,682         12,878
Machinery and equipment ...........................    60,858         59,752
                                                      -------        -------
Property, plant and equipment, gross ..............    73,630         72,720
Accumulated depreciation and amortization .........   (47,078)       (48,251)
                                                      -------        -------
Property, plant and equipment, net ................   $26,552        $24,469
                                                      =======        =======

NOTE 9 DEBT

     Debt at December 31 consists of the following:




                                                 2002         2001
                                              ----------   ----------
                                                  (in thousands)
Revolving credit facility .................    $51,294      $28,711
Term loan .................................      3,000        3,695
Industrial revenue bond ...................      5,000        5,000
Capitalized lease obligations .............        302          257
                                               -------      -------
Total debt ................................     59,596       37,663
Less:
Revolving credit facility .................     51,294       28,711
Current portion of long-term debt .........      1,035          954
                                               -------      -------
Total long-term debt ......................    $ 7,267      $ 7,998
                                               =======      =======

     The Company entered into a $65.0 million Loan and Security Agreement (the "Loan Agreement") on January 4, 2001 with Congress Financial Corporation (New England) ("Congress"), an affiliate of First Union National Bank. Proceeds from the Loan Agreement were utilized to repay the then existing revolving credit arrangement with five banking institutions. The Loan Agreement originally provided for collateralized borrowings or the issuance of letters of credit in an aggregate amount not to exceed $65.0 million and was comprised of a $60.0 million Revolving Credit Facility and a $5.0 million Term Loan. The initial term of the Loan Agreement was to expire on January 5, 2004, with annual extensions thereafter at the option of Congress. The Loan Agreement is collateralized by a blanket first security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. Available borrowings under the Revolving Credit Facility are determined by a borrowing base consisting of the Company's eligible accounts receivable and inventory, adjusted by an advance rate. Borrowings under the Revolving Credit Facility are classified as short term in the accompanying consolidated balance sheet. The Term Loan originally was payable in 59 consecutive monthly installments of $75 thousand commencing February 1, 2001, with a balloon payment due on January 5, 2004.

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

     For the period April 30, 2001 through June 30, 2001, the Company was in default of the net worth covenant contained in the Loan Agreement. Congress waived the default by executing an amendment to the Loan Agreement, which provided that effective July 1, 2001, borrowings bear interest at either 1.5% above the prime rate or 4.0% in excess of the Eurodollar rate at the Company's option. On July 30, 2001, the Company entered into an amendment to the Loan Agreement, which lowered the net worth threshold to $63.0 million for periods after July 30, 2001. On November 27, 2001, an amendment was entered into which lowered the maximum borrowing amount under the Loan Agreement from $65.0 million to $55.0 million and lowered the maximum borrowing amount under the revolving credit facility from $60.0 million to $50.0 million. On February 20, 2002, the Company entered into an amendment, which redefined working capital to exclude deferred tax assets, and established the minimum working capital threshold at $53.0 million effective December 31, 2001 through March 31, 2002 and at $55.0 million thereafter. These amendments were entered into in order to correct a violation, which would have occurred under the original wording of the agreement. In order to correct a net worth violation, which would have occurred as a result of recording the tax valuation reserve in 2001, and writing off goodwill in the first quarter of 2002, the Company obtained an amendment, which as of December 31, 2001, lowered the minimum net worth threshold to $37.0 million.

     On November 22, 2002, the maximum credit line was permanently increased to $65.0 million as a result of an amendment to the Loan Agreement.

     On December 27, 2002, the Company entered into an amendment to its Loan Agreement, along with an amendment to its Term Promissory Note. These amendments provide for a permanent increase in the maximum credit line to $80.0 million and an extension of the credit line through December 27, 2005. The expanded credit line is comprised of a Revolving Credit facility of up to $77.0 million and a Term Loan of $3.0 million. The Term Loan is payable in 35 consecutive monthly installments of $75 thousand, commencing on February 1, 2003 with a balloon payment due on December 27, 2005. In addition, the interest rate was decreased to the prime rate from the prime rate plus 1.5%. The Company also has the option to elect a Eurodollar-based interest rate, which has been decreased from plus 4.0% to plus 2.5%. There were no changes to the minimum thresholds for net worth or working capital, which remain at $37.0 million and $55.0 million, respectively. The extension and amendment to the Loan Agreement provides the Company with additional flexibility to meet its ongoing development needs and lowers borrowing costs.

     At December 31, 2002 and 2001, the interest rate on outstanding borrowings under the Loan Agreement was 4.25% and 6.50%, respectively. The weighted average interest rate during 2002 and 2001 was 6.08% and 8.04%, respectively. Available borrowings under the Revolving Credit facility at December 31, 2002 were $3.1 million.

     In addition, the Company has an Industrial Revenue Bond relating to its New Haven, Connecticut facility, which is due in October 2013 and is fully secured by letters of credit. The Industrial Revenue Bond bears interest, payable quarterly, at a rate based on a short-term tax-exempt bonds index, as defined in the bonds, and approximated 1.40% and 1.65% at December 31, 2002 and 2001, respectively. The average interest rate approximated 1.44% and 2.86% during 2002 and 2001, respectively.

     Capitalized lease obligations relate primarily to computer equipment.

     Interest paid during 2002, 2001 and 2000 was $2.9 million, $3.8 million and $3.9 million, respectively.

     The Company utilizes letters of credit to back its Industrial Revenue Bond, certain insurance policies and certain trade purchases in the amounts of $10.1 million and $9.4 million at December 31, 2002 and 2001, respectively.

     Minimum future debt repayments, excluding the Revolving Credit facility, will be $1.0 million in 2003 and 2004, $1.2 million in 2005, and $5.0 million thereafter.

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


     PREFERRED STOCK: In connection with the acquisition of Ready-Aire, the Company issued 30,000 shares of Transpro, Inc. Series B Convertible Preferred Stock ("Preferred Stock"). The purchase agreement provides for a potential additional payout for the Ready-Aire acquisition based on the earnings performance of the business for the period January 1, 1999 through December 31, 2000 that would take the form of an increase in the liquidation preference of the Preferred Stock. The holder of the Preferred Stock has disputed the calculation of the payout amount and, the Company is attempting to resolve the differences in accordance with the provisions of the Ready-Aire stock purchase agreement. Should any adjustment result from these negotiations, the resulting increase in goodwill may be impaired as a result of the provisions of SFAS 142, resulting in a charge to operating income. The Preferred Stock is non-transferable and is entitled to cumulative dividends of 5%. It is convertible into common stock at the rate of 50% on August 1, 2001, an additional 25% on August 1, 2002 and the remaining 25% on August 1, 2003 and is redeemable thereafter at the liquidation preference at the time of redemption. The Preferred Stock is convertible into common stock based upon the liquidation preference and the market value of common stock at the time of conversion, as further defined in the purchase agreement. The aggregate number of shares of common stock to be issued upon conversion of Preferred Stock may not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion. During the month of December 2002, the holder of the Preferred Stock converted 6,139 shares of Preferred Stock $(0.6 million) into 124,134 shares of common stock. During the fourth quarter of 2001, 11,080 shares of Preferred Stock ($1.1 million) were converted into 373,279 shares of common stock.


     TREASURY STOCK: During the second quarter of 2001, the Board of Directors authorized the issuance of 30,175 shares of treasury stock and the payment of $96,565 to the Chairman of the Board as compensation for serving as interim President of the Company.


     OTHER COMPREHENSIVE LOSS: Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in Stockholders' Equity. For 2002, 2001 and 2000, other comprehensive loss reflects minimum pension liability adjustments. The pre-tax and net of tax (loss) adjustments for the years ended December 31, were $(2.6) million and $(2.6) million for 2002; $(1.6) million and $(1.6) million for 2001; and $(0.5) million and $(0.3) million for 2000, respectively.

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

     Components of net periodic benefit cost for three years ended December 31 are as follows:




                                                           RETIREMENT PLANS                    POSTRETIREMENT PLANS
                                                ---------------------------------------   -------------------------------
                                                    2002          2001          2000        2002      2001        2000
                                                -----------   -----------   -----------   -------   --------   ----------
                                                                             (in thousands)
Service cost ........................             $   817       $   798         $   831      $ 2      $  2       $   2
Interest cost .......................               1,815         1,788           1,751       42        54          59
Expected return on plan assets ......              (1,947)       (1,955)         (1,894)      --        --          --
Plan curtailment ....................                --              (6)           (458)      --        --        (169)
Amortization and deferral of net loss
 (gain) .............................                  94           (84)            (97)      (5)      (13)        (44)
                                                  -------       -------         -------      ---      ----       -----
Net periodic benefit cost (benefit) .             $   779       $   541         $   133      $39      $ 43       $(152)
                                                  =======       =======         =======      ===      ====       =====

     The following tables set forth the plans' combined funded status and amounts recognized in the Company's consolidated balance sheets at December 31:




                                                                    POSTRETIREMENT
                                              RETIREMENT PLANS          PLANS
                                            --------------------- ------------------
                                               2002       2001      2002      2001
                                            ---------- ---------- -------- ---------
                                                         (in thousands)
Change in benefit obligation:
Benefit obligation at January 1 ...........  $ 25,979   $24,173    $  693   $  707
Service cost ..............................       817       798         2        2
Interest cost .............................     1,815     1,788        42       54
Actuarial loss ............................     1,889     1,203        97      237
Curtailment gain ..........................        --       (6)        --       --
Actual gross benefits paid ................    (1,707)   (1,977)     (250)    (307)
                                             --------  --------    ------   ------
Benefit obligation at December 31 .........  $ 28,793   $25,979    $  584   $  693
                                             ========  ========    ======   ======

                                                         RETIREMENT PLANS        POSTRETIREMENT PLANS
                                                    --------------------------- -----------------------
                                                         2002          2001         2002        2001
                                                    ------------- ------------- ----------- -----------
                                                                      (in thousands)
Change in plan assets:
Fair value of plan assets at January 1 ............   $  20,020     $  24,399     $    --     $    --
Actual return on plan assets ......................      (1,794)       (2,860)         --          --
Company contributions .............................       2,582           458         250         307
Actual gross benefits paid ........................      (1,707)       (1,977)       (250)       (307)
                                                      ---------     ---------     -------     -------
Fair value of plan assets at December 31 ..........   $  19,101     $  20,020     $    --     $    --
                                                      =========     =========     =======     =======
Reconciliation of funded status:
Funded status at December 31 ......................   $  (9,692)    $  (5,959)    $  (584)    $  (693)
Unrecognized transition asset .....................          13             9          --          --
Unrecognized prior service cost (benefit) .........         482           540         (49)        (53)
Unrecognized net loss .............................       6,902         1,312         100           2
                                                      ---------     ---------     -------     -------
Accrued benefit cost ..............................   $  (2,295)    $  (4,098)    $  (533)    $  (744)
                                                      =========     =========     =======     =======
Amounts recognized in statements of
 financial position:
Prepaid asset .....................................   $   2,741     $      --     $    --     $    --
Accrued benefit liability .........................      (9,738)       (6,511)       (533)       (744)
Intangible asset ..................................         210           550          --          --
Accumulated other comprehensive loss ..............       4,492         1,863          --          --
                                                      ---------     ---------     -------     -------
Net amount recognized at December 31 ..............   $  (2,295)    $  (4,098)    $  (533)    $  (744)
                                                      =========     =========     =======     =======

     The assumptions used in the measurement of the retirement and postretirement plans for the years ended December 31 are as follows:




                                                      RETIREMENT PLANS                     POSTRETIREMENT PLANS
                                            ------------------------------------   ------------------------------------
                                               2002         2001         2000         2002         2001         2000
                                            ----------   ----------   ----------   ----------   ----------   ----------
                                                                          (in thousands)
Discount rate ...........................       6.75%        7.25%        7.75%        6.75%        7.25%        7.75%
Return on assets ........................       9.00%        9.00%        9.00%          --           --           --
Initial trend rate ......................         --           --           --        11.00%       12.00%        8.40%
Salary progression ......................       4.25%        4.00%        4.25%          --           --           --
Ultimate health care trend rate .........         --           --           --         5.00%        5.00%        5.00%
Years to ultimate trend .................         --           --           --            9           10           10

     Assumed healthcare cost trend rates can have an effect on the amounts reported for the healthcare plan. A one-percentage point change in the assumed healthcare cost trend rates would have the following effects:



                                                                   1% INCREASE     1% DECREASE
                                                                  -------------   ------------
                                                                         (in thousands)
Effect on total service and interest cost components ..........         $1            $ (1)
Effect on post-retirement benefit obligation ..................         $9            $ (9)

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $23.1 million, $23.1 million and $13.7 million, respectively as of December 31, 2002. At December 31, 2001, all pension plans had accumulated benefit obligations in excess of plan assets.

     401(K) INVESTMENT PLAN: Under the Company's 401(k) Plan, substantially all of the Company's non-union employees and certain union employees are eligible to contribute a portion of their salaries into various investment options, which include the Company's common stock. The Company matches a percentage of the amounts contributed by the employees. The Company's matching contributions were approximately $0.4 million in 2002, 2001 and 2000.


NOTE 12 STOCK COMPENSATION PLANS


     STOCK OPTIONS: At December 31, 2002, the Company had two stock option plans under which key employees and directors have options to purchase Transpro common stock. Under the 1995 Stock Plan (the "Stock Plan") options are granted at fair market value on the date of grant and are generally exercisable cumulatively at the rate of 50% two years from the date of grant, 75% three years from the date of grant, and 100% four years from the date of grant. Options granted under the Stock Plan expire ten years and two days from the date of the grant. Awards of restricted stock may also be granted to key employees under the Stock Plan and may be issued in addition to, or in lieu of stock options. The total number of shares of common stock with respect to which stock options may be granted and restricted shares may be awarded under the Stock Plan shall not exceed 600,000. At December 31, 2002 and 2001, respectively, 441,859 and 208,500 common shares were reserved for stock options and restricted shares granted under the Stock Plan. The Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the issuance of options at the fair market value of the common stock covered thereby on the date of grant. Subject to certain acceleration provisions, each option granted under the Directors Plan will be exercisable 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant. Options granted under the Directors Plan expire ten years from the date of grant. The total number of shares of common stock with respect to which options may be granted under the Directors Plan may not exceed 100,000 shares. At December 31, 2002 and 2001, 99,200 and 88,500 common shares were reserved for stock options granted under the Directors Plan.


     On July 5, 2001, the Company commenced a tender offer for all outstanding options under the 1995 Stock Plan having an exercise price in excess of $4.00 per share. This did not apply to options outstanding under the Directors Plan. Under the terms of the offer, tendered options would be cancelled and exchanged for new options to be granted on or about the first business day, which is six months and one day after the option cancellation date. The number of options to be granted would be equal to one half of the tendered options for those grants with an exercise price between $4.00 and $6.00 and one-third of the tendered options for those grants with an exercise price greater than $6.00. The tender offer expired on August 2, 2001. Of the options to purchase 116,576 shares available to be tendered, options to purchase 69,176 shares were tendered and have been cancelled. Options, which were not tendered, continue with their original terms and conditions. On February 6, 2002, 28,614 options were granted at an option price of $3.39 per share to replace the options which had been tendered.


     Information regarding the Stock Plan and the Directors Plan is as follows:





                                                                     OPTION PRICE RANGE
                                                            ------------------------------------
                                                NUMBER                   WEIGHTED
STOCK PLAN                                    OF OPTIONS        LOW       AVERAGE        HIGH
------------------------------------------   ------------   ----------   ---------   -----------
Outstanding at December 31, 1999 .........      480,966      $  3.72      $  7.22     $  11.75
Granted ..................................           --           --           --           --
Canceled .................................      (10,688)        5.88         6.56         8.60
                                                -------
Outstanding at December 31, 2000 .........      470,278         3.72         7.24        11.75
Granted ..................................      230,000         2.50         2.88         3.20
Canceled .................................     (491,778)        2.50         6.94        11.75
                                               --------
Outstanding at December 31, 2001 .........      208,500         2.50         3.14         5.88
Granted ..................................      243,614         3.39         4.56         4.72
Canceled .................................      (10,255)        3.39         5.21         5.88
                                               --------
Outstanding at December 31, 2002 .........      441,859         2.50         3.88         5.88
                                               ========
Exercisable at December 31, 2002 .........       56,609         2.90         3.41         5.88
                                               ========

                                                                     OPTION PRICE RANGE
                                                            ------------------------------------
                                                NUMBER                   WEIGHTED
DIRECTORS PLAN                                OF OPTIONS        LOW       AVERAGE        HIGH
------------------------------------------   ------------   ----------   ---------   -----------
Outstanding at December 31, 1999 .........      77,800       $  5.50      $  8.54     $  11.75
Granted ..................................          --            --           --           --
                                                ------
Outstanding at December 31, 2000 .........      77,800          5.50         8.54        11.75
Granted ..................................      10,700          2.70         2.70         2.70
                                                ------
Outstanding at December 31, 2001 .........      88,500          2.70         7.84        11.75
Granted ..................................      10,700          4.72         4.72         4.72
                                                ------
Outstanding at December 31, 2002 .........      99,200          2.70         7.50        11.75
                                                ======
Exercisable at December 31, 2002 .........      72,450          5.50         8.77        11.75
                                                ======

     The weighted-average grant date fair values of options granted during 2002 and 2001 were $2.77 and $1.66. There were no options granted during 2000.

     Additional information relating to outstanding options under both plans as of December 31, 2002 is as follows:




                                               OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                             ------------------------   ---------------------------
                                               WEIGHTED
                                               AVERAGE      WEIGHTED                      WEIGHTED
                                              REMAINING      AVERAGE                      AVERAGE
RANGE OF                        OPTIONS          TERM       EXERCISE        SHARES        EXERCISE
EXERCISE PRICE                OUTSTANDING      (YEARS)        PRICE      EXERCISABLE       PRICE
--------------------------   -------------   -----------   ----------   -------------   -----------
$ 2.35 -- $ 3.53 .........      231,559           8.4       $ 2.98         50,609          $ 3.12
$ 4.70 -- $ 5.88 .........      253,100           9.0       $ 4.81         22,050          $ 5.60
$ 7.05 -- $ 8.23 .........       10,700           4.3       $ 7.75         10,700          $ 7.75
$ 8.23 -- $ 9.40 .........       10,700           3.3       $ 8.38         10,700          $ 8.38
$ 9.40 -- $10.58 .........       14,000           2.8       $10.00         14,000          $10.00
$10.58 -- $11.75 .........       21,000           2.8       $11.17         21,000          $11.17

     The fair value of each option grant, included in the pro forma disclosure of SFAS 123 in Note 2, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                                        2002         2001         2000
                                     ----------   ----------   ----------
Dividend yield ...................        0%           0%           0%
Expected volatility ..............     55.3%        56.5%        55.7%
Risk-free interest rate ..........      4.9%         4.6%         4.5%
Expected life ....................   6 Years      6 Years      6 Years

     RESTRICTED STOCK: Restricted stock awards vest four years from the date of the award. Unearned compensation, representing the fair value of the restricted shares at the date of the award, is charged to income over the period. Compensation expense with respect to restricted shares was zero in 2002, $0.02 million in 2001 and $0.04 million in 2000.

     Information relating to outstanding restricted stock awards is as follows:




Outstanding at December 31, 1999 .........      24,026
Canceled .................................      (7,000)
                                                ------
Outstanding at December 31, 2000 .........      17,026
Vested ...................................      (5,126)
Canceled .................................     (11,900)
                                               -------
Outstanding at December 31, 2001 .........          --
                                               =======

NOTE 13 INCOME TAXES


     The (benefit from) provision for income taxes for the three years ended December 31, is as follows:




                                                          2002           2001           2000
                                                      ------------   ------------   ------------
                                                                    (in thousands)
Current:
Federal ...........................................     $ (4,624)      $ (1,999)      $ (3,868)
Foreign ...........................................          292            273            203
State and local ...................................          (21)          (414)          (453)
                                                        --------       --------       --------
                                                          (4,353)        (2,140)        (4,118)
                                                        --------       --------       --------
Deferred:
Federal ...........................................        1,300         (4,752)          (384)
State and local ...................................          307            117           (113)
Valuation allowance ...............................       (1,607)         9,485             --
                                                        --------       --------       --------
                                                              --          4,850           (497)
                                                        --------       --------       --------
(Benefit from) provision for income taxes .........     $ (4,353)      $  2,710       $ (4,615)
                                                        ========       ========       ========

     A reconciliation of the (benefit from) provision for income taxes at the Federal statutory rate of 34% to the reported tax (benefit from) provision for continuing operations in 2002, 2001 and 2000 is as follows:




                                                                                2002           2001           2000
                                                                            -----------   -------------   ------------
                                                                                          (in thousands)
Provision (benefit) computed at the Federal statutory rate ..............    $    784       $  (5,983)      $ (4,709)
State and local income taxes, net of Federal income tax benefit .........         286            (200)          (374)
Foreign tax rate differential ...........................................         136              95             50
Permanent differences ...................................................          57             144            188
Federal audit adjustment ................................................          --            (576)            --
State tax credit adjustment .............................................        (110)           (390)            --
Valuation allowance .....................................................      (5,280)          9,485             --
Other ...................................................................        (226)            135            230
                                                                             --------       ---------       --------
(Benefit from) provision for income taxes ...............................    $ (4,353)      $   2,710       $ (4,615)
                                                                             ========       =========       ========

     Significant components of deferred income tax assets and liabilities as of December 31, are as follows:




                                               2002          2001
                                           -----------   -----------
                                                (in thousands)
Deferred tax assets:
Inventories ............................    $  1,722      $  2,107
Pensions ...............................         878         1,878
Postretirement benefits ................         202           283
Allowance for bad debts ................       1,271         1,406
Self insurance reserves ................       1,182         1,019
Warranty reserves ......................         511           735
Accrued vacation .......................         648           620
Federal net operating loss .............          --         3,515
Other ..................................       1,284         1,104
Valuation reserve ......................      (4,205)       (9,485)
                                            --------      --------
Total deferred tax assets ..............       3,493         3,182
                                            --------      --------
Deferred tax liabilities:
Depreciation ...........................      (2,992)       (2,644)
Deferred charges .......................        (354)         (373)
Other ..................................        (147)         (165)
                                            --------      --------
Total deferred tax liabilities .........      (3,493)       (3,182)
                                            --------      --------
Net deferred tax assets ................    $     --      $     --
                                            ========      ========

     During March 2002, tax legislation was enacted which included a provision that allowed pre-tax losses incurred in 2001 and 2002 to be carried-back for a period of five years instead of the current two years. As a result, the Company increased its net income in the first quarter of 2002 by approximately $3.8 million, which reflects a reduction in the deferred tax valuation allowance. This amount was received in cash during the second quarter of 2002.


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


     The earnings of certain foreign subsidiaries are considered permanently reinvested in the foreign operations and therefore no provision has been made for U.S. taxes related to these subsidiaries. Income (loss) before taxes from United States and foreign sources for the three years ended December 31, is as follows:




                                          2002          2001            2000
                                       ---------   -------------   -------------
                                                    (in thousands)
United States ......................    $1,848       $ (18,120)      $ (14,301)
Foreign ............................       458             522             452
                                        ------       ---------       ---------
Income (loss before taxes) .........    $2,306       $ (17,598)      $ (13,849)
                                        ======       =========       =========

     Net income taxes (refunded) paid during 2002, 2001 and 2000 were $(4.8) million, $(2.8) million and $3.2 million, respectively.

NOTE 14 INCOME (LOSS) PER SHARE


     The following table sets forth the computation of basic and diluted income
(loss) per common share:




                                                                 2002         2001          2000
                                                             ----------- ------------- -------------
                                                             (in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations ...................  $  6,659     $ (20,308)    $  (9,234)
Less: preferred stock dividends ............................       (86)         (138)         (142)
                                                              --------     ---------     ---------
Income (loss) from continuing operations available
 (attributable) to common stockholders .....................     6,573       (20,446)       (9,376)
Cumulative effect of accounting charge, net of tax .........    (4,671)           --            --
Income from discontinued operation, net of tax .............        --            --           440
Gain on sale of discontinued operation, net of tax .........        --            --         6,002
Loss on debt extinguishment ................................        --          (530)           --
                                                              --------     ---------     ---------
Net income (loss) available (attributable) to
 common stockholders -- basic ..............................     1,902       (20,976)       (2,934)
Add back: preferred stock dividend .........................        86            --            --
                                                              --------     ---------     ---------
Net income (loss) available (attributable) to stockholders
 and assumed conversions ...................................  $  1,988     $ (20,976)    $  (2,934)
                                                              ========     =========     =========
Denominator:
Weighted average common shares .............................     7,001         6,624         6,590
Non-vested restricted stock ................................        --            --           (17)
                                                              --------     ---------     ---------
Adjusted weighted average common shares -- basic ...........     7,001         6,624         6,573
Dilutive effect of stock options ...........................        84            --            --
Dilutive effect of Series B Preferred Stock ................        36            --            --
                                                              --------     ---------     ---------
Adjusted weighted average common shares -- diluted .........     7,121         6,624         6,573
                                                              ========     =========     =========
Basic income (loss) per common share:
Continuing operations ......................................  $   0.94     $   (3.09)    $   (1.43)
Cumulative effect of accounting change .....................     (0.67)           --            --
Discontinued operation .....................................        --            --          0.07
Gain on sale of discontinued operation .....................        --            --          0.91
Loss on debt extinguishment ................................        --         (0.08)           --
                                                              --------     ---------     ---------
Net income (loss) per common share .........................  $   0.27     $   (3.17)    $   (0.45)
                                                              ========     =========     =========
Diluted income (loss) per common share:
Continuing operations ......................................  $   0.94     $   (3.09)    $   (1.43)
Cumulative effect of accounting change .....................     (0.66)           --            --
Discontinued operation .....................................        --            --          0.07
Gain on sale of discontinued operation .....................        --            --          0.91
Loss on debt extinguishment ................................        --         (0.08)           --
                                                              --------     ---------     ---------
Net income (loss) per common share .........................  $   0.28     $   (3.17)    $   (0.45)
                                                              ========     =========     =========

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

     There were outstanding options to purchase common stock excluded from the diluted calculation because their exercise price exceeded the average market price of Transpro common stock during the respective earnings periods. The shares excluded and the average market prices were as follows:




                                       2002          2001           2000
                                   -----------   ------------   ------------
Options ........................      83,800        181,300        394,354
Average market prices ..........    $   4.98      $    2.96      $    4.49

NOTE 15 COMMITMENTS AND CONTINGENCIES

     LEASES: The Company's leases consist primarily of manufacturing and distribution facilities and equipment, which expire between 2003 and 2012. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases approximated $4.3 million in 2002, $4.2 million in 2001 and $4.3 million in 2000.

     Future minimum annual rental payments under non-cancelable operating leases as of December 31, 2002 were as follows: $4.0 million in 2003, $3.2 million in 2004, $2.7 million in 2005, $2.1 million in 2006 and $1.1 million in 2007 and $4.1 million thereafter.

     INSURANCE: The Company is self-insured for health care, workers compensation, general liability and product liability claims up to predetermined amounts above which third party insurance applies. The Company has reserved approximately $3.1 million and $2.7 million to pay such claims as of December 31, 2002 and 2001, respectively.

     LEGAL PROCEEDINGS: Various legal actions are pending against or involve the Company with respect to such matters as product liability, casualty and employment-related claims. Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the "Purchase Agreement"), the Company acquired from Paul S. Wilhide ("Wilhide") all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3.0 million in cash, the issuance of 30,000 shares of the Company's Series B Convertible Redeemable Preferred Stock (the "Convertible Shares"), and the potential for an "earn-out" payment to Wilhide based on a calculation relating to EVAP's performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the Purchase Agreement, the earn-out would have, in the first instance, been payable through an increase in the liquidation preference of the Convertible Shares. Because, however, Wilhide has already met the agreed limits as to the amount of Convertible Shares that may be converted into Transpro common stock, any earn-out would likely be payable to Wilhide in cash. The Agreement includes an arbitration provision and there is currently a dispute as to the scope of the arbitration relating to the calculation of the earn-out payment. Accordingly, on January 14, 2003, Wilhide commenced an action in Texas State Court seeking a declaratory judgment that certain factors used by the Company in its earn-out calculation were improper and should not be included in the arbitration. The Company has filed an Application with the Court to have the entire matter resolved in arbitration and intends to vigorously defend this matter. Should any adjustment result from these negotiations, the resulting increase in goodwill may be impaired as a result of the provisions of SFAS 142, resulting in a charge to operating income. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's consolidated financial position, future operations or cash flows in a particular period.

     ENVIRONMENTAL MATTERS: The Company is subject to Federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company announced that it had signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement, the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company believes there will not be a material adverse impact to its financial results due to the investigation and cleanup activities. The

Company also does not currently anticipate any material adverse effect on its consolidated results of operations, financial condition or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business and there is no assurance that material environmental liabilities and compliance charges will not arise. The Company also believes it is reasonably possible that environmental-related liabilities might exist with respect to other industrial sites formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation, other than amounts already provided, for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.


     WARRANTY EXPENSE: The Company provides an accrual for warranty costs based upon historical experience and agreements currently in place with certain customers. It also accrues for unusual exposures at the time the exposure is identified and quantified, based upon analyses of expected product failure rates and engineering cost estimates. An analysis of activity for the three years ended December 31, 2002 is as follows:




                                              2002        2001          2000
                                           ---------   ----------   -----------
                                                      (in thousands)
Balance at beginning of period .........    $1,933      $  1,100     $    559
Charged to cost and expenses ...........       271         2,243        2,015
Warranty credits issued ................      (858)       (1,410)      (1,474)
                                            ------      --------     --------
Balance at end of period ...............    $1,346      $  1,933     $  1,100
                                            ======      ========     ========

     The higher level of expense in 2001 and 2000 relates to a Heavy Duty OEM warranty program, which was identified in the fourth quarter of 2000. Exposure under the program increased in 2001 due to higher than originally expected claim activity. The remaining claims are expected to continue through the end of 2003.


NOTE 16 BUSINESS SEGMENTS


     The Company evaluates its business as two segments, based upon the type of customer served -- Automotive and Light Truck and Heavy Duty.


     The Automotive and Light Truck strategic business group includes complete radiators and radiator cores, heaters, air conditioning condensers, air conditioning compressors and other air conditioning parts for aftermarket customers. The Heavy Duty strategic business group provides manufactured specialized heavy-duty equipment radiators, charge air coolers and oil coolers to original equipment manufacturers and aftermarket customers.


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

     The tables below set forth information about reported segments for the three years ended December 31:




                                                CONSOLIDATED REVENUES                      OPERATING INCOME (LOSS)
                                       ----------------------------------------   -----------------------------------------
                                           2002          2001          2000          2002           2001           2000
                                       -----------   -----------   ------------   ----------   -------------   ------------
                                                                          (in thousands)
Trade sales:
Automotive and light truck .........    $164,538      $139,019      $ 129,857      $ 13,911      $  (1,023)      $   (412)
Heavy duty .........................      66,027        64,293         73,463        (2,053)        (7,481)        (4,535)
Inter-segment revenues:
Automotive and light truck .........       3,406         2,512          4,000            --             --             --
Heavy duty .........................          --            --             --            --             --             --
Elimination of inter-segment
 revenues ..........................      (3,406)       (2,512)        (4,000)           --             --             --
Corporate expenses .................          --            --             --        (5,808)        (4,567)        (4,087)
                                        --------      --------      ---------      --------      ---------       --------
Consolidated total .................    $230,565      $203,312      $ 203,320      $  6,050      $ (13,071)      $ (9,034)
                                        ========      ========      =========      ========      =========       ========


                                                                                                         DEPRECIATION AND
                                            TOTAL ASSETS                 CAPITAL EXPENDITURES          AMORTIZATION EXPENSE
                                 ----------------------------------- ----------------------------- -----------------------------
                                     2002        2001        2000       2002      2001      2000      2002      2001      2000
                                 ----------- ----------- ----------- --------- --------- --------- --------- --------- ---------
Automotive and light truck .....  $121,265    $ 86,202    $ 98,224    $4,506    $2,705    $3,389    $3,293    $3,319    $3,492
Heavy duty .....................    26,899      33,389      42,418     1,052       372     1,966     1,962     2,012     2,083
Corporate ......................    11,996      10,092      16,325        --        --        --       171       183       185
                                  --------    --------    --------    ------    ------    ------    ------    ------    ------
Consolidated totals ............  $160,160    $129,683    $156,967    $5,558    $3,077    $5,355    $5,426    $5,514    $5,760
                                  ========    ========    ========    ======    ======    ======    ======    ======    ======

     Restructuring and other special charges included in income (loss) from operations before interest and taxes for the three years ended December 31, are as follows:




                                                            2002        2001        2000
                                                          --------   ---------   ----------
                                                                   (in thousands)
Automotive and light truck ............................    $  206     $3,988      $   732
Heavy duty ............................................     1,610        587           --
Corporate .............................................        --         --          675
                                                           ------     ------      -------
Total restructuring and other special charges .........    $1,816     $4,575      $ 1,407
                                                           ======     ======      =======

     In 2002, 2001 and 2000, the Company had one customer, which accounted for 21%, 19% and 20% of net sales, respectively. These sales were in the Automotive and Light Truck segment. No other customers individually represented more than 10% of net trade sales.

NOTE 17 QUARTERLY FINANCIAL DATA (UNAUDITED)




                                                                      YEAR ENDED DECEMBER 31, 2002
                                                          -----------------------------------------------------
                                                            1ST QTR       2ND QTR       3RD QTR       4TH QTR
                                                          -----------  ------------  ------------  ------------
                                                                (in thousands, except per share amounts)
Net sales ..............................................   $ 50,962      $ 62,472      $ 65,922      $ 51,209
Gross margin ...........................................      9,601        12,658        13,934         8,233
Income (loss) from continuing operations ...............      3,756         1,545         1,700          (342)
Cumulative effect of accounting change, net of tax .....     (4,671)           --            --            --
Net (loss) income ......................................       (915)        1,545         1,700          (342)
Basic income (loss) per common share:
 Continuing operations .................................   $   0.54      $   0.21      $   0.24      $  (0.05)
 Cumulative effect of accounting change, net of tax ....      (0.67)           --            --            --
 Net (loss) income per common share ....................      (0.13)         0.21          0.24         (0.05)
Diluted income (loss) per common share:
 Continuing operations .................................   $   0.52      $   0.21      $   0.24      $  (0.05)
 Cumulative effect of accounting change, net of tax ....      (0.65)           --            --            --
 Net (loss) income per common share ....................      (0.13)         0.21          0.24         (0.05)


                                                      YEAR ENDED DECEMBER 31, 2001
                                           ---------------------------------------------------
                                             1ST QTR      2ND QTR      3RD QTR       4TH QTR
                                           -----------  -----------  -----------  ------------
Net sales ...............................   $ 45,707     $ 55,370     $ 57,351     $  44,884
Gross margin ............................      5,381        6,603       11,800         3,617
Loss from continuing operations .........     (3,208)      (2,849)      (1,031)      (13,220)
Loss on extinguishment of debt ..........       (380)          --           --          (150)
Net loss ................................     (3,588)      (2,849)      (1,031)      (13,370)
Basic loss per common share:
 Continuing operations ..................   $  (0.49)    $  (0.44)    $  (0.16)    $   (1.98)
 Extinguishment of debt .................      (0.06)          --           --         (0.02)
 Net loss per common share ..............      (0.55)       (0.44)       (0.16)        (2.00)
Diluted loss per common share:
 Continuing operations ..................   $  (0.49)    $  (0.44)    $  (0.16)    $   (1.98)
 Extinguishment of debt .................      (0.06)          --           --         (0.02)
 Net loss per common share ..............      (0.55)       (0.44)       (0.16)        (2.00)

     Prior year and prior quarter balances have been reclassified to correspond with the account classifications used at the end of 2002. During the fourth quarter of 2001, the Company recorded a valuation reserve in the amount of $9.5 million against its net deferred tax asset in accordance with the provisions of SFAS 109 "Accounting for Income Taxes".

                                  SCHEDULE II


                                TRANSPRO, INC.
                       VALUATION AND QUALIFYING ACCOUNTS




                                                    BALANCE AT       CHARGED TO
                                                   BEGINNING OF      COSTS AND                                BALANCE AT
                                                      PERIOD          EXPENSES        WRITE-OFFS    OTHER    END OF PERIOD
                                                  -------------- -----------------   ------------ --------- --------------
                                                                               (in thousands)
Year Ended December 31, 2002
 Allowance for doubtful accounts ................     $2,805        $     538(a)       $   (347)   $   --       $2,996
 Allowance for excess/slow moving inventory .....      4,582            2,347            (3,179)       --        3,750
 Reserve for warranty costs .....................      1,933              271(c)           (858)       --        1,346
 Tax valuation reserve ..........................      9,485           (5,280)(b)            --        --        4,205
Year Ended December 31, 2001
 Allowance for doubtful accounts ................     $2,698        $   1,786(a)       $ (1,679)   $   --       $2,805
 Allowance for excess/slow moving inventory .....      4,969            1,942            (2,329)       --        4,582
 Reserve for warranty costs .....................      1,100            2,243(c)         (1,410)       --        1,933
 Tax valuation reserve ..........................         --            9,485                --        --        9,485
Year Ended December 31, 2000
 Allowance for doubtful accounts ................     $1,943        $     739(a)       $    (10)   $   26       $2,698
 Allowance for excess/slow moving inventory .....      4,550            3,047            (2,628)       --        4,969
 Reserve for warranty costs .....................        559            2,015(c)         (1,474)       --        1,100

----------
(a) Higher expense levels in 2001 reflect the write-off of receivables from several Automotive and Light Truck customers which declared bankruptcy.

(b) Includes $3,795 recorded as a tax benefit in the first quarter of 2002 due to changes in tax laws.

(c) Primarily reflects charges for a Heavy Duty OEM warranty program, which was initiated in the fourth quarter of 2000. Exposure under the program increased in 2001 due to higher than expected levels of claim activity. Claims exposure returned to normal historical levels in 2002, and claims are expected to continue through the end of 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 2002.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Portions of the information required by this item are included in Part I of this Report. Other information required by this item is contained in the Company's 2003 Proxy Statement under the heading, "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the Company's 2003 Proxy Statement under the heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in the Company's 2003 Proxy Statement under the heading "STOCK OWNERSHIP-Principal Stockholders and Directors and Officers" is incorporated herein by reference. Additional information is also included in
Part II, Item 5 hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Company's 2003 Proxy Statement, under the heading "CERTAIN TRANSACTIONS" is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

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

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements of the Registrant

     See Consolidated Financial Statements under Item 8 of this Report.

(a) (2) Financial Statement Schedules

     See Schedule II -- Valuation and Qualifying Accounts under Item 8 of this Report.

     Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a) (3) Exhibits

     The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (c) below.

(b) Reports on Form 8-K

     During the quarter ended December 31, 2002, the following Form 8-K's were filed:

     o On November 27, 2002, a Form 8-K was filed containing as an exhibit an amendment to the Company's Loan and Security Agreement with Congress Financial Corporation (New England), which provided for a permanent increase in the maximum credit line to $65,000,000.

     o On December 31, 2002, a Form 8-K was filed announcing the Company's acquisition of certain assets of Fedco Automotive Components Company, a wholly owned subsidiary of Tomkins PLC for a cash purchase price of $7,980,000. The Asset Purchase Agreement was attached as an exhibit. In addition, the Company announced an amendment to its Loan and Security Agreement with Congress Financial Corporation (New England). Under the amendment, which was attached as an exhibit, the maximum credit line was increased to $80,000,000, the credit line was extended through December 27, 2005 and the interest rate was reduced.

(c) Exhibits -The following exhibits are filed as part of this report:



     2.1           Agreement, dated June 15, 1995, between Allen Heat Transfer Products, Inc., AHTP II,
                   Inc., GO/DAN Industries and Handy & Harman Radiator Corporation.(1)

     2.2           Asset Purchase Agreement dated as of April 17, 2000 by and among Transpro, Inc. and
                   Leggett & Platt, Incorporated.(6)

     2.3           Asset Purchase Agreement dated December 27, 2002 by and among GO/DAN
                   Industries, Inc., Transpro, Inc., Fedco Automotive Components Company, Inc. and Stant
                   Corporation.(15)

     3.1(i)        Restated Certificate of Incorporation of Transpro, Inc.(2)

     3.1(ii)       By-laws of Transpro, Inc., as amended.(11)

     4.1           Form of Rights Agreement between the Company and American Stock Transfer & Trust
                   Company, as assignee of the First National Bank of Boston, as Rights Agent (including form of Certificate of Designations of Series A Junior Participating Preferred Stock and
                   form of Rights Certificate).(1)

     4.2           Form of Revolving Credit Agreement between the Company and Certain lending
                   Institutions or Banks, BankBoston, N.A., as Agent.(1)

     4.3           First Amendment to Revolving Credit Agreement between the Company and Certain
                   Lending Institutions or Banks, BankBoston N.A. as Agent.(4)

  4.4        Waiver and Second Amendment to Revolving Credit Agreement between the Company and Certain Lending Institutions or Banks, BankBoston, N.A., as Agent.(4)

  4.5        Third Amendment to Revolving Credit Agreement between the Company and Certain
             Lending Institutions or Banks, BankBoston N.A. as Agent.(5)

  4.6        Limited Waiver and Fourth Amendment to Revolving Credit Agreement between the
             Company and Certain Lending Institutions or Banks, BankBoston, N.A., as Agent.(7)

  4.7        Forbearance Agreement dated as of August 18, 2000.(8)

  4.8        Forbearance Agreement dated as of September 29, 2000.(8)

  4.9        Forbearance Agreement dated as of November 15, 2000.(9)

  4.10       Forbearance Agreement dated as of December 20, 2000.(9)

  4.11       Loan and Security Agreement dated as of January 4, 2001, by and between Congress
             Financial Corporation (New England) as Lender and Transpro, Inc., Ready-Aire, Inc.,
             and GO/DAN Industries, Inc. as Borrowers.(9)

  4.12       First Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(10)

  4.13       Second Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(10)

  4.14       Third Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(12)

  4.15       Fourth Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(12)

  4.16       Fifth Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(12)

  4.17       Sixth Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(12)

  4.18       Seventh Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(13)

  4.19       Eighth Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(14)

  4.20       Ninth Amendment to Loan and Security Agreement with Congress Financial
             Corporation.(15)

             The Company is a party to certain other long-term debt agreements each of which does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file such agreements upon request from the
             Securities and Exchange Commission.

  10.1       Transpro, Inc. 1995 Stock Plan.(1)

  10.2       Form of Stock Option Agreement under the 1995 Stock Plan.(1)

  10.3       Form of Transpro, Inc. 1995 Non-employee Directors Stock Option Plan.(1)

  10.4       Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option
             Plan.(1)

 10.5       Form of Contribution Agreement between Allen and the Company.(1)

  10.6        Form of Instrument of Assumption of the Company.(1)

  10.7        Form of Indemnification Agreement.(1)

  10.8        Form of Employment Agreement between the Company and Henry P. McHale.(1)

  10.9        Amendment No. 1 to Employment Agreement between the Company and Henry P.
              McHale.(3)

  10.10       Separation and Release Agreement dated December 18, 2000 between the Company and
              Henry P. McHale.(9)

  10.11       Form of Key Employee Severance Policy.(1)

  10.12       Letter Agreement, dated December 15, 1992 between Jeffrey J. Jackson and GO/DAN
              Industries.(1)

  10.13       Employment Agreement between the Company and Charles E. Johnson.(10)

  21.1        Subsidiaries of the Company.

  23          Consent of PricewaterhouseCoopers LLP.

  24          Powers of Attorney (included on signature page).

----------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).

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

(8) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 1-13894).

(9)   Incorporated by reference to the Company's 2000 Form 10-K (File No.
      1-13894).

(10) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13894).

(11) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13894).

(12)  Incorporated by reference to the Company's 2001 Form 10-K (File 1-13894).

(13)  Incorporated by reference to the Company's Form 8-K filed September 20,
      2002.


(14)  Incorporated by reference to the Company's Form 8-K filed November 22,
      2002.


(15)  Incorporated by reference to the Company's Form 8-K filed December 27,
      2002.

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


Date: March 19, 2003


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



            /S/ WILLIAM J. ABRAHAM, JR.                       March 19, 2003
------------------------------------------------
             William J. Abraham, Jr., Director

               /S/ BARRY R. BANDUCCI                          March 19, 2003
------------------------------------------------
            Barry R. Banducci, Director

              /S/ PHILIP WM. COLBURN                          March 19, 2003
------------------------------------------------
                Philip Wm. Colburn, Director

              /S/ CHARLES E. JOHNSON                          March 19, 2003
------------------------------------------------
               Charles E. Johnson, President,
           Chief Executive Officer and Director

                /S/ PAUL R. LEDERER                           March 19, 2003
------------------------------------------------
             Paul R. Lederer, Director

                /S/ SHARON M. OSTER                           March 19, 2003
------------------------------------------------
             Sharon M. Oster, Director

                 /S/ F. ALAN SMITH                            March 19, 2003
------------------------------------------------
              F. Alan Smith, Director

               /S/ RICHARD A. WISOT                           March 19, 2003
------------------------------------------------
                 Richard A. Wisot
            Vice President, Treasurer,
           Secretary and Chief Financial Officer
              Principal Financial and
                Accounting Officer

                                CERTIFICATIONS


I, Charles E. Johnson, certify that:


1. I have reviewed this annual report on Form 10-K of Transpro, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 19, 2003                       /s/ Charles E. Johnson
                                           -------------------------------------
                                           Charles E. Johnson
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

I, Richard A. Wisot, certify that:


1. I have reviewed this annual report on Form 10-K of Transpro, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 19, 2003         /s/ Richard A. Wisot
                             ------------------------------------------------
                             Richard A. Wisot
                             Vice President, Treasurer, Secretary, and
                             Chief Financial Officer (Principal Financial
                             and Accounting Officer)