Form 10-Q
period 2003-03-31
TRANSPRO INC
filed 2003-05-14
CIK 948844

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

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate  by  check  mark  whether  the  Registrant  is an accelerated  filer  (as  defined  in  Rule  12b-2  of  the
     Exchange Act).  Yes [   ]  No [ X]

         The number of shares of common stock, $.01 par value, outstanding as of May 9, 2003 was 7,106,023. Exhibit Index is on page 14 of this report.

================================================================================

                                      INDEX


                                                                            PAGE

PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Condensed Consolidated Statements of Operations for the
                       Three Months Ended March 31, 2003 and 2002             3

                     Condensed Consolidated Balance Sheets at March 31,
                       2003 and December 31, 2002                             4

                     Condensed Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 2003 and 2002             5

                     Notes to Condensed Consolidated Financial Statements     6

          Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   10

          Item 3.    Quantitative and Qualitative Disclosures About
                       Market Risk                                           13

          Item 4.    Controls and Procedures                                 13

PART II.  OTHER INFORMATION

          Item 4.    Submission of Matters to a Vote of Security Holders     14

          Item 6.    Exhibits and Reports on Form 8-K                        14

          Signatures                                                         15

          Certifications                                                     16

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                                        Three Months
(in thousands, except per share amounts)                                          Ended March 31,
                                                                            ----------------------------
                                                                               2003            2002
                                                                            ------------    ------------
Net sales                                                                       $52,700        $ 50,962
Cost of sales                                                                    45,509          41,361
                                                                            ------------    ------------
Gross margin                                                                      7,191           9,601
Selling, general and administrative expenses                                     10,662           8,613
Restructuring and other special charges                                             418              67
                                                                            ------------    ------------
Operating (loss) income                                                          (3,889)            921
Interest expense                                                                    849             818
                                                                            ------------    ------------
(Loss) income before taxes and cumulative effect of accounting change            (4,738)            103
Income tax benefit                                                                 (403)         (3,653)
                                                                            ------------    ------------
(Loss) income before cumulative effect of accounting change                      (4,335)          3,756
Cumulative effect of accounting change, net of tax                                   --          (4,671)
                                                                            ------------    ------------
Net loss                                                                       $ (4,335)         $ (915)
                                                                            ============    ============

Basic (loss) income per common share:
       Before cumulative effect of accounting change                            $ (0.61)         $ 0.54
       Cumulative effect of accounting change                                        --           (0.67)
                                                                           -------------    ------------
       Net loss per common share                                                $ (0.61)        $ (0.13)
                                                                           =============    ============

Diluted (loss) income per common share:
       Before cumulative effect of accounting change                            $ (0.61)         $ 0.52
       Cumulative effect of accounting change                                        --           (0.65)
                                                                           -------------    ------------
       Net loss per common share                                                $ (0.61)        $ (0.13)
                                                                           =============    ============

Weighed average common shares -- basic                                            7,106           6,982
                              -- diluted                                          7,106           7,162


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                        March 31,    December 31,
                                           ASSETS                          2003          2002
                                                                         ---------    ------------
                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                           $    500      $    155
     Accounts receivable (less allowances of $3,299 and $2,996)            52,378        54,724
     Inventories:
         Raw material and component parts                                  19,407        17,814
         Work in process                                                    1,443         1,219
         Finished goods                                                    50,600        45,594
                                                                         --------      --------
              Total inventories                                            71,450        64,627
                                                                         --------      --------
     Assets held for sale                                                   3,569           --
     Other current assets                                                   4,642         5,497
                                                                         --------      --------
Total current assets                                                      132,539       125,003
                                                                         --------      --------
Property, plant and equipment                                              67,810        73,630
Accumulated depreciation and amortization                                  44,922        47,078
                                                                         --------      --------
               Net property, plant and equipment                           22,888        26,552
                                                                         --------      --------
Other assets                                                                8,650         8,605
                                                                         --------      --------
Total assets                                                             $164,077      $160,160
                                                                         ========      ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt         $ 53,556      $ 52,329
     Accounts payable                                                      32,470        22,577
     Accrued liabilities                                                   18,914        17,290
                                                                         --------      --------
Total current liabilities                                                 104,940        92,196
                                                                         --------      --------
Long-term liabilities:
     Long-term debt                                                         2,087         7,267
     Other long-term liabilities                                           13,165        12,459
                                                                         --------      --------
Total long-term liabilities                                                15,252        19,726
                                                                         --------      --------
Commitments and contingent liabilities Stockholders' equity:
     Preferred stock, $.01 par value:  authorized 2,500,000 shares;
        issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
            authorized 200,000 shares; issued and outstanding -- none at
            March 31, 2003 and December 31, 2002                               --            --
         Series B convertible preferred stock,  $.01 par value:
            authorized 30,000 shares; issued and outstanding; -- 12,781 shares at March 31, 2003 and December 31, 2002
            (liquidation preference $1,278)                                    --            --

     Common Stock, $.01 par value: authorized 17,500,000 shares;
       7,147,959 shares issued at March 31, 2003 and December 31,
       2002; 7,106,023 shares outstanding at March 31, 2003 and
       December 31, 2002                                                       71            71
     Paid-in capital                                                       55,041        55,041
     Accumulated deficit                                                   (6,720)       (2,367)
     Accumulated other comprehensive loss                                  (4,492)       (4,492)
     Treasury stock, at cost, 41,936 shares at March 31, 2003 and
       December 31, 2002                                                      (15)          (15)
                                                                         --------      --------
Total stockholders' equity                                                 43,885        48,238
                                                                         --------      --------
Total liabilities and stockholders' equity                               $164,077      $160,160
                                                                         ========      ========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                            Three Months Ended
(Amounts in thousands)                                                      March 31,
                                                                      ---------------------
                                                                        2003         2002
                                                                      -------       -------
Cash flows from operating activities:
     Net loss                                                         $(4,335)      $  (915)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
         Depreciation and amortization                                  1,577         1,224
         Cumulative effect of accounting change                            --         4,671
         Provision for uncollectible accounts receivable                  313           445
         Non-cash restructuring charges                                    46            --
     Changes in operating assets and liabilities:
         Accounts receivable                                            2,033        (8,599)
         Inventories                                                   (6,823)        2,552
         Accounts payable                                               9,893          (136)
         Accrued expenses                                               1,624         1,661
         Other                                                            412        (3,512)
                                                                      -------       -------
Net cash provided by (used in) operating activities                     4,740        (2,609)
                                                                      -------       -------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                  (399)       (1,175)
                                                                      -------       -------
Net cash used in investing activities                                    (399)       (1,175)
                                                                      -------       -------

Cash flows from financing activities:
     Dividends paid                                                       (16)          (23)
     Net (repayments) borrowings under revolving credit facility       (3,772)        4,322
     Repayments of term loan and capitalized lease obligations           (181)         (238)
     Deferred debt issuance costs                                         (27)          (51)
                                                                      -------       -------
Net cash (used in) provided by financing activities                    (3,996)        4,010
                                                                      -------       -------

Increase in cash and cash equivalents                                     345           226
     Cash and cash equivalents at beginning of period                     155           150
                                                                      -------       -------
     Cash and cash equivalents at end of period                       $   500       $   376
                                                                      =======       =======


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 including the audited financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior amounts to conform to current year presentations.

NOTE 2 - STOCK COMPENSATION COSTS

         The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the pro forma net loss and loss per share for the three months ended March 31, would have been as follows:

(in thousands, except per share amounts)                 2003              2002
                                                       --------         --------
Net loss:
As reported                                            $(4,335)          $ (915)
Pro forma                                              $(4,399)         $(1,009)

Basic net loss per common share:
As reported                                             $(0.61)          $(0.13)
Pro forma                                               $(0.62)          $(0.14)

Diluted net loss per common share:
As reported                                             $(0.61)          $(0.13)
Pro forma                                               $(0.62)          $(0.14)

NOTE 3 - COMPREHENSIVE LOSS

         For the three months ended March 31, 2003 and 2002, other comprehensive loss was comprised of the reported net loss for the period of $4.3 million and $0.9 million, respectively.

NOTE 4 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         During the third quarter of 2001, the Company implemented a restructuring program designed around its business initiatives to improve operating performance. The program, which is expected to continue through 2003, includes the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings.

         As a part of the program, the Company recorded restructuring and other special charges of $0.4 million during the first quarter of 2003. A summary of this charge is as follows:

                             Balance at        Charge to      Cash      Non-Cash    Balance at
                          December 31, 2002   Operations    Payments   Write-off   March 31, 2003
                          -----------------   ----------    --------   ---------   --------------
Workforce related                 $475             $233       $(378)        $--         $330
Facility consolidations            162              139        (138)         --          163
Asset write-down                    --               46          --         (46)          --
                                -------          -------   ----------   --------      -------
Total                             $637             $418       $(516)       $(46)        $493
                                =======          =======   ==========   ========      =======

         The workforce-related charge reflects the elimination of 15 salaried and hourly positions within the OEM and aftermarket segments during 2003. Cash payments are expected to continue through the end of 2003.

         The facility consolidation charges represent inventory and machinery movement, lease termination and facility exit expenses associated with the closure of one Automotive and Light Truck segment branch facility as part of the redesign of the Company's distribution system and two Heavy Duty Aftermarket manufacturing plants. Cash payments are expected to continue through 2003 as a result of costs associated with idle facilities.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement was effective for the Company on January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal and exit activities, including restructuring, and was effective for the Company on January 1, 2003. SFAS 146 requires that certain exit or disposal costs be recorded as operating expenses when incurred as opposed to being accrued at the time there is a commitment to an exit plan as required by EIFT Issue 94-3. The restructuring activities initiated in 2003 have been accounted for in accordance with SFAS 146.

         During December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods for determining compensation expense and amends quarterly and annual disclosure requirements. The Company has adopted the disclosure provisions in its year-end and interim reporting.

NOTE 6 - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per share:

(in thousands, except per share data)

                                                                                                          Three Months
                                                                                                         Ended March 31,
                                                                                                ---------------------------------
                                                                                                     2003              2002
                                                                                                ---------------   ---------------

Numerator:
(Loss) income before cumulative effect of accounting change                                           $ (4,335)          $ 3,756
Deduct preferred stock dividend                                                                             16                23
                                                                                                ---------------   ---------------
(Loss) income before cumulative effect of accounting change (attributable)
    available to common stockholders -- basic                                                           (4,351)            3,733

Cumulative effect of accounting change, net of tax                                                          --            (4,671)
                                                                                                ---------------   ---------------
Net loss attributable to common stockholders -- basic                                                 $ (4,351)           $ (938)
                                                                                                ===============   ===============
(Loss) income before cumulative effect of accounting change (attributable)
    available to common shareholders ? basic                                                          $ (4,351)           $3,733

Add back preferred stock dividend                                                                           --                23
                                                                                                ---------------   ---------------
(Loss) income before cumulative effect of accounting change                                             (4,351)            3,756
Cumulative effect of accounting change, net of tax                                                          --            (4,671)
                                                                                                ---------------   ---------------
Net loss attributable to common stockholders - diluted                                                $ (4,351)           $ (915)
                                                                                                ===============   ===============
Denominator:
Weighted average common shares -- basic                                                                  7,106             6,982
Dilutive effect of Series B preferred stock                                                                 --               154
Dilutive effect of stock options                                                                            --                26
                                                                                                ---------------   ---------------
Adjusted weighted average common shares and equivalents -- diluted                                       7,106             7,162
                                                                                                ===============   ===============
Basic (loss) income per common share:
     Before cumulative effect of accounting change                                                      $(0.61)           $ 0.54
     Cumulative effect of accounting change                                                                 --             (0.67)
                                                                                                ---------------   ---------------
     Net loss per common share                                                                          $(0.61)          $ (0.13)
                                                                                                ===============   ===============
Diluted (loss) income per common share:
     Before cumulative effect of accounting change                                                      $(0.61)           $ 0.52
     Cumulative effect of accounting change                                                                 --             (0.65)
                                                                                                ---------------   ---------------
     Net loss per common share                                                                          $(0.61)          $ (0.13)
                                                                                                ===============   ===============


         The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended March 31, 2003 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share from operations for the period.
         Certain options to purchase common stock were outstanding during the three months ended March 31, 2003 and 2002, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                          Three Months Ended March 31,
                                -----------------------------------------------
                                        2003                      2002
                                ---------------------     ---------------------

Options outstanding                    83,800                    91,300
Range of exercise prices        $5.50 - $11.75               $5.50 - $11.75

NOTE 7 - BUSINESS SEGMENT DATA

         The Company is organized into two strategic business groups ("SBG") based on the type of customer served -- Automotive and Light Truck, and Heavy Duty. The Automotive and Light Truck SBG is comprised of a heat exchange unit and a temperature control products unit, both serving the aftermarket. The Heavy Duty SBG consists of an OEM and Aftermarket unit, both serving the heavy duty marketplace. Prior year results have been reclassified to reflect the current year classification of expenses. The table below sets forth information about the reported segments:

                                                  Three Months
                                                 Ended March 31,
                                          --------------------------
                                                2003         2002
                                          ------------- ------------

Trade sales:
Automotive and Light Truck                     $39,096      $35,404
Heavy Duty                                      13,604       15,558

Intersegment transfers:
Automotive and Light Truck                         855          888
Heavy Duty                                          --           --
Eliminations                                      (855)        (888)
                                          ------------- ------------
  Total sales                                  $52,700      $50,962
                                          ============= ============

Operating (loss) income:
Automotive and Light Truck                      $ (632)      $2,198
Restructuring and other special charges            (60)         (16)
                                          ------------- ------------
   Automotive and Light Truck total               (692)       2,182
                                          ------------- ------------
Heavy Duty                                      (1,350)          78
Restructuring and other special charges           (358)         (51)
                                          ------------- ------------
   Heavy Duty total                             (1,708)          27
                                          ------------- ------------
Corporate expenses                              (1,489)      (1,288)
                                          ------------- ------------
   Total operating (loss) income              $ (3,889)       $ 921
                                          ============= ============

NOTE 8 - SALE OF BUILDING

         On May 1, 2003, the Company completed the sale of its headquarters facility in New Haven, Connecticut. In conjunction with the sale, the Company entered into a six-year lease for the office, test lab and tube mill space, which it currently occupies. The proceeds from the sale were used to repay the $5.0 million outstanding balance of the Industrial Revenue Bond ("IRB") on the facility. In the balance sheet at March 31, 2003, the net book value of the land and building has been classified as a current asset and the amount of the IRB outstanding as a current liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2003 VERSUS QUARTER ENDED MARCH 31, 2002

         Sales for the first quarter of 2003 of $52.7 million were $1.7 million or 3.4% above last year. The Automotive and Light Truck segment had sales of $39.1 million, which were $3.7 million or 10.4% above 2002. Heat Exchange product sales were 7.5% higher in the first quarter of 2003 reflecting the impact of customers added during 2002 as well as the Fedco Automotive Components Company ("Fedco") acquisition. The first quarter of 2002 had benefited from program initiations by several major customers which had been postponed from the fourth quarter of 2001, product line extensions by several major customers, as well as improved underlying sell through of our heat exchange products. In addition, temperature control product sales were up 28.3% due to significant growth with many of the new customers added in 2002 as well as the addition of new business in 2003. Heavy Duty segment sales in the first quarter of 2003 were $13.6 million, $2.0 million or 12.6% below last year. The year-over-year decline was primarily attributable to continued softness in both the Heavy Duty Aftermarket and Original Equipment markets as well as lower sales to Kenworth during the restart of the Class 8 heavy duty radiator program.

         Gross margin, as a percentage of sales, was 13.6% versus 18.8% in the first quarter last year. The decline in gross margin was the result of production cutbacks, which the Company instituted in our Automotive and Light Truck segment in the fourth quarter of 2002, in order to bring inventory levels more in line with expected demand at that time. These cutbacks resulted in a higher actual inventory cost at the end of fiscal 2002 and have translated into a $2.6 million reduction in margin and profit levels during the first quarter of 2003 as the products were sold. Gross margins are anticipated to improve throughout the remainder of 2003 as a result of continuing cost reduction initiatives, integrating the Fedco acquisition, fully utilizing the Company's new aluminum tube mill, continuing the rationalization of "make versus buy" strategies on product sourcing and increasing internal production of aluminum cores.

         Selling, general and administrative expenses increased as a percentage of sales to 20.2% from 16.9% in the first quarter of 2002, primarily due to our continued investment in major systems improvements, as well as the amortization of prior period system development costs. The increase also reflects operating expenses of Fedco prior to the completion of the integration program. As of April 1, 2003, all of Fedco's customer service and administrative functions had been consolidated into existing functions in New Haven.

         During the first quarter of 2003, the Company announced the closure of two regional Heavy Duty Aftermarket manufacturing plants in North Kansas City, Missouri and Phoenix, Arizona and the closure of the Charlotte, North Carolina branch. Restructuring charges of $0.4 million represent severance and stay pay provisions earned during the quarter as well as other costs associated with the facility closures. These closures mark the completion of the $7 million program announced in the third quarter of 2001. While actions that comprised the program have been essentially completed, restructuring charges will be reported throughout the remainder of 2003 as the costs associated with these actions are incurred.

         Interest costs were 3.8% higher than last year as higher average debt levels more than offset the impact of lower interest rates. Average rates on our revolving credit facility were 4.25% for the first quarter of 2003 versus 6.25% for the same period last year.

         The effective tax rate in both 2003 and 2002 reflects only a state and foreign provision as the reversal of the deferred tax valuation allowance will offset any federal tax provision. During March 2002, tax legislation was enacted, which included a provision that allows pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of two years. As a result, the Company recorded a tax benefit in the first quarter of 2002 of $3.8 million, which reflects a reduction in the deferred tax valuation allowance.

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement was effective for years beginning after December 15, 2001, the Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company determined that there was a transitional impairment loss relating to the valuation of the goodwill recorded by its Automotive and Light Truck segment. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, was expensed in the consolidated results of operations in the first quarter of 2002. This write-off had no impact on cash flow from operations.

         Loss before the cumulative effect of the accounting change was $4.3 million, or $0.61 per basic and diluted share in 2003 versus income of $3.8 million or $0.54 per basic and $0.52 per diluted share in 2002. The net loss for the first quarter of 2003 was $4.3 million or $0.61 per basic and diluted share versus a net loss of $0.9 million or $0.13 per basic and diluted share in 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities was $4.7 million in the first quarter of 2003. Accounts receivable levels decreased by $2.0 million as the Company accelerated the collection of customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution. The collection of $4.0 million was accelerated during the quarter in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers. Inventory levels grew $6.8 million due to higher anticipated near term sales, the push-out of orders by certain customers and the Company's efforts to enhance its high level of customer service. Accounts payable rose by $9.9 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles. During the first three months of 2002, operations used $2.6 million of cash. Accounts receivable in 2002 grew by $8.6 million due to the higher sales levels and a shift in receivable mix towards longer payment cycles. This impact was partially offset by a $2.6 million decrease in inventory.

         The $0.4 million of capital spending during the first quarter of 2003 was primarily in the Automotive and Light Truck segment. The Company expects that expenditures for the year will be up to $7.0 million reflecting expenditures for computer system improvements and to increase our in-house production capabilities as well as to support expanded capacity at our Buffalo aluminum heater core facility.

         Borrowings under the Company's Revolving Credit Agreement declined by $3.8 million reflecting the utilization of cash generated by operating activities. At March 31, 2003, the Company had $2.8 million available for future borrowings under its Loan Agreement with Congress Financial Corporation.

         On May 1, 2003, the Company completed a transaction in which it sold the New Haven, Connecticut facility and entered into a six-year lease for the currently occupied office, test facility and tube mill space. The proceeds from the sale were used to repay the $5.0 million Industrial Revenue Bond on the facility. The following table containing the Company's outstanding material contractual obligations as of December 31, 2002, which appeared in the Company's Annual Report on Form 10-K, has been updated to reflect the

Industrial Revenue Bond repayment. There were no other material changes in the Company's contractual obligations as of March 31, 2003.

                                                                          Payments Due by Period
                                         ------------------------------------------------------------------------------------------
                                          Less Than 1
         Type of Obligation                  Year            2-3 Years         4-5 Years          Over 5 Years            Total
-------------------------------------    --------------     -------------    ---------------    ------------------      -----------

Revolving credit facility(1)                  $ 51,294            $   --             $   --                $   --          $51,294
Term loan                                          900             2,100                 --                    --            3,000
Industrial revenue bond                          5,000                --                 --                    --            5,000
Capital lease obligations                          135               167                 --                    --              302
Operating leases                                 4,000             5,900              3,200                 4,121           17,221
                                         --------------     -------------    ---------------    ------------------      -----------
Total                                         $ 61,329            $8,167             $3,200                $4,121          $76,817
                                         ==============     =============    ===============    ==================      ===========

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

CRITICAL ACCOUNTING ESTIMATES

         The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement was effective for the Company on January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal and exit activities, including restructuring, and was effective for the Company on January 1, 2003. SFAS 146 requires that certain exit or disposal costs be recorded as operating expenses when incurred as opposed to being accrued at the time there is a commitment to an exit plan as required by EIFT Issue 94-3. The restructuring activities during the first quarter of 2003 were recorded in accordance with SFAS 146.

         During December 2003, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transitional and Disclosure" ("SFAS 148") which amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods for determining compensation expense and amends quarterly and annual disclosure requirements. The Company has adopted the disclosure provisions in its year-end and interim reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and the price of commodities used in our manufacturing process. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 1, 2003, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below.

         A vote was taken for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:


             Nominee                       For            Withheld
----------------------------------    --------------    --------------
Barry R. Banducci                         6,305,997            29,592
William J. Abraham, Jr.                   6,306,058            29,531
Philip Wm. Colburn                        6,305,363            30,226
Charles E. Johnson                        6,325,597             6,992
Paul R. Lederer                           6,326,589             9,000
Sharon M. Oster                           6,326,521             9,068
F. Alan Smith                             6,327,998             7,591

         A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2003. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

              For              Against          Abstain
       ------------------    ------------     ------------
          6,295,506           36,810            3,278

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 28, 2003, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits
             99.1 Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
             99.2 Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.
b)       Reports on Form 8-K
         The following reports on Form 8-K were filed during the first quarter of 2003:

         -- On January 27, 2003, a Form 8-K was filed containing two press releases as exhibits. The first press release announced that a webcast interview with Transpro CEO Charles Johnson would be featured on WallStreetReporter.com. The second press release announced that Transpro had signed a Consent Agreement with the State of Connecticut Department of Environmental Protection.
         -- On January 29, 2003, a Form 8-K was filed containing as an exhibit a press release announcing a plan to consolidate heater core capabilities as a result of the acquisition of Fedco Automotive Components Company.
         -- On February 26, 2003, a Form 8-K was filed containing as an exhibit a press release announcing the fourth quarter and year-end 2002 results.
         -- On March 28, 2003, a Form 8-K was filed containing as an exhibit a press release announcing that during the first quarter of 2003, the Company had or would be closing two manufacturing plants and one sales branch as part of the restructuring program announced in October 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TRANSPRO, INC.
                                (Registrant)


Date:    May 12, 2003           By:     /s/ Charles E. Johnson
                                        ----------------------------------------
                                        Charles E. Johnson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date:    May 12, 2003           By:     /s/ Richard A. Wisot
                                        ----------------------------------------
                                        Richard A. Wisot
                                        Vice President, Treasurer, Secretary,
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

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

Date:  May 12, 2003            /s/ Charles E. Johnson
                               -------------------------------------------------
                               Charles E. Johnson
                               President and Chief Executive Officer (Principal
                               Executive Officer)

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

Date:  May 12, 2003                    /s/ Richard A. Wisot
                                       -----------------------------------------
                                       Richard A. Wisot
                                       Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)