Form 10-Q
period 2003-06-30
TRANSPRO INC
filed 2003-08-12
CIK 948844

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

         The number of shares of common stock, $.01 par value, outstanding as of August 8, 2003 was 7,106,023. Exhibit Index is on page 17 of this report.


                                  Page 1 of 22


================================================================================

                                      INDEX


                                                                            PAGE

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Statements of Operations for
                    the Three and Six Months Ended June 30, 2003 and 2002      3

                    Condensed Consolidated Balance Sheets at June 30, 2003
                    and December 31, 2002                                      4

                    Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2003 and 2002                    5

                    Notes to Condensed Consolidated Financial Statements       6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                               15

          Item 4.   Controls and Procedures                                   15

PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders       17

          Item 6.   Exhibits and Reports on Form 8-K                          17

          Signatures                                                          18

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                                       Three Months                  Six Months
(in thousands, except per share amounts)                                         Ended June 30,               Ended June 30,
                                                                             ------------------------   ---------------------------
                                                                                2003         2002          2003           2002
                                                                             -----------  -----------   ------------  -------------
Net sales                                                                       $58,302     $ 62,472       $111,002      $113,434
Cost of sales                                                                    49,304       49,269         94,813        90,158
                                                                             ----------     --------      ---------     ---------
Gross margin                                                                      8,998       13,203         16,189        23,276
Selling, general and administrative expenses                                      9,680       10,496         20,342        19,581
Restructuring and other special charges                                             540          116            958           183
                                                                             ----------     --------      ---------     ---------
Operating (loss) income                                                          (1,222)       2,591         (5,111)        3,512
Interest expense                                                                  1,063          869          1,912         1,687
                                                                             ----------     --------      ---------     ---------
(Loss) income before taxes and cumulative effect of
     accounting change                                                           (2,285)       1,722         (7,023)        1,825
Income tax (benefit) provision                                                   (1,678)         177         (2,081)       (3,476)
                                                                             ----------     --------      ---------     ---------
(Loss) income before cumulative effect of accounting change                        (607)       1,545         (4,942)        5,301
Cumulative effect of accounting change, net of tax                                   --           --             --        (4,671)
                                                                             ----------     --------      ---------     ---------
Net (loss) income                                                                $ (607)     $ 1,545       $ (4,942)       $  630
                                                                             ==========     ========      =========     =========

Basic (loss) income per common share:
       Before cumulative effect of accounting change                             $(0.09)      $ 0.21        $ (0.70)      $  0.75
       Cumulative effect of accounting change                                        --           --             --         (0.67)
                                                                             ----------     --------      ---------     ---------
       Net (loss) income per common share                                        $(0.09)      $ 0.21        $ (0.70)      $  0.08
                                                                             ==========     ========      =========     =========

Diluted (loss) income per common share:
       Before cumulative effect of accounting change                             $(0.09)      $ 0.21        $ (0.70)      $  0.74
       Cumulative effect of accounting change                                        --           --             --         (0.65)
                                                                             ----------     --------      ---------     ---------
       Net (loss) income per common share                                        $(0.09)      $ 0.21        $ (0.70)      $  0.09
                                                                             ==========     ========      =========     =========

Weighed average common shares -- basic                                            7,106        6,982          7,106         6,982
                              -- diluted                                          7,106        7,230          7,106         7,192


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                                      June 30,       December 31,
                                              ASSETS                                                     2003             2002
                                                                                                    ---------------   --------------
                                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                                           $  230           $    155
     Accounts receivable (less allowances of $3,724 and $2,996)                                          48,193             54,724
     Inventories:
         Raw material and component parts                                                                19,717             17,814
         Work in process                                                                                  2,894              1,219
         Finished goods                                                                                  54,010             45,594
                                                                                                    ------------          --------
              Total inventories                                                                          76,621             64,627
                                                                                                    ------------          --------
     Other current assets                                                                                 5,542              6,303
                                                                                                    ------------          --------
Total current assets                                                                                    130,586            125,809
                                                                                                    ------------          --------
Property, plant and equipment                                                                            66,212             73,630
Accumulated depreciation and amortization                                                                43,521             47,078
                                                                                                    ------------          --------
       Net property, plant and equipment                                                                 22,691             26,552
                                                                                                    ------------          --------
Other assets                                                                                              8,513              8,605
                                                                                                    ------------          --------
Total assets                                                                                           $161,790           $160,966
                                                                                                    ============          ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                                        $52,396           $ 52,329
     Accounts payable                                                                                    34,469             22,577
     Accrued liabilities                                                                                 15,339             18,096
                                                                                                    ------------          --------
Total current liabilities                                                                               102,204             93,002
                                                                                                    ------------          --------
Long-term liabilities:
     Long-term debt                                                                                       1,827              7,267
     Other long-term liabilities                                                                         14,495             12,459
                                                                                                    ------------          --------
Total long-term liabilities                                                                              16,322             19,726
                                                                                                    ------------          --------
Commitments and contingent liabilities Stockholders' equity:
     Preferred stock, $.01 par value:  authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
               authorized 200,000 shares; issued and outstanding -- none at June
               30, 2003 and
               December 31, 2002                                                                             --                 --
         Series B convertible preferred stock,  $.01 par value:  authorized 30,000 shares;
               issued and outstanding; -- 12,781 shares at June 30, 2003 and December
               31, 2002 (liquidation preference $1,278)                                                      --                 --

     Common Stock, $.01 par value: authorized 17,500,000 shares; 7,147,959 shares issued at June 30, 2003 and December 31, 2002; 7,106,023 shares
         outstanding at June 30, 2003 and December 31, 2002                                                  71                 71
     Paid-in capital                                                                                     55,041             55,041
     Accumulated deficit                                                                                 (7,341)            (2,367)
     Accumulated other comprehensive loss                                                                (4,492)            (4,492)
     Treasury stock, at cost, 41,936 shares at June 30, 2003 and December 31, 2002                          (15)               (15)
                                                                                                    ------------          --------
Total stockholders' equity                                                                               43,264             48,238
                                                                                                                          ---------
                                                                                                    ------------
Total liabilities and stockholders' equity                                                             $161,790           $160,966
                                                                                                    ============          =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)                                                                  Six Months
(Amounts in thousands)                                                     Ended June 30,
                                                                      -------------------------
                                                                          2003           2002
                                                                      -----------     ---------
Cash flows from operating activities:
     Net (loss) income                                                  $(4,942)       $   630
     Adjustments to reconcile net (loss) income to net cash
        provided by (used for) operating activities:
         Depreciation and amortization                                    3,000          2,430
         Cumulative effect of accounting change                              --          4,671
         Provision for uncollectible accounts receivable                    787            765
         Non-cash restructuring charges                                      68             --
         Gain on sale of building                                           (45)            --
     Changes in operating assets and liabilities:
         Accounts receivable                                              5,744         24,036)
         Inventories                                                    (12,002)        (1,507)
         Accounts payable                                                11,892          6,981
         Accrued expenses                                                (3,029)         3,413
         Other                                                              410          1,447
                                                                        -------       --------
Net cash provided by (used for) operating activities                      1,883         (5,206)
                                                                        -------        -------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                  (1,548)        (3,385)
     Net proceeds from sale of building                                   5,178             --
                                                                        -------        -------
Net cash provided by (for) investing activities                           3,630         (3,385)
                                                                        -------        -------

Cash flows from financing activities:
     Dividends paid                                                         (32)           (47)
     Net borrowings under revolving credit facility                          66          9,177
     Repayment of Industrial Revenue Bond                                (5,000)            --
     Repayments of term loan and capitalized lease obligations             (439)          (472)
     Deferred debt issuance costs                                           (33)           (82)
                                                                        -------        -------
Net cash (used for) provided by financing activities                     (5,438)         8,576
                                                                        -------        -------

Increase (decrease) in cash and cash equivalents                             75            (15)
     Cash and cash equivalents at beginning of period                       155            150
                                                                        -------        -------
     Cash and cash equivalents at end of period                           $ 230        $   135
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior amounts to conform to the current year presentations.


NOTE 2 - STOCK COMPENSATION COSTS

         The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the pro forma net loss and loss per share would have been as follows:

                                                    Three Months               Six Months
                                                   Ended June 30,            Ended June 30,
                                                 --------------------       -------------------
(in thousands, except per share amounts)           2003         2002          2003        2002
                                                 -------       ------       -------      ------
Net (loss) income:
As reported                                        $(607)      $1,545       $(4,942)       $630
Pro forma                                          $(645)      $1,451       $(5,044)       $442

Basic net (loss) income per common share:
As reported                                       $(0.09)       $0.21        $(0.70)      $0.08
Pro forma                                         $(0.09)       $0.20        $(0.71)      $0.06

Diluted net (loss) income per common share:
As reported                                       $(0.09)       $0.21        $(0.70)      $0.09
Pro forma                                         $(0.09)       $0.20        $(0.71)      $0.06


NOTE 3 - COMPREHENSIVE (LOSS) INCOME

         For the three and six months ended June 30, 2003 and 2002, other comprehensive (loss) income was comprised of the reported net (loss) income for the period of $(0.6) million and $(4.9) million in 2003 and $1.5 million and $0.6 million in 2002, respectively.

NOTE 4 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         During the third quarter of 2001, the Company implemented a restructuring program designed around its business initiatives to improve operating performance. The program, which was completed during the second quarter of 2003, included the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a re-evaluation of our product offerings and manufacturing capacity. During the second quarter of 2003, the Company incurred costs at its Mexican facility as a result of the relocation of copper/brass heater production equipment acquired in the acquisition of Fedco Automotive Components Company ("Fedco") in December, 2002. In addition, the Company commenced a new program of cost reduction actions which included the elimination of salaried positions across all Strategic Business Units. Costs under these programs are expected to continue through the end of 2003.

         During the first half of 2003, the Company recorded restructuring and other special charges of $1.0 million. A summary of these charges is as follows:

                              Balance at
                             December 31,      Charge to         Cash        Non-Cash       Balance at
                                 2002         Operations      Payments      Write-off      June 30, 2003
                            -------------    ------------   -----------    -----------    ---------------

Workforce related                $475           $563         $ (761)             $--            $277
Facility consolidations           162            327           (362)              --             127
Asset write-down                   --             68              --            (68)              --
                               -------       --------       ---------       ---------         -------
Total                            $637           $958        $(1,123)          $ (68)            $404
                               =======       ========       =========       =========         =======

         The workforce-related charge reflects the elimination of 52 salaried and hourly positions within the Heavy Duty and Automotive and Light Truck segments during 2003. Cash payments are expected to continue through the end of 2003.

         The facility consolidation charges represent inventory and machinery movement, lease termination and facility exit expenses associated with the closure of one Automotive and Light Truck segment branch facility as part of the redesign of the Company's distribution system and two Heavy Duty Aftermarket manufacturing plants. In addition, it reflects costs to move equipment acquired in the Fedco acquisition to our existing facility in Mexico. Cash payments are expected to continue through 2003.


NOTE 5 - SALE OF BUILDING

         On May 1, 2003, the Company completed the sale of its headquarters facility in New Haven, Connecticut. In conjunction with the sale, the Company entered into a six-year lease for the office, test lab and tube mill space, which it currently occupies. The proceeds from the sale were used to repay the $5.0 million outstanding balance of the Industrial Revenue Bond ("IRB") on the facility. The gain on the sale of the building, of approximately $1.6 million, will be recognized as income equally over the six-year term of the lease. The minimum lease obligation under the lease agreement is $0.3 million per year or $2.0 million for the full term of the lease.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

         During December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods for determining compensation expense and amends quarterly and annual disclosure requirements. The Company has adopted the disclosure provisions of SFAS No.148 in its year-end and interim reporting.

NOTE 7 - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per share:

(in thousands, except per share data)

                                                                   Three Months          Six Months
                                                                  Ended June 30,         Ended June 30,
                                                              ---------------------   -------------------
                                                                2003          2002      2003       2002
                                                              --------     --------   --------   --------
Numerator:
(Loss) income before cumulative effect of accounting change     $  (607)   $ 1,545    $(4,942)   $ 5,301
Deduct preferred stock dividend                                     (16)       (24)       (32)       (47)
                                                                -------    -------    -------    -------
(Loss) income before cumulative effect of accounting change
     (attributable)  available to common stockholders - basic      (623)     1,521     (4,974)     5,254

Cumulative effect of accounting change, net of tax                 --         --         --       (4,671)
                                                                -------    -------    -------    -------
Net (loss) income  (attributable) available to common
     stockholders - basic                                       $  (623)   $ 1,521    $(4,974)   $   583
                                                                =======    =======    =======    =======
(Loss) income before cumulative effect of accounting change
     (attributable) available to common stockholders - basic    $  (623)   $ 1,521    $(4,974)   $ 5,254

Add back preferred stock dividend                                  --           24       --           47
                                                                -------    -------    -------    -------
(Loss) income before cumulative effect of accounting change        (623)     1,545     (4,974)     5,301
Cumulative effect of accounting change, net of tax                 --         --         --       (4,671)
                                                                -------    -------    -------    -------
Net (loss) income (attributable) available to common
     stockholders - diluted                                     $  (623)   $ 1,545    $(4,974)   $   630
                                                                =======    =======    =======    =======
Denominator:
Weighted average common shares-- basic                            7,106      6,982      7,106      6,982
Dilutive effect of Series B preferred stock                        --          159       --          156
Dilutive effect of stock options                                   --           89       --           54
                                                                -------    -------    -------    -------
Adjusted weighted average common shares and equivalents
    -- diluted                                                    7,106      7,230      7,106      7,192
                                                                =======    =======    =======    =======
Basic (loss) income per common share:
     Before cumulative effect of accounting change              $ (0.09)   $  0.21    $ (0.70)   $  0.75
     Cumulative effect of accounting change                        --         --         --        (0.67)
                                                                -------    -------    -------    -------
     Net (loss) income per common share                         $ (0.09)   $  0.21    $ (0.70)      0.08
                                                                =======    =======    =======    =======
Diluted (loss) income per common share:
     Before cumulative effect of accounting change              $ (0.09)   $  0.21    $ (0.70)   $  0.74
     Cumulative effect of accounting change                        --         --         --        (0.65)
                                                                -------    -------    -------    -------
     Net (loss) income per common share                         $ (0.09)   $  0.21    $ (0.70)   $  0.09
                                                                =======    =======    =======    =======

         The weighted average basic common shares outstanding were used in the calculation of the diluted loss per common share for the three and six months ended June 30, 2003 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share from operations for the periods.

         Certain options to purchase common stock were outstanding during the three and six months ended June 30, 2003 and 2002, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                                 Three Months Ended June 30,                     Six Months Ended June 30,
                                          -------------------------------------------    -------------------------------------------
                                                 2003                   2002                    2003                    2002
                                          -------------------    --------------------    --------------------    -------------------
Options outstanding                            301,000                 91,300                  80,300                 317,000
Range of exercise prices                  $4.72 - $11.75           $5.50 - $11.75          $5.50 - $11.75          $4.72 - $11.75


NOTE 8 - BUSINESS SEGMENT DATA

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


                                                 Three Months              Six Months
                                                Ended June 30,            Ended June 30,
                                            ----------------------    -------------------------
                                              2003         2002          2003          2002
                                            --------     ---------    ----------    -----------

Trade sales:
Automotive and Light Truck                 $  43,222     $  44,865     $  82,318     $  80,269
Heavy Duty                                    15,080        17,607        28,684        33,165

Intersegment transfers:
Automotive and Light Truck                       865           744         1,720         1,632
Heavy Duty                                      --            --            --            --
Eliminations                                    (865)         (744)       (1,720)       (1,632)
                                           ---------     ---------     ---------     ---------
  Total net sales                          $  58,302     $  62,472     $ 111,002     $ 113,434
                                           =========     =========     =========     =========

Operating (loss) income:
Automotive and Light Truck                 $     425     $   4,294     $    (207)    $   6,492
Restructuring and other special charges         (326)           34          (386)           18
                                           ---------     ---------     ---------     ---------
   Automotive and Light Truck total               99         4,328          (593)        6,510
                                           ---------     ---------     ---------     ---------
Heavy Duty                                        (8)           35        (1,358)          113
Restructuring and other special charges         (214)         (150)         (572)         (201)
                                           ---------     ---------     ---------     ---------
   Heavy Duty total                             (222)         (115)       (1,930)          (88)
                                           ---------     ---------     ---------     ---------
Corporate expenses                            (1,099)       (1,622)       (2,588)       (2,910)
                                           ---------     ---------     ---------     ---------
   Total operating (loss) income           $  (1,222)    $   2,591     $  (5,111)    $   3,512
                                           =========     =========     =========     =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED JUNE 30, 2003 VERSUS QUARTER ENDED JUNE 30, 2002

         Sales for the second quarter of 2003 of $58.3 million were $4.2 million or 6.7% below last year. The Automotive and Light Truck segment had sales of $43.2 million, which were $1.6 million or 3.7% below 2002. Heat Exchange product sales were 0.3% below last year, while temperature control product sales were 16.7% below a year ago. These declines reflect actions taken by Aftermarket customers to reduce inventories and the effect of unusually cool, wet, milder than normal weather conditions, which reduced demand for the Company's products. These factors more than offset the positive contributions of new sales programs introduced since last year and the acquisition of Fedco Automotive Components Company ("Fedco"), which together generated revenues of approximately $7.0 million during the second quarter of 2003. Heavy Duty segment sales in the second quarter of 2003 were $15.1 million, $2.5 million or 14.4% below last year. Sales in the Heavy Duty OEM Unit were down 19.9% as expected, due to the phase out in late 2002 of certain customer programs. New customer programs replacing those phased out will not be solidly in place until the fourth quarter of 2003. In addition, sales in 2002 benefited from higher volumes reflecting customer purchases in anticipation of heavy truck engine changes caused by new emission regulations, which became effective in the fourth quarter of 2002. Both weather and a weak general industrial market adversely impacted Heavy Duty Aftermarket Unit sales during the period.

         Gross margin, as a percentage of sales, was 15.4% versus 21.1% in the second quarter last year. Lower sales volumes in all segments resulted in lower absorption of fixed overhead costs. In addition, the Automotive and Light Truck Group experienced start-up delays at the Company's new aluminum tube mill operation, which required the purchase of more expensive tubing from outside suppliers, increasing tube and radiator core manufacturing costs during the period. Margins were also adversely impacted by the sale of the remaining higher cost inventory produced during the fourth quarter of 2002 and a new round of price competition in our heat exchange market driven by the overall soft market conditions. Gross margins are anticipated to improve during the second half of 2003 as a result of continuing the Company's cost reduction initiatives, integrating the Fedco acquisition, improving the utilization of the Company's new aluminum tube mill, continuing the rationalization of "make versus buy" strategies on product sourcing and increasing internal production of aluminum cores.

         Selling, general and administrative expenses decreased as a percentage of sales to 16.6% from 16.8% in the second quarter of 2002. The decrease in expenses primarily reflects the Company's cost reduction programs and accrual adjustments to reflect current business conditions.

         During the second quarter of 2003, the Company recorded $0.5 million in restructuring and special charges. These charges primarily reflect the closure of Transpro's Heavy Duty plant in Phoenix, Arizona, and the Company's branch consolidation activities, in connection with the previously announced completion of its $7.0 million restructuring program. In addition, the Company recorded accrued severance due to headcount reductions taken during the second quarter, along with costs related to the integration of the Fedco copper/brass heater core production into our existing Mexico facility. In the second quarter of 2002, the Company recorded restructuring charges of $0.1 million. The Company expects to incur restructuring charges in the third quarter, which will include further headcount reductions along with costs associated with the move of the Fedco copper/brass production to Mexico. The headcount reductions to be made during 2003 are expected to lower expenses by $2.4 million on an annualized basis.

         Interest costs were $0.2 million higher than last year as higher average debt levels more than offset the impact of lower interest rates. Average rates on our revolving credit facility were 4.25% for the second quarter of 2003 versus 6.25% for the same period last year, while average borrowings for the quarter were $56.5 million in 2003 compared with $39.6 million a year ago. Discounting charges associated with the customer-sponsored vendor program administered by a financial institution are included in interest expense.

         During the second quarter of 2003, the Company recorded a tax benefit of $1.7 million. This included an adjustment to the effective tax rate to reflect the expected rate at year-end along with an additional $0.7 million of refundable income taxes as a result of filing the Company's 2002 Federal Income Tax return. The effective tax rate in both 2003 and 2002 reflects only a state and foreign provision, as the reversal of the deferred tax valuation allowance will offset any federal tax provision.

         The net loss was $0.6 million, or $0.09 per basic and diluted share in 2003 versus income of $1.5 million or $0.21 per basic and diluted share in 2002.


SIX MONTHS ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002

         For the six months ended June 30, 2003, net sales of $111.0 million were 2.1% below a year ago. Automotive and Light Truck Group sales were up 2.6% as the first quarter gains in both heat exchange and temperature control units resulting from new customer program introductions and the acquisition of Fedco were offset by second quarter declines reflecting customer reactions to weather and their own inventory reduction efforts. Heavy Duty Group sales were 13.5% below 2002 reflecting lower OEM sales caused by the phase out in 2002 of customer programs, which will not be replaced until the fourth quarter of 2003 and higher than normal sales in 2002 reflecting customer purchases in anticipation of changes in engine emission regulations. Heavy Duty Aftermarket sales were adversely impacted by weather and soft weather conditions.

         Gross margins for the six months of 2003 were 14.6% compared with 20.5% a year ago. This decline was the result of production cutbacks instituted in the Automotive and Light Truck Group in the fourth quarter of 2002. These cutbacks resulted in higher actual inventory costs at the end of 2002, which translated into lower gross margins in 2003 as the product was sold. Margins were also adversely impacted by start-up problems with our aluminum tube mill and an increase in price competition. These items offset the favorable impacts of the Company's initiative programs.

         Selling, general and administrative expenses increased by $0.8 million to 18.3% of sales versus 17.3% of sales a year ago. The increase reflects expenses of Fedco incurred during the first quarter prior to the completion of the integration program and higher levels of costs for major system improvements.

         Restructuring and other special charges of $1.0 million for the first six months of 2003 represent costs associated with the closure of two regional Heavy Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona and the closure of the Charlotte, North Carolina branch, the movement of Fedco copper/brass inventory and machinery to Mexico and a cost reduction program of salaried headcount reductions. Restructuring costs in 2002 were $0.2 million.

         Interest costs were $0.2 million above last year for the first six months of 2003, as higher average debt levels offset the impact of lower average interest rates. Average interest rates on our revolving credit facility were 4.25% in 2003 and 6.25% in 2002, while average debt levels were $55.5 million in 2003 compared with $38.0 last year.

         The effective tax rate in both 2003 and 2002 reflects only a state and foreign provision, as the reversal of the deferred tax valuation allowance will offset any federal tax provision. During March 2002, tax legislation was enacted, which included a provision that allowed pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of two years. As a result, the Company recorded a tax benefit in the first quarter of 2002 of $3.8 million, which reflects a reduction in the deferred tax valuation allowance.

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which required that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. The Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company determined that there was a transitional impairment loss relating to the valuation of the goodwill recorded by its Automotive and Light Truck segment. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, was expensed in the consolidated results of operations in the first quarter of 2002. This write-off had no impact on cash flow from operations.

         Loss before the cumulative effect of the accounting change was $4.9 million, or $0.70 per basic and diluted share in 2003 versus income of $5.3 million or $0.75 per basic and $0.74 per diluted share in 2002. The net loss for the first six months of 2003 was $4.9 million or $0.70 per basic and diluted share versus net income of $0.6 million or $0.08 per basic and $0.09 per diluted share in 2002.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities was $1.9 million in the first six months of 2003. Accounts receivable levels decreased by $5.7 million as the Company accelerated the collection of customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution. This accelerated collection was done in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers. Inventory levels grew $12.0 million due to the current soft market conditions, as well as a build-up in Temperature Control and Heat Exchanger inventory in advance of expected typical seasonal demand increases in the second and third quarters and new business added since last year. The Company expects to reduce inventory levels by year-end to approximately the same levels as last year. Accounts payable rose by $11.9 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles. During the first six months of 2002, operations used $5.2 million of cash. Accounts receivable in 2002 grew by $24.0 million due to the higher sales levels and a shift in receivable mix towards longer payment cycles. This impact was partially offset by a $7.0 million increase in accounts payable and net income generated by operations.

         The $1.5 million of capital spending during the first half of 2003 was primarily in the Automotive and Light Truck segment. The Company expects that expenditures for the year will be up to $7.0 million reflecting expenditures for computer system improvements and to increase our in-house production capabilities as well as to support expanded capacity at our Buffalo aluminum heater core facility.

         On May 1, 2003, The Company completed the sale of its Gando Drive facility in New Haven, Connecticut and entered into a lease of its currently occupied space used for offices, test facility and tube mill operations. As a result, the Company repaid the $5.0 million Industrial Revenue Bond on the facility, created greater availability of funds under its credit agreement and eliminated an underutilized asset. The gain on the sale of the building, of approximately $1.6 million, will be recognized equally over the six-year initial term of the lease on the facility. In the 2003 second quarter, the Company recorded a gain of $45 thousand related to this transaction.

         Borrowings under the Company's Loan Agreement with Congress Financial Corporation at June 30, 2003 were essentially unchanged from those at December 31, 2002. At June 30, 2003, the Company had $4.3 million available for future borrowings under its Loan Agreement.

         The following table containing the Company's outstanding material contractual obligations as of December 31, 2002, which appeared in the Company's Annual Report on Form 10-K, has been updated to reflect changes to the Industrial Revenue Bond repayment and the operating lease obligation on the New Haven, Connecticut facility. There were no other material changes in the Company's contractual obligations.

                                    Payments Due by Period on Obligations as of December 31, 2002
                                 -------------------------------------------------------------------
                                  Less Than 1
    Type of Obligation                Year        2-3 Years    4-5 Years   Over 5 Years      Total
-----------------------------    -------------   -----------   ---------   ------------     --------
Revolving credit facility(1)       $51,294        $  --        $   --           $--         $ 51,294
Term loan                              900          2,100          --            --            3,000
Industrial revenue bond              5,000           --            --            --            5,000
Capital lease obligations              135            167          --            --              302
Operating leases                     4,300          6,200         3,500         5,221         19,221
                                   -------        -------       -------       -------        -------
Total                              $61,629        $ 8,467       $ 3,500       $ 5,221        $78,817
                                   =======        =======       =======       =======        =======

(1) Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report.

         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met utilizing cash flow generated by operations. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the Automotive and Light Truck business. The Company believes that, together with borrowings under its current Loan Agreement, its cash flow from operations will be adequate to meet its anticipated ordinary capital expenditure and working capital requirements for at least the next twelve months.


CRITICAL ACCOUNTING ESTIMATES

         For interim reporting purposes, the Company calculates its effective income tax rate based upon the current estimate of pre-tax income for the year. The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.


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

         In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal and exit activities, including restructuring, and was effective for the Company on January 1, 2003. SFAS 146 requires that certain exit or disposal costs be recorded as operating expenses when incurred as opposed to being accrued at the time there is a commitment to an exit plan as required by EITF Issue 94-3. The restructuring activities during the first quarter of 2003 were recorded in accordance with SFAS No. 146.

         During December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods for determining compensation expense and amends quarterly and annual disclosure requirements. The Company has adopted the disclosure provisions of SFAS No. 148 in its year-end and interim reporting.


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


ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 1, 2003, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with respect to these proposals.

         A vote was taken for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:


                  Nominee                    For            Withheld
          ------------------------        ---------         --------
          Barry R. Banducci               6,306,110          29,592
          William J. Abraham, Jr.         6,306,171          29,531
          Philip Wm. Colburn              6,305,476          30,226
          Charles E. Johnson              6,328,710           6,992
          Paul R. Lederer                 6,326,702           9,000
          Sharon M. Oster                 6,326,634           9,068
          F. Alan Smith                   6,328,111           7,591

         A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2003. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

                       For              Against          Abstain
                   -----------         ---------        ---------
                    6,295,619           36,810            3,273

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 28, 2003, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

         99.1 Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.

         99.2 Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.

         99.3 Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.

         99.4 Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.
b)   Reports on Form 8-K

     The following reports on Form 8-K were filed during the second quarter of 2003:

         -- On April 25, 2003, a Form 8-K was filed containing as an exhibit a presentation made to one of the Company's institutional investors.

         -- On April 29, 2003, a Form 8-K was filed containing as an exhibit a press release announcing the first quarter 2003 results.

         -- On June 17, 2003, a Form 8-K was filed containing as an exhibit a press release providing guidance on the Company's second quarter and full year 2003 results.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSPRO, INC.
                                     (Registrant)


Date:  August 11, 2003               By: /s/ Charles E. Johnson
                                         ---------------------------------------
                                         Charles E. Johnson
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  August 11, 2003               By: /s/ Richard A. Wisot
                                         ---------------------------------------
                                         Richard A. Wisot
                                         Vice President, Treasurer, Secretary,
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)