Form 10-Q
period 2003-09-30
TRANSPRO INC
filed 2003-11-12
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of common stock, $.01 par value, outstanding as of November 3, 2003 was 7,106,023. Exhibit Index is on page 16 of this report.

================================================================================

                                      INDEX

                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Operations for the Three and Nine
                         Months Ended September 30, 2003 and 2002                               3

                    Condensed Consolidated Balance Sheets at September 30, 2003 and
                         December 31, 2002                                                      4

                    Condensed Consolidated Statements of Cash Flows for the Nine Months
                         Ended September 30, 2003 and 2002                                      5

                    Notes to Condensed Consolidated Financial Statements                        6

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                         of Operations                                                         11

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 16

         Item 4.    Controls and Procedures                                                    16

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                           16

         Signatures                                                                            17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                                      Three Months                  Nine Months
(in thousands, except per share amounts)                                      Ended September 30,          Ended September 30,
                                                                           --------------------------   ---------------------------
                                                                               2003          2002          2003           2002
                                                                           -------------  -----------   ------------  -------------
Net sales                                                                      $ 65,629     $ 65,922       $176,631      $179,356
Cost of sales                                                                    52,415       51,562        147,228       141,720
                                                                           -------------  -----------   ------------  ------------
Gross margin                                                                     13,214       14,360         29,403        37,636
Selling, general and administrative expenses                                      9,071       10,630         29,413        30,211
Restructuring and other special charges                                             302          492          1,260           675
                                                                           -------------  -----------   ------------  ------------
Operating income (loss)                                                           3,841        3,238         (1,270)        6,750
Interest expense                                                                    942        1,025          2,854         2,712
                                                                           -------------  -----------   ------------  ------------
Income (loss) before taxes and cumulative effect of
     accounting change                                                            2,899        2,213         (4,124)        4,038
Income tax provision (benefit)                                                      938          513         (1,143)       (2,963)
                                                                           -------------  -----------   ------------  ------------
Income (loss) before cumulative effect of accounting change                       1,961        1,700         (2,981)        7,001
Cumulative effect of accounting change, net of tax                                   --           --             --        (4,671)
                                                                           -------------  -----------   ------------  ------------
Net income (loss)                                                               $ 1,961      $ 1,700        $(2,981)      $ 2,330
                                                                           =============  ===========   ============  ============

Basic income (loss) per common share:
       Before cumulative effect of accounting change                             $ 0.27       $ 0.24        $ (0.43)      $  0.99

       Cumulative effect of accounting change                                        --           --             --         (0.67)
                                                                           -------------  -----------   ------------  ------------
       Net income (loss) per common share                                        $ 0.27       $ 0.24        $ (0.43)      $  0.32
                                                                           =============  ===========   ============  ============

Diluted income (loss) per common share:
       Before cumulative effect of accounting change                             $ 0.27       $ 0.24         $(0.43)      $  0.97
       Cumulative effect of accounting change                                        --           --             --         (0.65)
                                                                           -------------  -----------   ------------  ------------
       Net income (loss) per common share                                        $ 0.27       $ 0.24         $(0.43)      $  0.32
                                                                           =============  ===========   ============  ============

Weighed average common shares-- basic                                             7,106        6,982          7,106         6,982
                             -- diluted                                           7,185        7,229          7,106         7,220

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                                   September 30,     December 31,
                                              ASSETS                                                     2003             2002
                                                                                                    ---------------   --------------
                                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                                         $    409         $     155
     Accounts receivable (less allowances of $2,753 and $2,996)                                          49,934            54,724
     Inventories:
         Raw material and component parts                                                                18,307            17,814
         Work in process                                                                                    959             1,219
         Finished goods                                                                                  52,688            45,594
                                                                                                    ------------      ------------
              Total inventories                                                                          71,954            64,627
                                                                                                    ------------      ------------
     Other current assets                                                                                 5,085             6,303
                                                                                                    ------------      ------------
Total current assets                                                                                    127,382           125,809
                                                                                                    ------------      ------------
Property, plant and equipment                                                                            67,693            73,630
Accumulated depreciation and amortization                                                                44,003            47,078
                                                                                                    ------------      ------------
       Net property, plant and equipment                                                                 23,690            26,552
                                                                                                    ------------      ------------
Other assets                                                                                              8,695             8,605
                                                                                                    ------------      ------------
Total assets                                                                                           $159,767          $160,966
                                                                                                    ============      ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                                       $ 52,052          $ 52,329
     Accounts payable                                                                                    30,253            22,577
     Accrued liabilities                                                                                 16,278            18,096
                                                                                                    ------------      ------------
Total current liabilities                                                                                98,583            93,002
                                                                                                    ------------      ------------
Long-term liabilities:
     Long-term debt                                                                                       1,566             7,267
     Other long-term liabilities                                                                         14,409            12,459
                                                                                                    ------------      ------------
Total long-term liabilities                                                                              15,975            19,726
                                                                                                    ------------      ------------
Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.01 par value:  authorized 2,500,000 shares;
         issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
               authorized 200,000 shares; issued and outstanding -- none at
               September 30, 2003 and December 31, 2002                                                      --                --
         Series B convertible preferred stock,  $.01 par value:  authorized
               30,000 shares; issued and outstanding-- 12,781 shares at
               September 30, 2003 and December 31, 2002 (liquidation preference $1,278)                      --                --

     Common Stock, $.01 par value: authorized 17,500,000 shares; 7,147,959 shares issued at September 30, 2003 and December 31, 2002; 7,106,023
         shares outstanding at September 30, 2003 and December 31, 2002                                      71                71
     Paid-in capital                                                                                     55,041            55,041
     Accumulated deficit                                                                                 (5,396)           (2,367)
     Accumulated other comprehensive loss                                                                (4,492)           (4,492)
     Treasury stock, at cost, 41,936 shares at September 30, 2003 and December 31, 2002                     (15)              (15)
                                                                                                    ------------      ------------
Total stockholders' equity                                                                               45,209            48,238
                                                                                                    ------------      ------------
Total liabilities and stockholders' equity                                                             $159,767          $160,966
                                                                                                    ============      ============

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                                     Nine Months
(Amounts in thousands)                                                                                      Ended September 30,
                                                                                                         ---------------------------
                                                                                                            2003           2002
                                                                                                        -------------   ------------
Cash flows from operating activities:
     Net (loss) income                                                                                      $ (2,981)       $ 2,330
     Adjustments to reconcile net (loss) income to net cash provided by (used for)
        operating activities:
         Depreciation and amortization                                                                         4,526          3,740
         Cumulative effect of accounting change                                                                   --          4,671
         Provision for uncollectible accounts receivable                                                         601            628
           Non-cash restructuring charges                                                                         68            516
           Gain on sale of building                                                                             (113)            --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                                   4,189        (27,215)
         Inventories                                                                                          (7,335)        (7,958)
         Accounts payable                                                                                      7,676          8,221
         Accrued expenses                                                                                     (2,090)         6,900
         Other                                                                                                  (138)            31
                                                                                                        -------------   ------------
Net cash provided by (used for) operating activities                                                           4,403         (8,136)
                                                                                                        -------------   ------------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                                                       (3,234)        (4,500)
      Net proceeds from sale of building                                                                       5,178             --
                                                                                                        -------------   ------------
Net cash provided by (used for) investing activities                                                           1,944         (4,500)
                                                                                                        -------------   ------------

Cash flows from financing activities:
     Dividends paid                                                                                              (48)           (71)
     Net (repayments) borrowings under revolving credit facility                                                (280)        13,529
     Repayment of Industrial Revenue Bond                                                                     (5,000)            --
     Repayments of term loan and capitalized lease obligations                                                  (698)          (598)
     Deferred debt issuance costs                                                                                (67)           (94)
                                                                                                        -------------   ------------
Net cash (used for) provided by financing activities                                                          (6,093)        12,766
                                                                                                        -------------   ------------

Increase in cash and cash equivalents                                                                            254            130
     Cash and cash equivalents at beginning of period                                                            155            150
                                                                                                        -------------   ------------
     Cash and cash equivalents at end of period                                                                $ 409          $ 280
                                                                                                        =============   ============

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

NOTE 2 - STOCK COMPENSATION COSTS

         The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the pro forma net income (loss) and income (loss) per share would have been as follows:

                                                        Three Months                   Nine Months
                                                    Ended September 30,            Ended September 30,
                                                 ---------------------------    ---------------------------
(in thousands, except per share amounts)            2003           2002             2003          2002
                                                 ------------  -------------    -------------  ------------
Net income (loss):
As reported                                           $1,961         $1,700          $(2,981)       $2,330
Pro forma                                             $1,884         $1,606          $(3,160)       $2,048

Basic net income (loss) per common share:
As reported                                            $0.27          $0.24           $(0.43)        $0.32
Pro forma                                              $0.26          $0.23           $(0.45)        $0.28

Diluted net income (loss) per common share:
As reported                                            $0.27          $0.24           $(0.43)        $0.32
Pro forma                                              $0.26          $0.22           $(0.45)        $0.28

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         For the three and nine months ended September 30, 2003 and 2002, other comprehensive income (loss) was comprised of the reported net income (loss) for the period of $2.0 million and $(3.0) million in 2003 and $1.7 million and $2.3 million in 2002, respectively.

NOTE 4 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         During the third quarter of 2001, the Company implemented a restructuring program designed around its business initiatives to improve operating performance. The program, which was completed during the second quarter of 2003, included the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a re-evaluation of our product offerings and manufacturing capacity. During the second and third quarter of 2003, the Company incurred costs at its existing Mexican facility as a result of the relocation of copper/brass heater production equipment acquired in the acquisition of Fedco Automotive Components Company ("Fedco") in December, 2002. In addition, the Company commenced a new program of cost reduction actions which included the elimination of salaried positions across all strategic business groups ("SBG"). Costs under these programs are expected to continue through the end of 2003.

         During the first nine months of 2003, the Company recorded restructuring and other special charges of $1.3 million. A summary of these charges is as follows:

                            Balance at                                               Balance at
                            December 31,      Charge to        Cash     Non-Cash    September 30,
                               2002          Operations      Payments   Write-off       2003
                            ------------     ----------      --------   ---------   -------------
Workforce related              $475             $ 783        $(1,004)    $   --        $254
Facility consolidations         162               409           (562)        --           9
Asset write-down                 --                68             --        (68)         --
                             -------         ---------   ------------   --------     -------
Total                          $637            $1,260        $(1,566)      $(68)       $263
                             =======         =========   ============   ========     =======

         The workforce-related charge reflects the elimination of 65 salaried and hourly positions within the Heavy Duty and Automotive and Light Truck strategic business groups during 2003. Cash payments are expected to continue through the end of 2003.

         The facility consolidation charges represent inventory and machinery movement, lease termination and facility exit expenses associated with the closure of one Automotive and Light Truck SBG branch facility as part of the redesign of the Company's distribution system and two Heavy Duty Aftermarket manufacturing plants. In addition, it reflects costs to move equipment acquired in the Fedco acquisition to our existing facility in Mexico. Cash payments are expected to continue through 2003.

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

NOTE 7 - INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per share:

(in thousands, except per share data)
                                                                      Three Months                 Nine Months
                                                                   Ended September 30,          Ended September 30,
                                                               ---------------------------- ---------------------------
                                                                   2003           2002         2003          2002
                                                               -------------- ------------- ------------ --------------
Numerator:
Income (loss) before cumulative effect of accounting change           $1,961       $ 1,700      $(2,981)       $ 7,001
Deduct preferred stock dividend                                          (16)          (24)         (48)           (71)
                                                               -------------- ------------- ------------ --------------
Income (loss) before cumulative effect of accounting change
     available (attributable) to common stockholders - basic           1,945         1,676       (3,029)         6,930

Cumulative effect of accounting change, net of tax                        --            --           --         (4,671)
                                                               -------------- ------------- ------------ --------------
Net income (loss) available (attributable) to common
     stockholders - basic                                             $1,945       $ 1,676      $(3,029)       $ 2,259
                                                               ============== ============= ============ ==============
Income (loss) before cumulative effect of accounting change
     available (attributable) to common stockholders - basic          $1,945       $ 1,676      $(3,029)       $ 6,930

Add back preferred stock dividend                                         16            24           --             71
                                                               -------------- ------------- ------------ --------------
Income (loss) before cumulative effect of accounting change            1,961         1,700       (3,029)         7,001
Cumulative effect of accounting change, net of tax                        --            --           --         (4,671)
                                                               -------------- ------------- ------------ --------------
Net income (loss) available (attributable) to common
     stockholders - diluted                                           $1,961       $ 1,700      $(3,029)       $ 2,330
                                                               ============== ============= ============ ==============
Denominator:
Weighted average common shares-- basic                                 7,106         6,982        7,106          6,982
Dilutive effect of Series B preferred stock                               40           159           --            158
Dilutive effect of stock options                                          39            88           --             80
                                                               -------------- ------------- ------------ --------------
Adjusted weighted average common shares and equivalents
    -- diluted                                                         7,185         7,229        7,106          7,220
                                                               ============== ============= ============ ==============
Basic income (loss) per common share:
     Before cumulative effect of accounting change                    $ 0.27        $ 0.24       $(0.43)       $  0.99
     Cumulative effect of accounting change                               --            --           --          (0.67)
                                                               -------------- ------------- ------------ --------------
     Net income (loss) per common share                               $ 0.27        $ 0.24       $(0.43)       $  0.32
                                                               ============== ============= ============ ==============
Diluted income (loss) per common share:
     Before cumulative effect of accounting change                    $ 0.27        $ 0.24       $(0.43)       $  0.97
     Cumulative effect of accounting change                               --            --           --          (0.65)
                                                               -------------- ------------- ------------ --------------
     Net income (loss) per common share                               $ 0.27        $ 0.24       $(0.43)        $ 0.32
                                                               ============== ============= ============ ==============

         The weighted average basic common shares outstanding were used in the calculation of the diluted loss per common share for the nine months ended September 30, 2003 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share from operations for the period.

         Certain options to purchase common stock were outstanding during the three and nine months ended September 30, 2003 and 2002, but were not included in the computation of diluted income (loss) per share because their exercise prices were greater than the average market price of common shares for the periods. The anti-dilutive options outstanding and their exercise prices are as follows:

                                              Three Months Ended September 30,                Nine Months Ended September 30,
                                         --------------------------------------------    -------------------------------------------
                                                2003                    2002                    2003                    2002
                                         --------------------    --------------------    --------------------    -------------------
Options outstanding                            301,000                  91,300                  301,000                   91,300
Range of exercise prices                   $4.72 - $11.75           $5.50 - $11.75          $4.72 - $11.75            $5.50 - $11.75

NOTE 8 - BUSINESS SEGMENT DATA

         The Company is organized into two segments, also referred to herein as strategic business groups ("SBG"), based on the type of customer served -- Automotive and Light Truck, and Heavy Duty. The Automotive and Light Truck SBG is comprised of a heat exchange unit and a temperature control products unit, both serving the aftermarket. The Heavy Duty SBG consists of an OEM and Aftermarket unit, both serving the heavy duty marketplace. Prior year results have been reclassified to reflect the current year classification of expenses. The table below sets forth information about the reported segments:

                                                               Three Months                     Nine Months
                                                           Ended September 30,              Ended September 30,
                                                       -----------------------------    -----------------------------
                                                           2003           2002               2003           2002
                                                       -------------- --------------    --------------- -------------
Trade sales:
Automotive and Light Truck                                   $48,906        $46,924           $131,224      $127,193
Heavy Duty                                                    16,723         18,998             45,407        52,163

Intersegment transfers:
Automotive and Light Truck                                       993            602              2,713         2,234
Heavy Duty                                                        --             --                 --            --
Eliminations                                                    (993)          (602)            (2,713)       (2,234)
                                                       -------------- --------------    --------------- -------------
  Total net sales                                            $65,629        $65,922           $176,631      $179,356
                                                       ============== ==============    =============== =============

Operating income (loss):
Automotive and Light Truck                                    $4,435         $5,860            $ 4,228       $12,352
Restructuring and other special charges                         (302)          (118)              (688)         (100)
                                                       -------------- --------------    --------------- -------------
   Automotive and Light Truck total                            4,133          5,742              3,540        12,252
                                                       -------------- --------------    --------------- -------------
Heavy Duty                                                       625           (122)              (733)           (9)
Restructuring and other special charges                           --           (856)              (572)       (1,057)
                                                       -------------- --------------    --------------- -------------
   Heavy Duty total                                              625           (978)            (1,305)       (1,066)
                                                       -------------- --------------    --------------- -------------
Corporate expenses                                              (917)        (1,526)            (3,505)       (4,436)
                                                       -------------- --------------    --------------- -------------
   Total operating income (loss)                              $3,841         $3,238           $ (1,270)      $ 6,750
                                                       ============== ==============    =============== =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 2003 VERSUS QUARTER ENDED SEPTEMBER 30, 2002

         Sales for the third quarter of 2003 of $65.6 million were $0.3 million or 0.4% below last year. The Automotive and Light Truck segment had sales of $48.9 million, which were $2.0 million or 4.2% above 2002. Heat exchange product sales were 4.3% above last year, while temperature control product sales were 3.7% higher than a year ago. New sales programs introduced since last year and the acquisition of Fedco Automotive Components Company ("Fedco"), together generated revenues of approximately $5.3 million during the third quarter of 2003. These positive contributions were partially offset by a decline in demand from existing customers for the Company's heat exchange and temperature control products due to a continued customer realignment of inventory levels and a shorter and weaker than anticipated peak selling season reflecting milder than usual weather. In addition, these products continued to experience competitive pricing pressures. Heavy Duty segment sales in the third quarter of 2003 were $16.7 million, $2.3 million or 12.0% below last year. Sales in the Heavy Duty OEM unit were down 12.4% or $1.2 million as expected, due to the phase out in late 2002 of certain customer programs. New customer programs to replace those phased out, including the recently announced Monaco Coach and Cummins Power Generation programs, will begin to generate sales revenue during the fourth quarter of 2003. In addition, sales in 2002 benefited from higher volumes reflecting customer purchases in anticipation of heavy truck engine changes caused by new emission regulations, which became effective in the fourth quarter of 2002. Both weather and a weak general industrial market contributed to the 11.5% decline of Heavy Duty Aftermarket unit sales during the period.

         Gross margin, as a percentage of net sales, was 20.1% versus 21.8% in the third quarter last year. A year ago gross margin included approximately $0.5 million in restructuring charges associated with the closure of our Maquoketa, Iowa Heavy Duty manufacturing plant. The impacts of lower sales volumes due to the current soft market, competitive pricing pressures and changes in customer mix continued to mask or delay the benefits of the Company's cost reduction programs. As expected, start-up delays at the Company's new aluminum tube mill operation were successfully addressed early in the third quarter, and will lead to lower tube and radiator core manufacturing costs in future periods after outside purchased tube is consumed. Gross margin for the third quarter increased over the 15.4% in the second quarter of 2003 reflecting higher production levels and the benefits of the Company's cost reduction activities.

         Selling, general and administrative expenses decreased as a percentage of net sales to 13.8% from 16.1% in the third quarter of 2002. The decrease in expenses primarily reflects the impacts of the Company's cost reduction programs as well as incentive and other accrual adjustments to reflect current business conditions.

         The Company recorded $0.3 million in restructuring and special charges during the third quarter of 2003. These charges primarily reflect severance costs due to headcount reductions taken during the third quarter, along with costs related to the integration of the Fedco copper/brass heater core production into our existing Mexico facility. In the third quarter of 2002, the Company recorded restructuring charges of $1.0 million, of which $0.5 million was included in cost of sales, primarily as a result of the closure of the Maquoketa, Iowa production facility.

         Interest costs were $0.1 million below last year's levels as lower interest rates offset the impact of higher average debt levels. Average rates on our revolving credit facility were 4.00% for the third quarter of 2003 versus 6.25% for the same period last year, while average borrowings for the quarter were $57.7 million in 2003 compared with $47.6 million a year ago. Discounting charges associated with the customer-sponsored vendor program administered by a financial institution are included in interest expense.

         During the third quarter of 2003, the Company recorded a tax benefit of $0.6 million, which represents additional refundable income taxes as a result of filing the Company's 2002 Federal Income Tax return. The income tax provision for the third quarter of 2003 also includes an adjustment to the effective tax rate to reflect the expected rate at year-end. The effective tax rate in both 2003 and 2002 reflects only a state and foreign provision, as the reversal of the deferred tax valuation allowance will offset any federal tax provision.

         Net income for the third quarter was $2.0 million, or $0.27 per basic and diluted share in 2003 versus $1.7 million or $0.24 per basic and diluted share in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS SEPTEMBER 30, 2002

         For the nine months ended September 30, 2003, net sales of $176.6 million were 1.5% below a year ago. Automotive and Light Truck segment sales were up 3.2% as the gains in both heat exchange and temperature control units resulting from new customer program introductions and the acquisition of Fedco offset second and third quarter unit volume declines reflecting customer reactions to weather and their own inventory reduction efforts along with ongoing competitive pricing pressures. Heavy Duty segment sales were 13.0% below 2002 reflecting lower OEM sales caused by the phase out in 2002 of customer programs, which will not be replaced until the fourth quarter of 2003, and higher than normal sales in 2002 reflecting customer purchases in anticipation of changes in engine emission regulations. Heavy Duty Aftermarket unit sales were adversely impacted by weather and soft market conditions.

         Gross margins, as a percentage of net sales for the nine months of 2003, were 16.6% compared with 21.0% a year ago. Included in the 2002 gross margin were $0.5 million of restructuring charges. The year-over-year decline in the gross margin percentage was primarily the result of production cutbacks instituted in the Automotive and Light Truck SBG in the fourth quarter of 2002. These cutbacks resulted in higher actual inventory costs at the end of 2002, which translated into lower gross margins in 2003 as the product was sold. Start-up problems with our aluminum tube mill during the first half of 2003 and an increase in price competition and change in customer mix also adversely impacted margins. These items offset the favorable impacts of the Company's cost reduction programs.

         Selling, general and administrative expenses were $29.4 million, or 16.7% of net sales versus $30.2 million or 16.8% of net sales for the first nine months a year ago. Expenses of Fedco incurred during the first quarter prior to the completion of the integration program and higher levels of costs for major system improvements have been offset by benefits of the Company's cost reduction initiatives along with incentive and other accrual reductions reflecting the current soft market conditions.

         Restructuring and other special charges of $1.3 million for the first nine months of 2003 represent costs associated with the closure of two regional Heavy Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona and the closure of the Charlotte, North Carolina branch, the movement of Fedco copper/brass inventory and machinery to Mexico and a cost reduction program of salaried headcount reductions. The salaried headcount reduction actions taken during the second and third quarter of 2003 are expected to lower spending levels by approximately $2.4 million on an annualized basis. Restructuring costs in 2002 were $1.2 million, including $0.5 million, which was classified in cost of sales. These costs were primarily associated with the shutdown of a Heavy Duty Aftermarket unit manufacturing facility in Maquoketa, Iowa.

         Interest costs were $0.1 million above last year for the first nine months of 2003, as higher average debt levels offset the impact of lower average interest rates. Average interest rates on our revolving credit facility were 4.17% in 2003 and 6.25% in 2002, while average debt levels were $56.3 million in 2003 compared with $41.2 million last year.

         The effective tax rate in both 2003 and 2002 reflects only a state and foreign provision, as the reversal of the deferred tax valuation allowance will offset any federal tax provision. The tax provision in 2003 also includes a $1.3 million benefit, reflecting additional refundable income taxes recorded during the second and third quarters, as a result of filing the Company's 2002 Federal Income Tax return. During March 2002, tax legislation was enacted, which included a provision that allowed pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of two years. As a result, the Company recorded a tax benefit in the first quarter of 2002 of $3.8 million, which reflected a reduction in the deferred tax valuation allowance.

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

         Loss before the cumulative effect of the accounting change was $3.0 million, or $0.43 per basic and diluted share in 2003 versus income of $7.0 million or $0.99 per basic and $0.97 per diluted share in 2002. The net loss for the first nine months of 2003 was $3.0 million or $0.43 per basic and diluted share versus net income of $2.3 million or $0.32 per basic and diluted share in 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities was $4.4 million in the first nine months of 2003. Accounts receivable levels decreased by $4.2 million as the Company accelerated the collection of customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution. This accelerated collection was done in an effort to offset the continuing trend towards longer customer payment terms by "blue chip" customers. Inventory levels grew $7.3 million due to the current soft market conditions, which included a shorter than normal peak selling season for heat exchange and air conditioning products. While the Company expects to reduce inventory levels by year-end from current levels, they are now expected to be $3.0 million to $5.0 million above a year ago due to the current soft market conditions. Accounts payable rose by $7.7 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles. During the first nine months of 2002, operations used $8.1 million of cash. Accounts receivable in 2002 grew by $27.2 million due to the higher sales levels and a shift in receivable mix towards longer payment cycles. Inventories rose $8.0 million in order to meet higher sales levels, extra purchases of certain difficult to obtain inventory and changes in seasonal customer demand which required building inventory prior to year end. These impacts were partially offset by a $7.0 million increase in accounts payable and net income generated by operations.

         The $3.2 million of capital spending during the first nine months of 2003 was primarily in the Automotive and Light Truck segment. The Company expects that expenditures for the year will be between $5.0 million and $6.0 million reflecting expenditures to increase our in-house production capabilities as well as to support expanded capacity at our Buffalo aluminum heater core facility and for computer system improvements.

         On May 1, 2003, The Company completed the sale of its Gando Drive headquarters facility in New Haven, Connecticut and entered into a lease of its currently occupied space used for offices, test facility and tube mill operations. As a result, the Company repaid the $5.0 million Industrial Revenue Bond on the facility, created greater availability of funds under its credit agreement and eliminated an underutilized asset. The gain on the sale of the building, of approximately $1.6 million, will be recognized equally over the six-year initial term of the lease on the facility. In the 2003 second and third quarters, the Company recorded a gain of $113 thousand related to this transaction.

         Borrowings under the Company's Loan Agreement with Congress Financial Corporation at September 30, 2003 were $53.4 million compared with $54.3 million at December 31, 2002. This $0.9 million reduction reflects the utilization of cash flow generated by operations. At September 30, 2003, the Company had $2.6 million available for future borrowings under its Loan Agreement.

         The following table containing the Company's outstanding material contractual obligations, which appeared in the Company's Annual Report on Form 10-K, has been updated as of September 30, 2003, to reflect changes to the Industrial Revenue Bond repayment and the operating lease obligation on the New Haven, Connecticut facility. There were no other material changes in the Company's contractual obligations.

                                                                       Payments Due by Period
                                       -------------------------------------------------------------------------------------
         Type of Obligation                2003           2004          2005           2006 and Thereafter         Total
-------------------------------------  -------------    ----------    ----------    --------------------------   -----------
Revolving credit facility(1)                $51,013       $    --           $--                   $--               $51,013
Term loan                                       300         2,100            --                    --                 2,400
Industrial revenue bond                          --            --            --                    --                    --
Capital lease obligations                        38           167            --                    --                   205
Operating leases                              1,075         6,200         3,500                 5,221                15,996
                                       -------------    ----------    ----------            ----------           -----------
Total                                      $ 52,426        $8,467        $3,500                $5,221               $69,614
                                       =============    ==========    ==========            ==========           ===========

(1) Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report.

         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met utilizing cash flow generated by operations. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality of the Automotive and Light Truck business. The Company believes that, together with borrowings under its current Loan Agreement, its cash flow from operations will be adequate to meet its anticipated ordinary capital expenditure and working capital requirements for at least the next 12 months.

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

         In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal and exit activities, including restructuring, and was effective for the Company on January 1, 2003. SFAS 146 requires that certain exit or disposal costs be recorded as operating expenses when incurred as opposed to being accrued at the time there is a commitment to an exit plan as required by EITF Issue 94-3. The restructuring activities during 2003 were recorded in accordance with SFAS No. 146.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. The forward-looking statements contained in this 10-Q filing are made as of the date hereof, and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                         PART II. FINANCIAL INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits
             31.1 Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
             31.2 Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
             32.1 Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
             32.2 Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.
b)       Reports on Form 8-K
         The following reports on Form 8-K were filed during the third quarter of 2003:
         -- On July 31, 2003, a Form 8-K was filed containing as an exhibit a press release announcing information regarding its results of operations and financial condition for the second quarter and first six months of 2003.
         -- On August 5, 2003, a Form 8-K was filed containing as an exhibit a press release announcing a revision of the results of operations and financial condition for the second quarter and first six months of 2003 which had been originally announced on July 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRANSPRO, INC.
                                       (Registrant)


Date:  November 10, 2003               By: /s/ Charles E. Johnson
                                           -------------------------------------
                                           Charles E. Johnson
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  November 10, 2003               By: /s/ Richard A. Wisot
                                           -------------------------------------
                                           Richard A. Wisot
                                           Vice President, Treasurer, Secretary,
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)