Form 10-K
period 2003-12-31
TRANSPRO INC
filed 2004-03-26
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION
REPORTS PURSUANT TO SECTIONS
13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 1-13894

TRANSPRO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	34-1807383
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 Gando Drive, New Haven, Connecticut 06513 (Address of principal executive offices, including zip code)
(203) 401-6450 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value (together with associated Preferred Stock purchase rights)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes     No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2003 was $30,382,653. On March 1, 2004, there were 7,106,023 outstanding shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Exhibit Index is on pages 50 through 51 of this report.

TRANSPRO, INC.

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

In 1999, the Company decided to concentrate its efforts on its heating and cooling systems business. As a result, effective May 5, 2000, the Company sold substantially all of the assets and liabilities of its Crown Specialty Metal Fabrication business to Leggett & Platt, Incorporated.

On December 27, 2002, the Company acquired certain assets of Fedco Automotive Components Company ("Fedco"), based in Buffalo, New York, a wholly owned subsidiary of Tomkins PLC. This acquisition strengthened the Company's position in the heater core market and provided the Company with a new major customer, the capability to produce aluminum heaters in-house and the ability to maximize the benefits generated by its in-house production of copper/brass heater cores at its Mexico plant.

Current Structure

The Company is organized into two strategic business groups ("SBG") based on the type of customer served — Automotive and Light Truck and Heavy Duty. The Automotive and Light Truck SBG is comprised of a heat exchanger unit and a temperature control unit. The heat exchanger unit was previously the largest portion of GDI while Ready-Aire represents the temperature control business. The Heavy Duty SBG consists of both an OEM and aftermarket unit. The OEM unit reflects the G&O business while the aftermarket was included in GDI. In conjunction with its internal reorganization in 2002, the Company also commenced a program to de-emphasize the use of the former business names

(GDI, G&O, EVAP and AC Plus) and have all product names, including the well-known trade names Ready-Rad® Radiators, Ready-Aire® Heater Core and Air Conditioning Condensers, Ready-Aire® Temperature Control Products, Ready-Core® Radiator Cores, Ultra-Fused® Radiators and Ultra-Seal® Charge Air Coolers, associated with Transpro, Inc.

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

Principal Products and Services

The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers and other specialty heat exchangers for OEMs of heavy trucks and industrial and off-highway equipment and the heavy truck and industrial product aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

Automotive and Light Truck Products

The Company provides one of the most extensive product ranges of high-quality radiators, radiator cores, heater cores, and air conditioning condensers, compressors and parts to the automotive and light truck aftermarket. The Company's primary radiator (both aluminum and copper/brass) and copper/brass heater manufacturing facility in Nuevo Laredo, Mexico is ISO 9001:2000 certified, which is an internationally recognized verification system for quality management. In addition to its standard models, the Company can produce and deliver special orders typically within 24 hours through its nine regional plants and thirty eight branch locations.

The purpose of a radiator is to cool the engine. A radiator acts as a heat exchanger, removing heat from engine coolant as it passes through the radiator. The construction of a radiator usually consists of: the radiator core, which consists of coolant-carrying tubes and a large cooling area often made up of metal fins; a receiving (inlet) tank; a dispensing (outlet) tank; and side columns. In operation, coolant is pumped from the engine to the inlet tank where it spreads through the tubes. As the engine coolant passes through the tubes, it loses its heat to the air stream through the fins connected to the tubes. After passing through the tubes, the reduced temperature coolant enters the outlet tank and is then re-circulated through the engine.

Complete Radiators.    The Company's lines of complete radiators are produced for automobile and light and heavy truck applications and consist of more than 800 models, which are able to service approximately 95% of the automobiles and light trucks in the United States. The Company has established itself as an industry leader with its well-recognized line of Ready-Rad® radiators. The Ready Rad® Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels. During 2001, the Company acquired the capability to produce aluminum radiator cores in-house, which capability was expanded in 2003.

The Company introduced its Ready Rad® Heatbuster ("Heatbuster") line of complete radiators in 1994. This line of replacement radiators is specially designed to provide approximately 20% more cooling capability than a standard radiator. The Heatbuster line is an ideal replacement radiator for vehicles, which are used for towing, hauling, plowing, or off-highway purposes, and as a result, it has been particularly popular in the growing light truck and SUV segments of the automotive fleet.

Radiator Cores.    A radiator core is the largest and most expensive component of a complete radiator. The Company's Ready-Core® line consists of 2,500 models of radiator cores for automobiles and light trucks. Given the wide range of cores required by today's automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours. The Company is able to provide same day or next day service to virtually the entire United States using its nine strategically positioned regional manufacturing plants.

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

The Company's Ready-Aire® line of heater cores is recognized as an industry leader and its models utilize both cellular and tubular technology. Traditional heater cores utilize folded metal cellular construction to transport coolant through the unit, while the more modern models transport coolant through tubes. The Company introduced its tubular CT Ready-Aire® line of heater cores in 1988.

With the acquisition of Fedco, the Company added in-house aluminum heater core manufacturing capability in Buffalo, New York, which allowed the Company to consolidate and expand its existing copper/brass manufacturing capability at its Nuevo Laredo, Mexico plant. This integration process was completed by mid-2003 and resulted in the creation of "Centers of Excellence" for heater production in both Buffalo and in Mexico.

Air Conditioning Compressors.    The Company distributes more than 1,100 models of new and re-manufactured air conditioning compressors for domestic and import applications in the automotive and light truck aftermarkets. The compressor is designed to compress low-pressure vapor refrigerant, which is drawn from the evaporator into a high-pressure gas, and then pumped to the condenser.

Air Conditioning Condensers.    Air conditioning condensers are a component of a vehicle's air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. More than 400 condenser part numbers are currently cataloged and distributed under the Ready-Aire® brand.

Air Conditioning Accumulators.    The Company offers over 600 accumulator models. Accumulators act as a reservoir that prevents liquid refrigerant from reaching the compressor. The accumulator uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants.

Air Conditioning Evaporators.    The Company offers over 600 evaporator models. Automotive air conditioning evaporators are designed to remove heat from the passenger compartment. The core is generally located under the dashboard or adjacent to the firewall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways and forcing warm air from the passenger compartment over the core. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated.

Air Conditioning Parts and Supplies.    The Company sells an extensive line of other air conditioning parts and supplies. These other component parts include driers, hose and tube assemblies, blowers and fan clutches.

Heavy Duty Products

The Company designs, manufactures and markets radiators, radiator cores, charge air coolers, charge air cooler cores and engine cooling systems to OEM's in the heavy duty equipment market and customers in the heavy duty aftermarket. All products are custom designed and produced to support a variety of unique engine cooling configurations for heavy-duty trucks, buses, specialty equipment and industrial applications such as construction and military vehicles and stationary power generation equipment. The Company's Jackson, Mississippi OEM production facility is ISO 9001:2000 certified.

Complete Radiators.    The Company custom designs, manufactures and sells a wide range of heavy duty radiator models to meet customer specifications. Certain of the Company's radiators are sold under the widely-recognized Ultra-Fused® brand name, utilizing welded tube-to-header core construction and are expressly engineered to meet customer specifications and withstand a variety of demanding customer applications.

Radiator Cores.    Heavy truck and industrial radiator cores are constructed of extremely durable components in order to meet the demands of the heavy duty commercial marketplace. The Company carries approximately 7,100 models of heavy duty radiator cores to serve many different needs in a variety of markets. In addition, the Company produces "special order" radiator cores upon request from customers. A heavy truck or industrial radiator core is normally much larger than an automotive core and typically sells for three to four times the price of an automotive core. Production of heavy duty replacement radiator cores occurs at the Company's nine regional plants and at its Jackson, Mississippi OEM facility.

Charge Air Coolers and Cores.    The Company offers its OEM customers a wide range of custom-designed charge air cooler models. A charge air cooler is a heat exchanger that is used to lower the temperature of air from a turbocharger that will be used in the engine combustion process, thus improving engine operating efficiency and lowering emissions. The Company believes that the demand for charge air coolers will continue to increase as the Company's customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. The Company has received four U.S. patents and numerous foreign patents relating to its proprietary Ultra-Seal® grommeted charge air cooler. This product offers significant improvements in performance and exceeds current industry guidelines for durability. Charge air coolers and replacement charge air cooler cores are also sold through the heavy duty aftermarket.

Engine Cooling Systems.    The Company offers many different configurations of custom engine cooling systems to OEMs depending on customer requirements. These systems typically consist of a radiator and charge air cooler plus ancillary components to suit each OEM requirement. Additional components in such systems may include an air conditioning condenser, oil or fuel cooler, fan, fan shroud, fan guards, hoses and piping. The Company has experienced a significant OEM interest and an emerging preference towards the supply of complete cooling systems.

Financial Information About Industry Segments, Export Sales and Domestic and Foreign Operations

The Company operates in two business segments in line with its Strategic Business Groups — Automotive and Light Truck and Heavy Duty. Applicable segment information appears in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. Export sales from North America and sales to any one foreign country were below 10% of net trade sales in the years ended December 31, 2003, 2002 and 2001.

Customers

The Company sells its products and services to a wide variety and large number of industrial and other commercial customers. The Company sells its automotive and light truck products to national retailers of aftermarket automotive products (such as AutoZone, Advance Auto Parts, Pep Boys, CSK and O'Reilly), warehouse distributors, radiator shops, hard parts jobbers (including Carquest, Aftermarket AutoParts Alliance and NAPA, the Automotive Parts Group of Genuine Parts Company) and other manufacturers. The Company supplies heavy-duty heat transfer systems to OEMs of heavy duty trucks and other vehicles, such as Paccar, Monaco Coach and Oshkosh Truck Corporation, and OEMs of industrial and off-highway equipment, such as Cummins Power Generation, as well as to the heavy truck and industrial equipment aftermarkets.

The Company's largest customer during 2003, 2002 and 2001 was AutoZone. AutoZone accounted for approximately 20%, 21% and 19% of net sales for 2003, 2002 and 2001, respectively. In addition, Advance Auto Parts accounted for approximately 12% of net sales in 2003. No other customer individually represented more than 10% of net trade sales in any of the years reported. The loss of either of the major customers could have a material adverse effect on the Company's results of operations.

Sales and Marketing

The Company maintains a separate sales and marketing department for its aftermarket and OEM customer groups. By focusing its sales effort at the customer class level, the Company enables its sales staff to develop a thorough understanding of technical and production capabilities and overall market in which such customer class operates. The Company has approximately 150 individuals involved in sales and marketing efforts. The Company also utilizes independent manufacturers' sales representatives to aid in its outside sales efforts in the aftermarket channels.

Competition

The Company faces significant competition within each of the markets in which it operates. In its Automotive and Light Truck product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, such as Modine Manufacturing ("Modine"), Visteon, internal operations of the OEMs, offshore suppliers and, to a lesser extent, local and regional manufacturers. The Company's primary competition in the air conditioning replacement parts business includes Four Seasons, a division of Standard Motor Products, Visteon, Jordan Industries, offshore suppliers and numerous regional operators. The Company's principal methods of competition include product design, performance, price, customer service, warranty, product availability and timely delivery.

With respect to its heavy duty OEM business, the Company competes with international producers of heat transfer products, such as Modine, Valeo Engine Cooling Systems and Behr GmbH & Co. The Company principally competes for new business both at the beginning of the development phase or offering of a new model and upon the redesign of existing models used by its major customers. New model heavy duty truck development generally begins two to three years prior to the marketing of the vehicle to the public. Once a producer has been designated to supply components to a new program, an OEM will generally continue to purchase those components from the designated producer for the life of the program. Other heavy duty product development cycles range from six months to three years. The primary competitors in the heavy duty aftermarket are regional manufacturers.

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

Raw Materials and Suppliers

The principal raw materials used by the Company in its Automotive and Light Truck and Heavy Duty product lines are copper, brass and aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 100% of its copper and brass requirements in 2003, 2002 and 2001. The Company sourced most of its aluminum needs from Alcoa Inc. during 2003, 2002 and 2001. The Company has not experienced any significant supply problems for these commodities and does not anticipate any significant supply problems in the foreseeable future.

The Company typically executes purchase orders for its anticipated copper and brass requirements three to nine months prior to the actual delivery date. The purchase price for such copper and brass is established at the time orders are placed by the Company and not at the time of delivery. In periods of abnormally high commodity market prices, the Company will place orders only for its current requirements.

Backlog

Backlog consists primarily of product orders for heavy duty OEM products for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels. Backlog was approximately $4.1 million at December 31, 2003, as compared to $3.0 million at December 31, 2002. The Automotive and Light Truck SBG typically operates on a short lead time order basis. As such, backlog is not indicative of future overall sales levels.

Seasonality

The Company experiences stronger second and third quarters and weaker first and fourth quarters due to the operating results of the Automotive and Light Truck SBG and the heavy duty aftermarket unit. Higher sales are reported during the spring and summer months, as the demand for replacement radiators and air conditioning parts and supplies increases, while lower sales levels are reported during the fall and winter months when only the heater core product line is in significant demand. Historically, the Heavy Duty SBG has experienced a decrease in revenues and operating income during the fourth quarter as results are affected by scheduled customer plant shutdowns for the holiday season. The acquisition of Fedco's heater core business in 2002 provided additional sales which are counter seasonal to the Company's historic business performance.

Research and Development

Research and development expenses, which were primarily within our Heavy Duty SBG, were approximately $0.5 million, $0.4 million, and $0.2 million, in 2003, 2002 and 2001, respectively.

Employees

At December 31, 2003, the Company had 1,601 employees. Of these employees, 782 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Of the Company's unionized employees, 67% are employed at the Company's Mexico plant and are represented by a local Mexican labor union. The Company has successfully re-negotiated collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future.

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

Available Information

The Company periodically files reports with the Securities and Exchange Commission. Copies of any filing may be obtained at no charge by visiting the Company's website at www.transpro.com, the SEC's website at www.sec.gov or by writing to Investor Relations Department, Transpro, Inc., 100 Gando Drive, New Haven, Connecticut 06513.

ITEM 2.    PROPERTIES

The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through the following principal facilities:

Location	Approximate Square Footage	Owned/ Leased	Product Line	Lease Expiration
Memphis, Tennessee	234,200	Leased	Distribution and warehouse for heat exchange products	2007
Arlington, Texas	175,000	Leased	Manufacture of remanufactured air conditioning compressors, air conditioning parts and supplies	2012
Nuevo Laredo, Mexico	158,000	Leased	Manufacture of heat exchange products	2005
Jackson, Mississippi	135,900	Owned	Manufacture of heavy duty heat exchange products	—
Laredo, Texas	102,800	Leased	Warehouse of heat exchange products, manufacture of tubes for aftermarket radiators	2009
Buffalo, New York	95,000	Leased	Manufacture of heat exchange products	2004
New Haven, Connecticut (1)	74,000	Leased	Corporate headquarters, manufacture of tubes for aftermarket and original equipment radiators, test facility	2009
Dallas, Texas	50,100	Leased	Manufacture of heavy duty heat exchange products	2006

(1)	On May 1, 2003, the Company completed the sale of its headquarters facility. In conjunction with the sale, the Company entered into a six-year lease for the office, test lab and tube mill space, which it currently occupies.

The Company believes its property and equipment are in good condition and suitable for its needs. The Company has sufficient capacity to increase production with respect to its replacement radiator and original equipment product lines and its air conditioning replacement parts business. In its Automotive and Light Truck SBG, the Company maintains a nationwide network of thirty eight branch locations, which enable the Company to provide its customers, generally, with same day delivery service. In the Heavy Duty SBG, the aftermarket is also served through nine regional manufacturing plants. All of these branch and plant facilities are leased and vary in size from 6,000 square feet to 20,000 square feet. Information about long-term lease commitments appears in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty and employment-related claims.

Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the "Purchase Agreement"), the Company acquired from Paul S. Wilhide ("Wilhide") all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company's Series B Convertible Redeemable Preferred Stock (the "Convertible Shares"), and the potential for an "earn-out" payment to Wilhide based on a calculation relating to EVAP's performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out may be payable to Wilhide in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. While the arbitration schedule has not been finalized, it is anticipated that the arbitration hearing will occur in the last quarter of 2004, with a decision to be rendered by the first quarter of 2005. The Company intends to vigorously defend this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's consolidated financial position, future operations or cash flows in a particular period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers of the Registrant:

Name	Age	Served as Officer Since	Position or Office with the Company & Business Experience During Past Five-Year Period
Charles E. Johnson	58	March 2001	President, Chief Executive Officer and Director of Transpro, Inc., since 2001; Chief Executive Officer of Canadian General-Tower, Ltd., 1997 through 2001 and, from 1996 President and Director; President and Chief Operating Officer of Equion Corporation, 1993 through 1996.
Jeffrey L. Jackson	56	August 1995	Vice President, Human Resources and Process of Transpro, Inc., since July 2001; Vice President, Human Resources of Transpro, Inc., 1995 to July 2001.
Richard A. Wisot	58	June 2001	Vice President, Treasurer, Secretary and Chief Financial Officer of Transpro, Inc. since 2001; Vice President, Treasurer and Chief Financial Officer of Ecoair Corp., 1997 through 2001; Vice President, Controller, Chief Accounting Officer of Echlin Inc., 1990 through 1996.
David J. Albert	56	June 2001	Vice President, Operations of Transpro, Inc., since 2001; President and Chief Executive Officer of Hayden Industrial Products from 1996 through 2000.
Kenneth T. Flynn, Jr.	54	September 2001	Vice President and Corporate Controller of Transpro, Inc. since 2001; Consultant, 1999 through 2000; Vice President and Corporate Controller of Echlin Inc. 1997 through 1999; Assistant Corporate Controller of Echlin Inc. 1985 through 1997.

All officers are elected by the Board of Directors.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange. The number of beneficial holders of the Company's common stock as of the close of business on March 1, 2004, was approximately 3,200. Information regarding per share market prices for the Company's common stock is shown below for 2003 and 2002. Market prices are the daily high and low sales prices quoted on the American Stock Exchange (AMEX) and the New York Stock Exchange (NYSE). The Company's common stock was approved for listing on the AMEX effective Monday, October 13, 2003. The Company discontinued trading its common stock on the NYSE at the close of the market on Friday, October 10, 2003. The Company's decision to list on the AMEX was taken to address its non-compliance with the NYSE's market capitalization and stockholders' equity requirements.

	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$6.20	$5.25	$4.65	$4.69
Low	$4.10	$3.25	$3.51	$3.26

	Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$4.32	$6.45	$6.50	$6.26
Low	$3.00	$4.25	$4.90	$4.25

The Company discontinued its quarterly common stock cash dividend in September 2000. Under the provisions of the Loan Agreement entered into on January 4, 2001, the Company is prohibited from paying common stock dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 — Financial Statements and Supplementary Data." The Company sold its Specialty Metal Fabrication segment effective May 5, 2000. Results of operations prior to the sale have been shown as income from discontinued operations in the consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share data)
Statement of operations data:(1)
Net sales	$228,704	$230,565	$203,312	$203,320	$205,563
Gross margin(2)	37,667	46,250	27,401	28,404	44,026
Restructuring and other special charges	1,490	1,334	3,632	1,407	325
(Loss) income from continuing operations before cumulative effect of accounting change	(4,536)	6,659	(20,838)	(9,234)	5,099
Cumulative effect of accounting change, net of tax	—	(4,671)	—	—	—
Income from discontinued operation, net of tax	—	—	—	440	1,717
Gain on sale of discontinued operation, net of tax	—	—	—	6,002	—
Net (loss) income	(4,536)	1,988	(20,838)	(2,792)	6,816
Basic (loss) income per common share:
Continuing operations	$(0.65)	$0.94	$(3.17)	$(1.43)	$0.77
Cumulative effect of accounting change	—	(0.67)	—	—	—
Discontinued operation	—	—	—	0.07	0.26
Gain on sale of discontinued operation	—	—	—	0.91	—
Diluted (loss) income per common share(3):
Continuing operations	$(0.65)	$0.94	$(3.17)	$(1.43)	$0.72
Cumulative effect of accounting change	—	(0.66)	—	—	—
Discontinued operation	—	—	—	0.07	0.24
Gain on sale of discontinued operation	—	—	—	0.91	—
Cash dividends per common share	—	—	—	0.10	0.20
Balance sheet data:
Working capital(4)	$23,028	$32,807	$31,505	$44,742	$80,510
Total assets	157,178	160,966	129,683	156,967	176,293
Long-term debt	1,306	7,267	7,998	5,234	61,928
Total debt	50,944	59,596	37,663	45,323	61,928
Stockholders' equity	43,620	48,238	48,965	71,477	75,422

(1)	Certain prior period amounts have been reclassified to conform with the current year presentation.
(2)	Gross margin includes $0.5 million and $0.9 million of restructuring charges in 2002 and 2001, respectively.
(3)	During 2003, 2001 and 2000, the weighted average number of shares of common stock outstanding used for basic earnings per share was also used in computing diluted earnings per share due to the anti-dilutive impact of common share equivalents on the loss per common share.
(4)	Working capital represents the excess of current assets over current liabilities. In 2003, 2002, 2001 and 2000, borrowings under the Revolving Credit facility are reflected as current liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

The Company is organized into two strategic business groups based upon the type of customer served — Automotive and Light Truck and Heavy Duty. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes as well as cash flow from operations which reflects operating results and asset management.

In order to evaluate market trends and changes, management utilizes a variety of economic and industry data including miles driven by vehicles, average age of vehicles, gasoline usage and pricing and automotive and light truck vehicle population data. In the heavy duty segment, we also utilize Class 7 and 8 truck production data and industrial and off-highway equipment production.

Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. At the end of 2002, the Company acquired certain assets of Fedco Automotive Components Company. This acquisition strengthened our position in the heater core market, provided the Company with a new major customer, provided the capability for in-house production of aluminum heaters and allowed us to maximize the benefits generated by the in-house production of copper/brass heaters at our Mexican plant.

During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the Company's operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of new restructuring programs in 2003 to include the relocation of Fedco's inventory and machinery to Mexico and salaried headcount reductions made in order to lower overall operating costs. Total restructuring and other special charges, including amounts charged to cost of sales, of $1.5 million, $1.8 million and $4.6 million were recorded during 2003, 2002 and 2001, respectively. While the Company has begun to see benefits from these initiatives in its 2003 results, management believes that they will serve as a foundation for improvements expected in 2004.

Results of Operations

Comparison of Year Ended December 31, 2003 to 2002

For the year ended December 31, 2003, net sales were $228.7 million, 0.8% lower than the $230.6 million reported in 2002. Sales for the Automotive and Light Truck SBG were $167.9 million, compared with net sales of $164.5 million in the same period last year. Heat Exchanger product sales were 2.9% above last year as the impact of the acquisition of Fedco and the impact of new customer programs were partially offset by changes in customer mix, ongoing pricing pressure, a soft and shorter selling season and a decline in unit volume as many of our major customers took actions to lower their own inventory levels. Net sales of our Temperature Control products were 3.7% below a year ago as the impact of several new customer programs were more than offset by an unseasonably short selling season and changes in customer buying habits caused by their inventory reduction efforts. As we believe we have not lost any significant business with the major customer group of our Automotive and Light Truck segment, it is anticipated that 2004 should benefit from a return to normal customer buying habits more in line with their product sell through. Heavy Duty SBG sales in 2003 of $60.8 million were 8.0% below the $66.0 million reported last year. Heavy Duty OEM product sales were 6.1% below those for the full year 2002, reflecting declines experienced during the first three quarters of 2003 due to the phase-out of certain OEM programs during the fourth quarter of 2002 and higher customer purchase levels in 2002 in anticipation of changes in emission regulations which became effective in the fourth quarter of 2002. In the fourth quarter of 2003, Heavy Duty OEM sales were 26.6% above the same period a year ago primarily due to the impact of new customer programs with Monaco Coach and other existing customers. Heavy Duty Aftermarket sales for the full year were 9.7% below those of 2002. This decline reflects the continued softness in all markets served by these products and a declining demand for certain product categories. It is anticipated that 2004 Heavy Duty OEM sales will benefit from new customer programs, which have been announced, while the Heavy Duty Aftermarket will make new product introductions in an effort to continue strengthening this business unit.

Gross margins, as a percentage of sales, were 16.5% in 2003 compared to 20.1% in 2002. Excluding the $0.5 million of restructuring charges recorded in gross margin in 2002, which were associated with the closure of a manufacturing plant in Maquoketa, Iowa, the 2002 gross margin percentage would have been 20.3%. The year-over-year decline in the gross margin percentage was primarily the result of production cutbacks instituted at the Automotive and Light Truck Heat Exchanger plants. These cutbacks resulted in higher actual inventory costs at the end of 2002, which translated into an approximately $3 million reduction in gross margin as the products were sold during the first quarter of 2003. Start-up problems with our new aluminum tube mill during the first half of 2003, along with an increase in price competition and changes in customer mix, also adversely impacted margins for the year. In addition, during the fourth quarter of 2003, production at our Temperature Control plant was significantly cut back in response to the shorter than normal air conditioning components selling season, resulting in lower margins due to unabsorbed overhead costs. These items offset the favorable impacts of the Company's cost reduction activities, which have resulted in lower product costs. The cost reductions implemented during 2003 should translate into a year-over-year improvement in gross margins during the first quarter of 2004.

Selling, general and administrative expenses in 2003 of $38.1 million were $0.7 million below the prior year. As a percentage of sales, expenses in 2003 were 16.7% compared to 16.9% in 2002. Expenses of Fedco incurred during the first quarter of 2003, prior to the completion of the integration program and higher levels of costs for major system improvements, have been offset by benefits of the Company's cost reduction initiatives along with incentive and other expense reductions reflecting the current market conditions and the Company's financial results.

In 2003, the Company completed its $7.0 million restructuring program, which started in 2001. Initiatives during 2003 included the closure of two regional Heavy Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona, and the closure of the Charlotte, North Carolina branch facility. During 2003, the Company also added programs, totaling $0.9 million for the relocation of Fedco copper/brass inventory and machinery to Mexico and a cost reduction program of salaried headcount reductions. The salaried headcount reduction actions taken during the last three quarters of 2003 are expected to lower spending levels by approximately $2.4 million on an annualized basis. The Company has already seen in its 2003 results some of the impacts of completed actions under the restructuring programs. Future benefits from these actions will be dependent on business conditions. A summary of the 2003 charge of $1.5 million, which is also discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this Report, is as follows:

Workforce related	$922
Facility consolidation	500
Asset write-downs	68
Total	$1,490

Workforce related charges reflect the elimination of 82 salaried and hourly positions, as a result of the closure of two Heavy Duty Aftermarket plants and salaried headcount reductions, which impacted all segments of the business. It is expected that cash payments related to severance programs will continue through the end of 2004.

The facility consolidation charges primarily represent costs associated with the closure of two Heavy Duty Aftermarket plants and one Automotive and Light Truck branch and the relocation of the Fedco copper/brass inventory and machinery from Buffalo to our existing facility in Mexico. Cash payments will be completed during 2004.

In conjunction with the closure of its two Heavy Duty Aftermarket plants, the Company wrote down the related fixed assets and inventory to net realizable value.

Interest costs in 2003 were slightly below a year ago as the impact of lower average interest rates offset the impact of higher average debt levels. Average interest rates under our Loan and Security Agreement with Congress Financial Corporation (New England) ("Loan Agreement"), in 2003 were 4.13% compared with 6.08% in 2002 while average debt levels were $55.5 million in 2003 compared with $43.3 million a year ago, excluding the impact of the $5.0 million Industrial Revenue Bond. Interest expense in 2003 was also impacted by the pay down of our Industrial Revenue Bond during the second quarter at the time our New Haven facility was sold and discounting fees associated with the Company's utilization of a customer-sponsored vendor program administered by a financial institution for the collection of receivables.

The effective tax rate in both 2003 and 2002 reflects only a state and foreign provision. The tax provision in 2003 also includes a tax benefit of $1.4 million reflecting additional refundable income taxes. These refundable taxes, which were collected during the year, resulted primarily from the Company making tax election changes at the time of filing its 2002 Federal Income Tax Return. Also included in the 2003 tax provision is a benefit of $0.1 million representing the impact of reversing a portion of the federal income tax accrual that was no longer required due to the completion of a recent Internal Revenue Service review. As of December 31, 2003, the deferred income tax valuation reserve had a balance of $8.0 million. During March 2002, tax legislation was enacted, which included a provision that allowed pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of two years. As a result, the Company recorded a tax benefit in the first quarter of 2002 of $3.8 million, which reflected a reduction in the deferred income tax valuation allowance.

Results for 2002 included a charge of $4.7 million reflecting the impact of the Company's adoption of Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as issued by the FASB in June, 2001, which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. This charge represented the write-off of the remaining goodwill reflected on the balance sheet.

The loss from continuing operations before the cumulative effect of the accounting change was $4.5 million, or $0.65 per basic and diluted share, in 2003 compared to income of $6.7 million, or $0.94 per basic and diluted share, in 2002. In 2003, the net loss was $4.5 million, or $0.65 per basic and diluted share, while in 2002 the net income was $2.0 million, or $0.27 per basic and $0.28 per diluted share.

Comparison of Year Ended December 31, 2002 to 2001

Net sales for the year ended December 31, 2002 increased 13.4% to $230.6 million compared to $203.3 million in 2001. Automotive and Light Truck SBG revenue increased 18.4% to $164.5 million from $139.0 million in 2001. Heat Exchanger product sales were 14.4% above 2001 primarily as a result of product line expansions by several of our major customers and the start-up late in the second quarter of the year of a new customer program. Revenue from the Temperature Control business unit was up 56.3% reflecting the addition of several new customers announced during the first quarter. Heavy Duty SBG revenue in 2002 increased 2.7% to $66.0 million from $64.3 million last year. Despite continued softness in the marketplace, Heavy Duty OEM sales grew 6.3%, as a result of the impact of some minor strengthening of customer volumes. These higher volumes reflected customer purchases in anticipation of heavy truck engine changes caused by new emission regulations, which became effective in the fourth quarter of 2002. During the fourth quarter of 2002, Heavy Duty OEM sales declined due to the planned phase out of certain radiator shipments to Kenworth beginning in November. In the first quarter of 2003, the Company announced that due to a change in sourcing strategy, Kenworth had decided to retain Transpro as its radiator supplier for Class 8 trucks. Heavy Duty Aftermarket sales in 2002 declined by 0.5%, reflecting continued softness in all markets served by this unit.

Gross margin, as a percentage of sales, was 20.1% in 2002, compared with 13.5% in 2001. The 2002 gross margin includes $0.5 million of restructuring charges associated with the write down of inventory to net realizable value at the Company's Maquoketa, Iowa plant, which was closed in September. In 2001, $0.9 million of restructuring charges were included in cost of sales reflecting the write down of inventory as a result of the closure of a manufacturing facility in California. Before these restructuring charges, gross margin, as a percent of sales, was 20.3% of sales in 2002 compared to 13.9% in 2001. The year-over-year increase in margins reflected the Company's multi-phased margin improvement activities, which began in the second quarter of 2001 and continued in 2002. These include actions within both the Automotive and Light Truck and Heavy Duty SBGs designed to improve labor efficiency and utilization, lower spending levels and reduced product costs. Margins in the Heavy Duty SBG also benefited from lower warranty costs than were recorded in 2001. The higher claims incurred in 2001 were related to a customer warranty program, which had commenced during the fourth quarter of 2000. Warranty claims returned to historical levels in 2002. During the fourth quarter of 2002, the Company instituted a sharp production cutback in its Automotive and Light Truck Heat Exchanger plants in order to bring inventory levels more in line with expected demand levels. This cutback resulted in a higher actual inventory cost at the end of 2002, which translated into lower profit levels during the first quarter of 2003 as the product was sold. The adverse impact on the 2003 first quarter was in the range of $3.0 million compared to the same period in 2002.

While selling, general and administrative expense levels increased $2.0 million or 5.5% from 2001, they were lower as a percentage of sales, 16.9% versus 18.1% in 2001. These improvements primarily reflected higher year-over-year sales levels and benefits generated by the branch closure actions taken in 2001 and 2002. Included in 2001 expense levels were $1.2 million of costs associated with the write-off of receivables from several Automotive and Light Truck customers, which declared bankruptcy.

During the third quarter of 2001, the Company began a series of restructuring initiatives to improve operating performance with an anticipated cost of $7.0 million. These initiatives included the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. As part of these initiatives, the Company recorded restructuring and other special charges of approximately $1.8 million during 2002. Of this amount, $0.5 million was classified in cost of sales and $1.3 million in operating expenses. Through the end of 2002, the Company incurred $6.4 of the originally planned $7.0 million of restructuring costs. A summary of the 2002 charge, which is also discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this Report, is as follows:

Workforce related	$841
Facility consolidation	503
Asset write downs	472
Total	$1,816

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

Interest costs in 2002 were 17.3% below 2001 as the impact of lower interest rates more than offset higher average debt levels. Interest rates under our Loan Agreement and Industrial Revenue Bond averaged 6.08% and 1.44%, respectively in 2002 compared with 8.04% and 2.86%, respectively in 2001. Average debt levels rose to $48.3 million from $43.9 million in 2001. In 2001, the Company recorded a loss on extinguishment of debt reflecting the write-off of deferred debt issue costs as a result of the pay down of the previous revolving credit agreement.

During March 2002, tax legislation was enacted which included a provision that allowed pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of two years. As a result, the Company recorded a tax benefit in the first quarter of 2002 of $3.8 million, which reflects a reduction in the deferred income tax valuation allowance. The first quarter tax benefit, along with the $1.3 million refundable income tax at December 31, 2001, was received in cash during the second quarter of 2002. The provision for income tax at the end of 2002 represents a liability for state, local and foreign taxes offset by a refund of $0.8 million due to the carry-back of the current year's taxable pre-tax loss. The provision for taxes in 2001 had reflected the establishment of a deferred income tax valuation allowance in the amount of $10.5 million against the Company's net deferred tax asset. This valuation allowance is recovered as the Company returns to profitability on a pre-tax basis. At December 31, 2002, $6.9 million of the deferred income tax valuation reserve remained.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement was effective for years beginning after December 15, 2001, the Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company determined that there was a transitional impairment loss as the carrying value of the goodwill recorded by its Automotive and Light Truck segment exceeded the fair value of the business. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations. This write-off has no impact on cash flow from operations. Goodwill amortization was $0.4 million in 2001. Excluding the after-tax impact of the goodwill amortization, the loss from continuing operations, net loss and net loss per share for the year ended December 31, 2001 would have been as follows:

(in thousands, except per share data)
Loss from continuing operations — reported	$(20,838)
Goodwill amortization	368
Loss from continuing operations excluding goodwill amortization	$(20,470)
Net loss — reported	$(20,838)
Goodwill amortization	368
Net loss excluding goodwill amortization	$(20,470)
Loss per common share from continuing operations (basic and diluted) — reported	$(3.17)
Goodwill amortization	0.06
Loss per common share from continuing operations excluding goodwill amortization	$(3.11)
Net loss per common share (basic and diluted) — reported	$(3.17)
Goodwill amortization	0.06
Net loss per common share excluding goodwill amortization	$(3.11)

Income from continuing operations before the cumulative effect of the accounting change was $6.7 million, or $0.94 per basic and diluted share, in 2002 compared to a loss of $20.8 million, or $3.17 per basic and diluted share, in 2001. Net income in 2002 was $2.0 million, or $0.27 per basic and $0.28 per diluted share, while in 2001 the net loss was $20.8 million, or $3.17 per basic and diluted share.

Financial Condition, Liquidity and Capital Resources

Cash flow from operating activities during 2003 was $8.7 million, a $16.4 million improvement over the $7.7 million outflow reported in 2002. Accounts receivable levels decreased by $8.1 million as the Company accelerated the collection of certain customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution. This accelerated collection was done in an effort to offset the continuing trend towards longer customer payment terms by "blue chip" customers, at a cost effective discount rate. The Company anticipates that more of its major customers will make available this type of program during 2004. Inventory levels grew $6.8 million due to the soft market conditions experienced for most of the year, which included a shorter than normal peak selling season for heat exchanger and air conditioning products. In addition, the higher inventory levels reflected the purchase of a competitor's inventory from a major customer during the fourth quarter and the requirement to build inventory in anticipation of new Automotive and Light Truck customer programs expected to commence in early 2004. Accounts payable rose by $10.2 million as a result of the growth in inventory levels as well as our effort to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles.

During 2002, operations used $7.7 million of cash. Accounts receivable grew by $19.4 million during the period due to higher sales levels (approximately $1 million), extended terms on the new customer business added during the year (approximately $11 million) and an ongoing shift in receivables mix toward longer payment cycles with "blue chip customers" (approximately $9 million). These increases were partially offset by improved collections. While these customers generally all have high-grade credit, the Company will be seeking ways to improve its performance in this area. Net inventories rose $1.2 million as the Company was unable to offset the higher inventory levels at the end of the third quarter, caused by increased sales, extra purchases of certain difficult-to-obtain inventory and the West Coast dock strike, through cutback actions taken during the fourth quarter. While these cutbacks in production levels and incoming receipts of finished product resulted in a year-over-year improvement in inventory turns to 3.1, they also resulted in a higher cost of production which adversely impacted results in the first quarter of 2003 as the product was sold. In December 2002, the Company contributed an additional $2.0 million to its pension trust in order to reduce the impact on Shareholders' Equity from the minimum pension adjustment. These outflows were partially offset by funds provided from operations and an increase in accounts payable and accrued liabilities.

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

Capital expenditures were $5.2 million for 2003, compared with $5.6 million in 2002. Expenditures for 2003 were primarily made to enhance our production capabilities in Mexico and improve and expand our information systems. At December 31, 2003, there are no material outstanding capital commitments.

On May 1, 2003, the Company completed the sale of its Gando Drive headquarters facility in New Haven, Connecticut and entered into a lease of its currently occupied space used for offices, test facility and tube mill operations. As a result, the Company repaid the $5.0 million Industrial Revenue Bond on the facility, created greater availability of funds under its credit agreement and eliminated an underutilized asset. The gain on the sale of the building, of approximately $1.6 million, will be recognized equally over the six-year initial term of the lease on the facility. In 2003, the Company recorded a gain of $0.2 million related to this transaction in its results from operations.

On December 27, 2002, the Company purchased certain assets of Fedco Automotive Components Company ("Fedco") for a cash purchase price of $8.1 million, including transaction costs. Net assets acquired included $4.9 million of receivables, $3.5 million of inventory, $2.1 million of fixed assets, $0.1 million of intangible assets, $1.5 million of accounts payable and accrued liabilities and $1.0 million of accrued severance and relocation costs.

Cash dividends paid to a preferred shareholder were approximately $0.1 million in 2003, 2002 and 2001.

Total debt at the end of 2003 was $50.9 million compared with $59.6 million a year ago. This $8.7 million reduction reflects the pay down of the $5.0 million Industrial Revenue Bond, at the time the Company's headquarters facility was sold, and the utilization of cash flow generated by operations. At December 31, 2003, the Company had $4.2 million available for future borrowings under its Loan Agreement.

During 2002, total debt increased by $21.9 million. These funds were utilized to meet working capital needs, primarily the increase in trade accounts receivable terms and the acquisition of Fedco. On September 27, 2002, the Company entered into an amendment to its Loan Agreement which provided for a temporary increase in the maximum credit line from $55.0 million to $65.0 million effective July 1, 2002, with scheduled reductions through December 20, 2002 back down to $55.0 million. On November 22, 2002, the Loan Agreement was amended to permanently increase the maximum credit line to $65.0 million. On December 27, 2002, in conjunction with the acquisition of Fedco, the Loan Agreement and the Term Promissory Note with Congress Financial Corporation were amended to permanently increase the maximum credit line to $80 million and extend the credit line through December 27, 2005. In addition, the interest rate was decreased to the prime rate from the prime rate plus 1.5%. The Company also has the option to elect a Eurodollar-based interest rate, which has been decreased from plus 4% to plus 2.5%. The amended Loan and Security Agreement is comprised of a $77.0 million Revolving Credit Facility and a $3.0 million Term Loan. There were no changes to the minimum thresholds for net worth or working capital, which remain at $37.0 million and $55.0 million respectively. The extension and amendment to the credit line provided the Company with additional flexibility to meet ongoing developmental needs and lowered borrowing costs.

In 2001, funds provided by the Loan Agreement, which was entered into on January 4, 2001, were utilized to repay the previous revolver and provide funds for operating activities. During 2001, the Company was able to repay $7.6 million of its outstanding debt.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck segment. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms. During 2003, the Company began utilizing a customer-sponsored program administered by a financial institution in order to accelerate the collection of funds and offset the impact of these lengthening terms. The Company intends to continue utilizing this program as long as it is a cost effective tool to accelerate cash flow and will expand its usage as other customers make it available. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

The following table summarizes the Company's outstanding material contractual obligations as of December 31, 2003:

	Payments Due by Period
Type of Obligation	Less Than 1 Year		2-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Revolving credit facility(1)	$48,598		$—	$—	$—	$48,598
Term loan	900		1,275	—	—	2,175
Pension plan contribution	3,600	(2)	—	—	—	3,600
Capital lease obligations	140		31	—	—	171
Operating leases	4,300		6,000	2,900	2,900	16,100
Purchase obligations	8,551	(3)	—	—	—	8,551
Total	$66,089		$7,306	$2,900	$2,900	$79,195

(1)	Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report.
(2)	Pension plan contributions reflect expected disbursements in 2004 as calculated by the Company's third-party actuary. Estimated contributions for future years are not currently determinable as they will be impacted by changes in discount rates, pension plan performance and other factors.
(3)	Purchase obligations for goods and services outstanding at the end of the year which normally are consumed over a period of less than 12 months. This is not reflective of total consumption over a 12-month period.

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

Revenue Recognition.    Sales are recognized either when products are shipped to the customer or when products are received by the customer in accordance with the invoice shipping terms. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience or agreements currently in place with customers. The Company will also accrue for unusual warranty exposures at the time the exposure is identified and quantifiable based upon analyses of expected product failure rates and engineering cost estimates. In connection with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized over the life of the agreement. The Company also establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and the current economic conditions. Changes in our customers' financial condition or other factors could cause our estimates of uncollectible accounts receivable or the amortization periods of customer acquisition costs to vary.

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

Pension Plans.    The Company establishes and periodically reviews the assumptions used in the measurement of its retirement plans. The discount rate will change in relation to increases or decreases in applicable published bond indices. The return on assets reflects the long-term rate of return on plan assets expected to be realized over a ten year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company's pension assumptions currently include a 9% long-term annual rate of return, which is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance. Differences between actual and assumed portfolio performance as well as the impact of changes in discount rates are included in the calculation of the Company's accrued pension costs by a third-party actuary. As the performance of the pension portfolio during 2002 and 2001 was below the actuarial assumption and the discount rate was reduced by 0.5% in both years, the unrecognized component of accrued pension costs changed from a gain of $4.8 million at December 31, 2000 to a loss of $1.3 million at December 31, 2001 and a loss of $6.9 million at December 31, 2002. During 2003, the discount rate was again reduced by 0.5%; however, the impact this had on the minimum pension liability was offset by improved performance of the portfolio resulting in an increase in the unrecognized component of accrued pension costs to $7.0 million. In the future, this unrecognized loss, along with changes in any of the underlying pension assumptions, and the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts.

Inflation

The overall impact of the low rate of inflation in recent years has resulted in no significant impact on labor costs and general services utilized by the Company. The principal raw materials used in the Company's original equipment and replacement radiator and heater core product lines are copper and brass. The Company also requires aluminum for its radiator, charge air cooler, condenser and heater core product lines. Copper, brass, aluminum and other primary metals used in the Company's business are generally subject to commodity pricing and variations in the market prices for such materials. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company typically executes purchase orders for its copper and brass requirements three to nine months prior to the actual delivery date. In periods of abnormally high commodity market prices, the Company will place orders only for its current requirements. In either case, the purchase price for such copper, brass and aluminum is established at the time such orders are placed by the Company and not at the time of delivery.

The Company also manages its metals commodity pricing exposure by attempting to pass through any cost increases to its customers. During 2004, commodity prices have increased significantly over the prior year. Selling price increases, impacting most product lines, are currently being implemented in order to recover these cost increases. Although the Company has been successful in passing through price increases to its customers to offset a portion of past commodity cost increases, there is no assurance that the Company will continue to be successful in raising prices in the future. The Company currently does not use financial derivatives or other methods to hedge transactions with respect to its metals consumption.

Environmental Matters

The Company is subject to Federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company also believes there will not be any material adverse impact to its financial results due to the investigation and cleanup activities. The Company also believes it is reasonably possible that environmental related liabilities might exist with respect to other industrial sites formerly occupied by the Company. Based upon information currently available, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

The Company currently does not anticipate any material adverse effect on its consolidated results of operations, financial condition or competitive position as a result of compliance with Federal, state, local or foreign environmental laws or regulations. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business, and there is no assurance that material environmental liabilities and compliance charges will not arise.

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

In April, 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which revised the criteria for determining an extraordinary item resulting from the early extinguishment of debt. While adoption of this Statement had no impact on current results of operations, results for the year ended December 31, 2001, included herein, reflect the reclassification of the previously reported extraordinary item.

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

During December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods for determining compensation expense and amends quarterly and annual disclosure requirements. The Company has adopted the disclosure provisions of SFAS No. 148 in its year-end and interim reporting.

In December 2003, the FASB issued Statement No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the original SFAS 132 and revises employers' financial statement disclosures about pension plans and other postretirement plans. The Company has adopted the applicable provisions of this Statement in its reporting of the financial results for the year ended December 31, 2003.

Forward-Looking Statements and Cautionary Factors

Statements included herein, which are not historical in nature, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, sales and liquidity are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including but not limited to: business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer and product mix, failure to obtain new customers, retain existing customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, changes in interest rates and continued availability under the Company's Loan Agreement. The forward-looking statements contained in this Form 10-K are made as of the date hereof, and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities.

The Company's interest rate risk is most sensitive to changes in U.S. interest rates. At December 31, 2003, the Company had a Loan Agreement, under which $50.8 million was outstanding. The weighted average interest rate on the Loan Agreement during 2003 was 4.13%. Effective December 27, 2002, interest on the Loan Agreement is based on, at the Company's option, the Eurodollar loan rate plus 2.5% or the prime rate. The impact of a 10% change in market interest rates would not have a material impact on the Company's results of operations.

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

Certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and aluminum markets may be subject to changes based on availability. The Company conducts its purchasing of such commodities generally through three to nine month purchase order commitments; however, this practice may be modified in periods of rising prices. See "Raw Materials and Suppliers" in Part I of this Report and "Inflation" in Item 7 of this Report for additional information on commodity purchasing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Transpro, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transpro, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
Hartford, Connecticut
March 17, 2004

TRANSPRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net sales	$228,704	$230,565	$203,312
Cost of sales	191,037	184,315	175,911
Gross margin	37,667	46,250	27,401
Selling, general and administrative expenses	38,137	38,866	36,840
Restructuring and other special charges	1,490	1,334	3,632
Operating (loss) income	(1,960)	6,050	(13,071)
Interest expense	3,739	3,744	4,527
Loss on debt extinguishment	—	—	530
(Loss) income from continuing operations before taxes and cumulative effect of accounting change	(5,699)	2,306	(18,128)
Income tax (benefit) provision	(1,163)	(4,353)	2,710
(Loss) income from continuing operations before cumulative effect of accounting change	(4,536)	6,659	(20,838)
Cumulative effect of accounting change, net of tax of $0	—	(4,671)	—
Net (loss) income	$(4,536)	$1,988	$(20,838)
Basic (loss) income per common share:
Continuing operations	$(0.65)	$0.94	$(3.17)
Cumulative effect of accounting change	—	(0.67)	—
Net (loss) income per common share — basic	$(0.65)	$0.27	$(3.17)
Diluted (loss) income per common share:
Continuing operations	$(0.65)	$0.94	$(3.17)
Cumulative effect of accounting change	—	(0.66)	—
Net (loss) income per common share — diluted	$(0.65)	$0.28	$(3.17)
Weighted average common shares — basic	7,106	7,001	6,624
Weighted average common shares and equivalents — diluted	7,106	7,121	6,624

The accompanying notes are an integral part of these consolidated financial statements.

TRANSPRO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$189	$155
Accounts receivable (less allowance of $2,746 and $2,996)	46,056	54,724
Inventories	71,427	64,627
Deferred income taxes	2,253	2,391
Other current assets	3,691	3,912
Total current assets	123,616	125,809
Property, plant and equipment, net	24,154	26,552
Other assets	9,408	8,605
Total assets	$157,178	$160,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit debt and current portion of long-term debt	$49,638	$52,329
Accounts payable	32,816	22,577
Accrued liabilities	18,134	18,096
Total current liabilities	100,588	93,002
Long-term debt	1,306	7,267
Retirement and postretirement obligations	5,342	9,143
Deferred income taxes	3,690	3,316
Other long-term liabilities	2,632	—
Total long-term liabilities	12,970	19,726
Commitments and contingent liabilities
Stockholders' equity
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value:
Authorized 200,000 shares; issued and outstanding — none at December 31, 2003 and 2002	—	—
Series B convertible preferred stock, $.01 par value:
Authorized 30,000 shares; issued and outstanding — 12,781 at December 31, 2003 and 2002 (liquidation preference $1,278)	—	—
Common stock, $.01 par value: Authorized 17,500,000 shares, 7,147,959 shares issued at December 31, 2003 and 2002; 7,106,023 shares outstanding at December 31, 2003 and 2002	71	71
Paid-in capital	55,041	55,041
Accumulated deficit	(6,967)	(2,367)
Accumulated other comprehensive loss	(4,510)	(4,492)
Treasury stock, at cost, 41,936 shares at December 31, 2003 and 2002	(15)	(15)
Total stockholders' equity	43,620	48,238
Total liabilities and stockholders' equity	$157,178	$160,966

The accompanying notes are an integral part of these consolidated financial statements.

TRANSPRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(4,536)	$1,988	$(20,838)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,997	5,426	5,514
Provision for uncollectible accounts receivable	609	538	1,786
Deferred income taxes	—	—	4,850
Non-cash restructuring charges	68	572	3,060
Cumulative effect of accounting change	—	4,671	—
Loss on extinguishment of debt	—	—	530
Gain on sale of building	(181)	—	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,059	(19,430)	1,428
Inventories	(6,808)	(1,199)	14,164
Accounts payable	10,239	1,776	(1,656)
Accrued liabilities	(234)	1,126	900
Other	(4,515)	(3,171)	1,740
Net cash provided by (used in) operating activities	8,698	(7,703)	11,478
Cash flows from investing activities:
Capital expenditures	(5,170)	(5,558)	(3,077)
Sales and retirements of fixed assets	115	225	181
Net assets of company acquired	—	(8,080)	—
Net proceeds from sale of building	5,178	—	—
Net cash provided by (used in) investing activities	123	(13,413)	(2,896)
Cash flows from financing activities:
Dividends paid	(64)	(94)	(152)
Net repayments under previous revolving credit agreement	—	—	(40,042)
Net (repayments) borrowings under new revolving credit facility	(2,695)	22,583	28,711
Repayment of Industrial Revenue Bond	(5,000)	—	—
Borrowings under term loan and capitalized lease obligations	—	250	4,490
Repayments under term loan and capitalized lease obligations	(957)	(900)	(818)
Deferred debt issuance costs	(71)	(718)	(793)
Net cash (used in) provided by financing activities	(8,787)	21,121	(8,604)
Net increase (decrease) in cash and cash equivalents	34	5	(22)
Cash and cash equivalents at beginning of year	155	150	172
Cash and cash equivalents at end of year	$189	$155	$150

The accompanying notes are an integral part of these consolidated financial statements.

TRANSPRO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock	Preferred Stock	Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance at December 31, 2000	$66	$—	$(26)	$55,019	$16,724	$(21)	$(285)	$71,477
Net loss	—	—	—	—	(20,838)	—	—	(20,838)
Adjustment for minimum pension liability	—	—	—	—	—	—	(1,578)	(1,578)
Comprehensive loss	—	—	—	—	—	—	—	(22,416)
Common stock issued (373,279 shares)	4	—	—	8	(12)	—	—	—
Preferred stock dividends declared	—	—	—	—	(138)	—	—	(138)
Restricted stock canceled (11,900 shares)	—	—	—	(75)	—	6	—	(69)
Treasury stock issued (30,175 shares)	—	—	11	85	—	—	—	96
Amortization of unearned compensation	—	—	—	—	—	15	—	15
Balance at December 31, 2001	70	—	(15)	55,037	(4,264)	—	(1,863)	48,965
Net income	—	—	—	—	1,988	—	—	1,988
Adjustment for minimum pension liability	—	—	—	—	—	—	(2,629)	(2,629)
Comprehensive loss	—	—	—	—	—	—	—	(641)
Common stock issued (124,134 shares)	1	—	—	4	(5)	—	—	—
Preferred stock dividends declared	—	—	—	—	(86)	—	—	(86)
Balance at December 31, 2002	71	—	(15)	55,041	(2,367)	—	(4,492)	48,238
Net loss	—	—	—	—	(4,536)	—	—	(4,536)
Adjustment for minimum pension liability	—	—	—	—	—	—	(18)	(18)
Comprehensive loss	—	—	—	—	—	—	—	(4,554)
Preferred stock dividends declared	—	—	—	—	(64)	—	—	(64)
Balance at December 31, 2003	$71	$—	$(15)	$55,041	$(6,967)	$—	$(4,510)	$43,620

The accompanying notes are an integral part of these consolidated financial statements.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Transpro, Inc. (the "Company") designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers and other specialty heat exchangers for original equipment manufacturers ("OEMs") of heavy trucks and industrial and off-highway equipment and the heavy duty heat exchanger aftermarket.

Note 2.    Summary of Significant Accounting Policies

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

Goodwill:    Goodwill represents the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over 20 years. The Company previously periodically estimated the future undiscounted cash flows of the businesses to which goodwill related to ensure that the carrying value of such goodwill had not been impaired. In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," which is described in Note 3 herein.

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

Revenue Recognition:    Sales are recognized either when products are shipped to the customer or when they are received by the customer in accordance with the invoice shipping terms. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience and agreements currently in place with certain customers. In conjunction with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized, as a reduction of net sales, over the life of the agreement. Delivery charges billed to customers were not significant in 2003, 2002 or 2001.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Research and Development:    Research and development costs are expensed as incurred.

Stock Compensation Costs:    The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation – Transition and Disclosure", the pro forma net (loss) income and (loss) earnings per share for the three years ended December 31, would have been as follows:

	2003	2002	2001
	(in thousands, except per share amounts)
Net (loss) income:
As reported	$(4,536)	$1,988	$(20,838)
Stock based compensation costs, net of tax	(240)	(375)	(270)
Pro forma	$(4,776)	$1,613	$(21,108)

Basic net (loss) income per common share:
As reported	$(0.65)	$0.27	$(3.17)
Pro forma	(0.68)	0.22	(3.21)

Diluted net (loss) income per common share:
As reported	$(0.65)	$0.28	$(3.17)
Pro forma	(0.68)	0.23	(3.21)

Income Taxes:    Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that such assets will not be realized.

Concentration of Credit Risk and Availability of Funds:    The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with retail customers in the Company's Automotive and Light Truck segment where five customers comprise 43.7% of net sales in 2003. The loss of one or more of these customers could have a material adverse effect on the Company's results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management's expectations of the industry and the overall economy. As of December 31, 2003, the Company had no other significant concentrations of credit risk.

The Company's financial statements have been prepared on the basis of continuity of operations and realization of assets and the satisfaction of liabilities in the ordinary course of business. The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Loan Agreement. The Company's working capital requirements peak during the first and second quarters, reflecting the normal seasonality in the Automotive and Light Truck segment and heavy duty aftermarket business unit. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms or the extension of customer sponsored payment arrangements. During 2003, the Company began utilizing a customer-sponsored program administered by a financial institution in order to accelerate the collection of receivables and offset the impact of these longer terms. The Company intends to continue utilizing this program as long as it is a cost effective tool to accelerate cash flow and has recently expanded its usage as other customers have made it available. Management believes that cash flow from operations, together

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

with the financing described in Note 9 herein, will be adequate to finance ongoing operations. However, management believes that the amount of funds available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

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

Note 3.    Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement was effective for years beginning after December 15, 2001, the Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company determined that there was a transitional impairment loss as the carrying value of the goodwill recorded by its Automotive and Light Truck segment exceeded the fair value of the business. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations for 2002. This write-off has no impact on cash flow from operations. Goodwill amortization was zero in 2003 and 2002 and $0.4 million in 2001. Excluding the after-tax impact of the goodwill amortization, loss from continuing operations, net loss and net loss per share for the year ended December 31, 2001 would have been as follows:

(in thousands, except per share data)
Loss from continuing operations — reported	$(20,838)
Goodwill amortization	368
Loss from continuing operations excluding goodwill amortization	$(20,470)
Net loss — reported	$(20,838)
Goodwill amortization	368
Net loss excluding goodwill amortization	$(20,470)
Loss per common share from continuing operations (basic and diluted) — reported	$(3.17)
Goodwill amortization	0.06
Loss per common share from continuing operations excluding goodwill amortization	$(3.11)
Net loss per common share (basic and diluted) — reported	$(3.17)
Goodwill amortization	0.06
Net loss per common share excluding goodwill amortization	$(3.11)

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

retirement obligation in the period in which it is incurred. This Statement was effective for the Company on January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In April, 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which revised the criteria for determining an extraordinary item resulting from the early extinguishment of debt. While adoption of this Statement had no impact on current results of operations, results for the year ended December 31, 2001, included herein, reflect the reclassification of the previously reported extraordinary item.

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

During December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods for determining compensation expense and amends quarterly and annual disclosure requirements. The Company has adopted the disclosure provisions of SFAS No. 148 in its year-end and interim reporting.

In December 2003, the FASB issued Statement No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the original SFAS 132 and revises employers' financial statement disclosures about pension plans and other postretirement plans. The Company has adopted the applicable provisions of this Statement in its reporting of the financial results for the year ended December 31, 2003.

Note 4.    Acquisitions

On December 27, 2002, the Company acquired certain assets of Fedco Automotive Components Company ("Fedco"), based in Buffalo, New York, a wholly owned subsidiary of Tomkins PLC, for a cash purchase price of approximately $8.1 million, including transaction costs. Fedco manufactured copper/brass and aluminum automotive and truck heaters for aftermarket retailers and distributors, as well as specialty original equipment manufacturers. The acquisition was funded using proceeds from the Company's Loan and Security Agreement. The transaction has been accounted for as a purchase from the date of the acquisition.

Note 5.    Sale of Building

On May 1, 2003, the Company completed the sale of its headquarters facility in New Haven, Connecticut. In conjunction with the sale, the Company entered into a six-year lease for the office, test lab and tube mill space, which it currently occupies. The proceeds from the sale were used to repay the $5.0 million outstanding balance of the Industrial Revenue Bond ("IRB") on the facility. The gain on the sale of the building, of approximately $1.6 million, will be recognized as income equally over the six-year term of the lease. During 2003, the Company recorded a gain of $0.2 million in its results from operations. The minimum lease obligation under the lease agreement is $0.3 million per year or $2.0 million for the full term of the lease.

Note 6.    Restructuring and Other Special Charges

During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Company's operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of new relocation programs in 2003 to include the relocation of Fedco's inventory and machinery to Mexico and salaried headcount reductions made in order to lower overall operating costs. Restructuring and other special charges of $1.5 million, $1.8 million and $4.6 million were recorded during 2003, 2002 and 2001, respectively. The remaining reserve balance at December 31, 2003, 2002 and 2001 is classified in other accrued liabilities. A summary of these charges is as follows:

	Workforce Related	Facility Consolidation	Asset Writedown	Total
	(in thousands)
Charge to operations	$1,101	$414	$3,060	$4,575
Cash payments	(704)	(177)	—	(881)
Non-cash write-off	—	—	(3,060)	(3,060)
Balance at December 31, 2001	397	237	—	634
Charge to operations	841	503	472	1,816
Cash payments	(763)	(578)	—	(1,341)
Non-cash write-off	—	—	(472)	(472)
Balance at December 31, 2002	475	162	—	637
Charge to operations	922	500	68	1,490
Cash payments	(1,198)	(639)	—	(1,837)
Non-cash write-off	—	—	(68)	(68)
Balance at December 31, 2003	$199	$23	$—	$222

The workforce-related charges in 2001 reflect the elimination of 119 salaried and hourly positions within the Heavy Duty and Automotive and Light Truck SBGs during the second half of the year. In 2002, the charges represent the elimination of 31 salaried and hourly positions, primarily within the Heavy Duty and Automotive and Light Truck segments and stay-pay costs, which were earned in the Heavy Duty segment. Charges in 2003 represent the elimination of 82 salaried and hourly positions as a result of the closure of two Heavy Duty Aftermarket plants and salaried headcount reductions, which impacted all segments of the business. Cash payments for severance programs are expected to continue through the end of 2004.

The $0.4 million facility consolidation charge in 2001 represents inventory and machinery movement, lease termination and facility exit expenses associated with the transfer of several product lines between Heavy Duty segment manufacturing locations and the closure of seven Automotive and Light Truck segment branch facilities as part of the redesign of the Company's distribution system. Machinery and inventory movement costs were expensed as incurred. For 2002, facility closure costs of $0.5 million primarily reflect expenses associated with the closure of two Automotive and Light Truck sales branches, the relocation of an aluminum tube mill purchased during the year and the closure of a Heavy Duty plant. In 2003, costs are associated with the closure of two Heavy Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona, the closure of the Charlotte, North Carolina Automotive and Light Truck branch and the relocation of the Fedco copper/brass inventory and machinery from Buffalo to our existing facility in Mexico. Cash payments are expected to be completed during 2004.

During the third quarter of 2001, due to changes in product demand, the Company decided to exit its copper/brass condenser product production and closed a California manufacturing plant, resulting in the impairment of $1.8 million of goodwill recorded as part of the Rahn Industries acquisition in 1996. The write-off is the result of a determination that the value of estimated future cash flows was less than the carrying amount of the goodwill. In conjunction with the closure of the California manufacturing plant,

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

a charge of $1.2 million was also recorded in 2001 to reflect the impairment of inventory and fixed assets. Of this charge, $0.9 million was included in cost of sales. All assets were disposed of prior to the end of 2001. During the third quarter of 2002, the Company announced the closure of its underutilized Maquoketa, Iowa, Heavy Duty component parts plant in order to move the manufacturing closer to where the parts are used. As a result, the Company recorded a provision of $0.5 million to reduce the inventory and fixed assets to net realizable value, which was included in cost of sales. The Company also received proceeds of $0.1 million during the second quarter of 2002 from the sale of assets, which had been written off during 2001 in connection with the closure of a California manufacturing plant. In conjunction with the closure of two Heavy Duty Aftermarket plants in 2003, the Company wrote down the related fixed assets and inventory to net realizable value and disposed of the assets.

Note 7.    Inventory

Inventory at December 31 consists of the following:

	2003	2002
	(in thousands)
Raw material and component parts	$15,704	$17,814
Work in progress	1,082	1,219
Finished goods	54,641	45,594
Total inventory	$71,427	$64,627

Note 8.    Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2003	2002
	(in thousands)
Land and improvements	$90	$90
Buildings and improvements	7,095	12,682
Machinery and equipment	61,409	60,858
Property, plant and equipment, gross	68,594	73,630
Accumulated depreciation and amortization	(44,440)	(47,078)
Property, plant and equipment, net	$24,154	$26,552

Note 9.    Debt

Debt at December 31 consists of the following:

	2003	2002
	(in thousands)
Revolving credit facility	$48,598	$51,294
Term loan	2,175	3,000
Industrial revenue bond	—	5,000
Capitalized lease obligations	171	302
Total debt	50,944	59,596
Less:
Revolving credit facility	48,598	51,294
Current portion of long-term debt	1,040	1,035
Total long-term debt	$1,306	$7,267

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

The Company entered into a $65.0 million Loan and Security Agreement (the "Loan Agreement") on January 4, 2001 with Congress Financial Corporation (New England) ("Congress"), an affiliate of Wachovia Bank N.A. ("Wachovia"). Proceeds from the Loan Agreement were utilized to repay the then existing revolving credit arrangement with five banking institutions. The Loan Agreement originally provided for collateralized borrowings or the issuance of letters of credit in an aggregate amount not to exceed $65.0 million and was comprised of a $60.0 million Revolving Credit Facility and a $5.0 million Term Loan. The initial term of the Loan Agreement was to expire on January 5, 2004, with annual extensions thereafter at the option of Congress. The Loan Agreement is collateralized by a blanket first security interest in substantially all of the Company's assets plus a pledge of the stock of the Company's subsidiaries. Available borrowings under the Revolving Credit Facility are determined by a borrowing base consisting of the Company's eligible accounts receivable and inventory, adjusted by an advance rate. Borrowings under the Revolving Credit Facility are classified as short term in the accompanying consolidated balance sheet. The Term Loan originally was payable in 59 consecutive monthly installments of $75 thousand commencing February 1, 2001, with a balloon payment due on January 5, 2004.

Amounts borrowed under the Loan Agreement initially bore interest at variable rates based, at the Company's option, on either the Eurodollar rate plus a margin of 2.0%, 2.25% or 2.50% depending on the Company's pretax profit performance, or the Wachovia base lending rate. The Loan Agreement contains covenants regarding working capital and net worth and prohibits the payment of common stock dividends.

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

On December 27, 2002, the Company entered into an amendment to its Loan Agreement, along with an amendment to its Term Promissory Note. These amendments provide for a permanent increase in the maximum credit line to $80.0 million and an extension of the credit line through December 27, 2005. The expanded credit line is comprised of a Revolving Credit facility of up to $77.0 million and a Term Loan of $3.0 million. The Term Loan is payable in 35 consecutive monthly installments of $75 thousand, commencing on February 1, 2003 with a balloon payment due on December 27, 2005. In addition, the interest rate was decreased to the prime rate from the prime rate plus 1.5%. The Company also has the option to elect a Eurodollar-based interest rate, which has been decreased from plus 4.0% to plus 2.5%. There were no changes to the minimum thresholds for net worth or working capital, which remain at $37 million and $55 million, respectively. The extension and amendment to the Loan Agreement provides the Company with additional flexibility to meet its ongoing development needs and lowers borrowing costs.

At December 31, 2003 and 2002, the interest rate on outstanding borrowings under the Loan Agreement was 4.00% and 4.25%, respectively. The weighted average interest rate during 2003 and 2002 was 4.13% and 6.08%, respectively. Available borrowings under the Revolving Credit facility at December 31, 2003 were $4.2 million.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

In addition, the Company had an Industrial Revenue Bond relating to its New Haven, Connecticut facility, which was due in October 2013 and was fully collateralized by letters of credit. The Industrial Revenue Bond bore interest, payable quarterly, at a rate based on a short-term tax-exempt bonds index, as defined in the bonds, and approximated 1.40% at December 31, 2002. The average interest rate approximated 1.44% during 2002. This Industrial Revenue Bond was repaid when the building was sold in May 2003.

Capitalized lease obligations relate primarily to computer equipment.

Interest paid during 2003, 2002 and 2001 was $2.9 million, $2.9 million and $3.8 million, respectively.

The Company utilizes letters of credit in the amounts of $4.9 million and $10.1 million, at December 31, 2003 and 2002, respectively, to back certain insurance policies and certain trade purchases. Prior to being repaid, the Company was required to have a letter of credit to back its Industrial Revenue Bond.

Minimum future debt repayments, excluding the Revolving Credit facility, will be $1.0 million in 2004 and $1.3 million in 2005.

Note 10.    Stockholders' Equity

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

Preferred Stock:    In connection with the acquisition of Ready-Aire, the Company issued 30,000 shares of Transpro, Inc. Series B Convertible Preferred Stock ("Preferred Stock"). The purchase agreement provides for a potential additional payout for the Ready-Aire acquisition based on the earnings performance of the business for the period January 1, 1999 through December 31, 2000 that would, under certain circumstances, take the form of an increase in the liquidation preference of the Preferred Stock. The holder of the Preferred Stock has disputed the calculation of the payout amount and, the Company is attempting to resolve the differences in accordance with the arbitration provisions of the Ready-Aire stock purchase agreement. Should any adjustment result from this arbitration, the resulting increase in goodwill may be impaired as a result of the provisions of SFAS 142, resulting in a charge to operating income. The Preferred Stock is non-transferable and is entitled to cumulative dividends of 5%. It is convertible into common stock at the rate of 50% on August 1, 2001, an additional 25% on August 1, 2002 and the remaining 25% on August 1, 2003 and is redeemable thereafter at the liquidation

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

preference at the time of redemption. The Preferred Stock is convertible into common stock based upon the liquidation preference and the market value of common stock at the time of conversion, as further defined in the purchase agreement. The aggregate number of shares of common stock to be issued upon conversion of Preferred Stock may not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion. During the month of December 2002, the holder of the Preferred Stock converted 6,139 shares of Preferred Stock $(0.6 million) into 124,134 shares of common stock. During the fourth quarter of 2001, 11,080 shares of Preferred Stock ($1.1 million) were converted into 373,279 shares of common stock.

Treasury Stock:    During the second quarter of 2001, the Board of Directors authorized the issuance of 30,175 shares of treasury stock and the payment of $97 thousand to the Chairman of the Board as compensation for serving as interim President of the Company.

Accumulated Other Comprehensive Loss:    Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net (loss) income, but rather are recorded directly in Stockholders' Equity. For 2003, 2002 and 2001, other comprehensive loss reflects minimum pension liability adjustments. The pre-tax and net of tax (loss) adjustments for the years ended December 31, were $(18) thousand and $(18) thousand for 2003, $(2.6) million and $(2.6) million for 2002; and $(1.6) million and $(1.6) million for 2001, respectively.

Note 11.    Retirement and Post-retirement Plans

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

The Company has recorded an additional minimum liability at the end of each year representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. To the extent possible, an intangible asset, representing unrecognized prior service costs exists, an intangible asset has been recorded to offset the liabilities. The balance of the liability at the end of the period is reported as a separate reduction of Stockholders' Equity, net of tax.

Postretirement Plans:    The Company provides healthcare and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The Company accrues for the cost of its postretirement health care and life insurance benefits based on actuarially determined costs recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. The Company funds these costs on a pay as you go basis.

Components of net periodic benefit cost for the three years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2003	2002	2001	2003	2002	2001
	(in thousands)
Service cost	$801	$817	$798	$5	$2	$2
Interest cost	1,824	1,815	1,788	37	42	54
Expected return on plan assets	(2,095)	(1,947)	(1,955)	—	—	—
Plan curtailment	—	—	(6)	—	—	—
Amortization of net loss (gain)	141	94	(84)	4	(5)	(13)
Net periodic benefit cost	$671	$779	$541	$46	$39	$43

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

The following tables set forth the plans' combined funded status and amounts recognized in the Company's consolidated balance sheets at the measurement date, December 31:

	Retirement Plans		Postretirement Plans
	2003	2002	2003	2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$28,793	$25,979	$584	$693
Service cost	801	817	5	2
Interest cost	1,824	1,815	37	42
Actuarial loss	797	1,889	31	97
Actual gross benefits paid	(2,003)	(1,707)	(131)	(250)
Benefit obligation at December 31	$30,212	$28,793	$526	$584

Change in plan assets:
Fair value of plan assets at January 1	$19,101	$20,020	$—	$—
Actual return on plan assets	2,710	(1,794)	—	—
Company contributions	1,795	2,582	131	250
Actual gross benefits paid	(2,003)	(1,707)	(131)	(250)
Fair value of plan assets at December 31	$21,603	$19,101	$—	$—

Reconciliation of funded status:
Funded status at December 31	$(8,609)	$(9,692)	$(526)	$(584)
Unrecognized transition asset	18	13	—	—
Unrecognized prior service cost (benefit)	425	482	54	(49)
Unrecognized net loss	7,030	6,902	25	100
Accrued benefit cost	$(1,136)	$(2,295)	$(447)	$(533)

Amounts recognized in statements of financial position:
Long-term pension asset	$2,662	$2,741	$—	$—
Accrued benefit liability	(8,498)	(9,738)	(447)	(533)
Intangible asset	190	210	—	—
Accumulated other comprehensive loss	4,510	4,492	—	—
Net amount recognized at December 31	$(1,136)	$(2,295)	$(447)	$(533)

The assumptions used in the determination of the retirement and postretirement benefit obligation at December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Salary progression	4.00%	4.25%	4.00%	—	—	—

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

The assumptions used in the determination of the net periodic benefit cost for the retirement and postretirement plans for the years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.25%
Return on assets	9.00%	9.00%	9.00%	—	—	—
Salary progression	4.25%	4.00%	4.25%	—	—	—

The return on assets reflects the long-term rate of return on plan assets expected to be realized over a ten-year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company's pension assumptions currently include a 9% long-term annual rate of return, which is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance.

The assumptions used to develop postretirement plan healthcare costs at December 31 are as follows:

	2003	2002	2001
Initial trend rate	10.00%	11.00%	12.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Years to ultimate trend	8	9	10

Assumed healthcare cost trend rates can have an effect on the amounts reported for the healthcare plan. A one-percentage point change in the assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on total service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	$2.0	$(2.0)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $24.1 million, $23.9 million and $15.4 million as of December 31, 2003 and $23.1 million, $23.1 million and $13.7 million as of December 31, 2002, respectively.

The accumulated benefit obligation for all retirement plans was $30.0 million and $28.7 million at December 31, 2003 and 2002, respectively.

Assets of the Company's pension plans and target allocations by category of investment are as follows:

		Percentage of Assets at December 31,
Asset Category	Target Allocation	2003	2002
Equity securities	70%	70%	69%
Debt securities	30%	30%	31%
Other	0%	0%	0%
Total	100%	100%	100%

Equity securities are invested in a combination of U.S. and international investments. The plan assets do not include any shares of the Company's common stock. An outside investment advisor is utilized to manage and act as trustee for the Company's pension plan assets. The Company's strategy is to invest in diverse asset classes to minimize risk and maintain liquidity to ensure adequate asset values to meet ongoing obligations.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

It is the Company's policy to make contributions to its qualified retirement plans sufficient to meet the minimum funding requirements of applicable laws and regulations. During 2004, the Company currently estimates that pension contributions will be $3.6 million.

401(k) Investment Plan:    Under the Company's 401(k) Plan, substantially all of the Company's non-union employees and certain union employees are eligible to contribute a portion of their salaries into various investment options, which include the Company's common stock. The Company matches a percentage of the amounts contributed by the employees. The Company's matching contributions were approximately $0.4 million in 2003, 2002 and 2001.

Note 12.    Stock Compensation Plans

Stock Options:    At December 31, 2003 the Company had two stock option plans under which key employees and directors have been granted options to purchase Transpro common stock. Under the 1995 Stock Plan (the "Stock Plan") options are granted at fair market value on the date of grant and are generally exercisable cumulatively at the rate of 25% one year from the date of grant, 50% two years from the date of grant, 75% three years from the date of grant, and 100% four years from the date of grant. Options granted under the Stock Plan generally expire ten years from the date of the grant. Awards of restricted stock may also be granted to key employees under the Stock Plan and may be issued in addition to, or in lieu of stock options. The total number of shares of common stock with respect to which stock options may be granted and restricted shares may be awarded under the Stock Plan shall not exceed 600,000. At December 31, 2003 and 2002, respectively, 432,359 and 441,859 common shares were reserved for stock options and restricted shares granted under the Stock Plan. The Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the issuance of options at the fair market value of the common stock covered thereby on the date of grant. Subject to certain acceleration provisions, each option granted under the Directors Plan will be exercisable 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant. Options granted under the Directors Plan expire ten years from the date of grant. The total number of shares of common stock with respect to which options may be granted under the Directors Plan may not exceed 100,000 shares. At December 31, 2003 and 2002, 99,200 common shares were reserved for stock options granted under the Directors Plan.

On July 5, 2001, the Company commenced a tender offer for all outstanding options under the 1995 Stock Plan having an exercise price in excess of $4.00 per share. This did not apply to options outstanding under the Directors Plan. Under the terms of the offer, tendered options would be canceled and exchanged for new options to be granted on or about the first business day, which is six months and one day after the option cancellation date. The number of options to be granted would be equal to one half of the tendered options for those grants with an exercise price between $4.00 and $6.00 and one-third of the tendered options for those grants with an exercise price greater than $6.00. The tender offer expired on August 2, 2001. Of the options to purchase 116,576 shares available to be tendered, options to purchase 69,176 shares were tendered and have been canceled. Options, which were not tendered, continue with their original terms and conditions. On February 6, 2002, options to purchase 28,614 shares were granted at an exercise price of $3.39 per share to replace the options which had been tendered.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Information regarding the Stock Plan and the Directors Plan is as follows:

		Option Price Range
Stock Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2000	470,278	$3.72	$7.24	$11.75
Granted	230,000	2.50	2.88	3.20
Canceled	(491,778)	2.50	6.94	11.75
Outstanding at December 31, 2001	208,500	2.50	3.14	5.88
Granted	243,614	3.39	4.56	4.72
Canceled	(10,255)	3.39	5.21	5.88
Outstanding at December 31, 2002	441,859	2.50	3.88	5.88
Canceled	(9,500)	5.88	5.88	5.88
Outstanding at December 31, 2003	432,359	2.50	3.85	5.88
Exercisable at December 31, 2003	157,854	2.50	3.63	5.88

		Option Price Range
Directors Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2000	77,800	$5.50	$8.54	$11.75
Granted	10,700	2.70	2.70	2.70
Outstanding at December 31, 2001	88,500	2.70	7.84	11.75
Granted	10,700	4.72	4.72	4.72
Outstanding at December 31, 2002	99,200	2.70	7.50	11.75
Granted	—	—	—	—
Outstanding at December 31, 2003	99,200	2.70	7.50	11.75
Exercisable at December 31, 2003	85,825	2.70	8.06	11.75

No options were granted during 2003. The weighted-average grant date fair values of options granted during 2002 and 2001 were $2.77 and $1.66.

Additional information relating to outstanding options under both plans as of December 31, 2003 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.35 – $3.53	230,559	7.4	$2.98	108,204	$3.00
4.70 – 5.88	244,600	8.0	4.80	79,075	4.97
7.05 – 8.23	10,700	3.3	7.75	10,700	7.75
8.23 – 9.40	10,700	2.3	8.38	10,700	8.38
9.40 – 10.58	14,000	1.8	10.00	14,000	10.00
10.58 – 11.75	21,000	1.8	11.17	21,000	11.17

The fair value of each option grant, included in the pro forma disclosure of SFAS 123 in Note 2, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	—	0%	0%
Expected volatility	—	55.3%	56.5%
Risk-free interest rate	—	4.9%	4.6%
Expected life	—	6 Years	6 Years

Restricted Stock:    Restricted stock awards vest four years from the date of the award. Unearned compensation, representing the fair value of the restricted shares at the date of the award, is charged to income over the period. Compensation expense with respect to restricted shares was zero in 2003 and 2002, and $0.02 million in 2001.

Information relating to outstanding restricted stock awards is as follows:

Outstanding at December 31, 2000	17,026
Vested	(5,126)
Canceled	(11,900)
Outstanding at December 31, 2001	—

Note 13.    Income Taxes

The (benefit from) provision for income taxes for the three years ended December 31 is as follows:

	2003	2002	2001
	(in thousands)
Current:
Federal	$(1,442)	$(4,624)	$(1,999)
Foreign	276	292	273
State and local	3	(21)	(414)
	(1,163)	(4,353)	(2,140)
Deferred:
Federal	(753)	1,300	(4,752)
State and local	(326)	307	(937)
Valuation allowance	1,079	(1,607)	10,539
	—	—	4,850
(Benefit from) provision for income taxes	$(1,163)	$(4,353)	$2,710

A reconciliation of the (benefit from) provision for income taxes at the Federal statutory rate of 34% to the reported tax (benefit from) provision for continuing operations in 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(in thousands)
(Benefit) provision computed at the Federal statutory rate	$(1,938)	$784	$(5,983)
State and local income taxes, net of Federal income tax benefit	(323)	286	(1,351)
Foreign tax rate differential	112	136	95
Permanent differences	55	57	144
Reduction in tax reserves based on tax review	(108)	—	—
Federal audit adjustment	—	—	(576)
State tax credit adjustment	—	(110)	(390)
Valuation allowance	1,079	(5,371)	10,539
Other	(40)	(135)	232
(Benefit from) provision for income taxes	$(1,163)	$(4,353)	$2,710

Significant components of deferred income tax assets and liabilities as of December 31 are as follows:

	2003	2002
	(in thousands)
Deferred tax assets:
Inventories	$558	$1,757
Pensions	1,547	2,575
Postretirement benefits	181	214
Allowance for bad debts	1,284	1,352
Self insurance reserves	1,206	1,258
Warranty reserves	440	538
Accrued vacation	768	696
Federal and state net operating loss	4,891	877
Other	467	1,314
Valuation reserve	(7,961)	(6,875)
Total deferred tax assets	3,381	3,706
Deferred tax liabilities:
Depreciation	(3,114)	(3,188)
Deferred charges	—	(371)
Other	(267)	(147)
Total deferred tax liabilities	(3,381)	(3,706)
Net deferred tax assets	$—	$—

At the time of filing the Company's 2002 tax return, the amount of net operating loss, which could be carried back, was adjusted due to the Company's decision to change its method of tax accounting for several items and the finalization of other amounts which had been previously estimated. These items resulted in additional tax refunds of $1.4 million. As the Company's net deferred tax assets are fully reserved, this refund resulted in a tax benefit which was included in the results of operations for 2003.

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

During the fourth quarter of 2001, the Company recorded a non-cash valuation allowance of $10.5 million to offset fully its net deferred tax asset balance in accordance with the provisions of SFAS 109 "Accounting for Income Taxes." The reserve was required due to the Company's cumulative losses during the past three years.

The earnings of certain foreign subsidiaries are considered permanently reinvested in the foreign operations and therefore no provision has been made for U.S. taxes related to these subsidiaries. (Loss) income before taxes from United States and foreign sources for the three years ended December 31 is as follows:

	2003	2002	2001
	(in thousands)
United States	$(6,181)	$1,848	$(18,120)
Foreign	482	458	522
(Loss) income before taxes	$(5,699)	$2,306	$(17,598)

Net income taxes (refunded) during 2003, 2002 and 2001 were $(1.9) million, $(4.8) million and $(2.8) million, respectively.

Note 14.    (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per common share for the three years ended December 31:

	2003	2002	2001
	(in thousands, except per share amounts)
Numerator:
(Loss) income from continuing operations	$(4,536)	$6,659	$(20,838)
Less: preferred stock dividends	(64)	(86)	(138)
(Loss) income from continuing operations (attributable) available to common stockholders	(4,600)	6,573	(20,976)
Cumulative effect of accounting change, net of tax	—	(4,671)	—
Net (loss) income (attributable) available to common stockholders — basic	(4,600)	1,902	(20,976)
Add back: preferred stock dividend	—	86	—
Net (loss) income (attributable) available to stockholders and assumed conversions	$(4,600)	$1,988	$(20,976)
Denominator:
Weighted average common shares — basic	7,106	7,001	6,624
Dilutive effect of stock options	—	84	—
Dilutive effect of Series B Preferred Stock	—	36	—
Weighted average common shares and equivalents — diluted	7,106	7,121	6,624
Basic (loss) income per common share:
Continuing operations	$(0.65)	$0.94	$(3.17)
Cumulative effect of accounting change	—	(0.67)	—
Net (loss) income per common share	$(0.65)	$0.27	$(3.17)
Diluted (loss) income per common share:
Continuing operations	$(0.65)	$0.94	$(3.17)
Cumulative effect of accounting change	—	(0.66)	—
Net (loss) income per common share	$(0.65)	$0.28	$(3.17)

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the years ended December 31, 2003 and 2001 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss per share.

There were outstanding options to purchase common stock excluded from the diluted calculation because their exercise price exceeded the average market price of Transpro common stock during the respective earnings periods. The shares excluded and the average market prices were as follows:

	2003	2002	2001
Options	301,000	83,800	181,300
Average market prices	$4.35	$4.98	$2.96

Note 15.    Commitments and Contingencies

Leases:    The Company's leases consist primarily of manufacturing and distribution facilities and equipment, which expire between 2004 and 2012. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases approximated $4.8 million in 2003, $4.3 million in 2002 and $4.2 million in 2001.

Future minimum annual rental payments under non-cancelable operating leases as of December 31, 2003 were as follows: $4.3 million in 2004, $3.5 million in 2005, $2.5 million in 2006, $1.6 million in 2007 and $1.3 million in 2008 and $2.9 million thereafter.

Insurance:    The Company is self-insured for healthcare, workers compensation, general liability and product liability claims up to predetermined amounts above which third party insurance applies. The Company has reserved approximately $2.9 million and $3.1 million to pay such claims as of December 31, 2003 and 2002, respectively.

Legal Proceedings:    Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty and employment-related claims.

Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the "Purchase Agreement"), the Company acquired from Paul S. Wilhide ("Wilhide") all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company's Series B Convertible Redeemable Preferred Stock (the "Convertible Shares"), and the potential for an "earn-out" payment to Wilhide based on a calculation relating to EVAP's performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out may be payable to Wilhide in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. While the arbitration schedule has not been finalized, it is anticipated that the arbitration hearing will occur in the last quarter of 2004, with a decision to be rendered by the first quarter of 2005. Should any adjustment result from these negotiations, the resulting increase in goodwill may be impaired as a result of the provisions of SFAS 142, resulting in a charge to operating income. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's consolidated financial position, future operations or cash flows in a particular period.

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

Warranty Expense:    The Company provides an accrual for warranty costs based upon historical experience and agreements currently in place with certain customers. It also accrues for unusual exposures at the time the exposure is identified and quantified, based upon analyses of expected product failure rates and engineering cost estimates. An analysis of activity for the years ended December 31 is as follows:

	2003	2002	2001
	(in thousands)
Balance at beginning of period	$1,569	$1,933	$1,100
Charged to cost and expenses	1,687	1,174	3,642
Warranty credits issued	(2,660)	(1,538)	(2,809)
Balance at end of period	$596	$1,569	$1,933

Warranty expenses in 2003 increased over 2002 due to a change in a customer program. The higher level of expense in 2001 relates to a Heavy Duty OEM warranty program, which was identified in the fourth quarter of 2000. Exposure under the program increased in 2001 due to higher than originally expected claim activity and claims are expected to continue through the first half of 2004.

Note 16.    Business Segments

The Company evaluates its business as two segments, based upon the type of customer served — Automotive and Light Truck and Heavy Duty.

The Automotive and Light Truck strategic business group includes complete radiators and radiator cores, heaters, air conditioning condensers, air conditioning compressors and other air conditioning parts for aftermarket customers. The Heavy Duty strategic business group provides manufactured specialized heavy-duty equipment radiators, radiator cores, charge air coolers, charge air cooler cores and oil coolers to original equipment manufacturers and aftermarket customers.

The Company evaluates the performance of its segments and allocates resources accordingly based on operating income (loss) before interest and taxes. Intersegment sales are recorded at cost. Certain other expenses such as information technology, human resources and finance and accounting functions are allocated between segments based on their respective use of shared facilities and resources.

The tables below set forth information about reported segments for the three years ended December 31:

	Consolidated Revenues			Operating (Loss) Income
	2003	2002	2001	2003	2002	2001
	(in thousands)
Trade sales:
Automotive and light truck	$167,932	$164,538	$139,019	$3,355	$13,911	$(1,023)
Heavy duty	60,772	66,027	64,293	(747)	(2,053)	(7,481)
Inter-segment revenues:
Automotive and light truck	3,806	3,406	2,512	—	—	—
Heavy duty	—	—	—	—	—	—
Elimination of inter-segment revenues	(3,806)	(3,406)	(2,512)	—	—	—
Corporate expenses	—	—	—	(4,568)	(5,808)	(4,567)
Consolidated total	$228,704	$230,565	$203,312	$(1,960)	$6,050	$(13,071)

	Total Assets			Capital Expenditures			Depreciation and Amortization Expense
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Automotive and light truck	$120,174	$121,265	$86,202	$4,476	$4,506	$2,705	$3,997	$3,293	$3,319
Heavy duty	28,267	26,899	33,389	694	1,052	372	1,904	1,962	2,012
Corporate	8,737	12,802	10,092	—	—	—	96	171	183
Consolidated totals	$157,178	$160,966	$129,683	$5,170	$5,558	$3,077	$5,997	$5,426	$5,514

Restructuring and other special charges included in operating (loss) income for the three years ended December 31 are as follows:

	2003	2002	2001
	(in thousands)
Automotive and light truck	$864	$206	$3,988
Heavy duty	626	1,610	587
Total restructuring and other special charges	$1,490	$1,816	$4,575

In 2003, 2002 and 2001, sales to AutoZone accounted for 20%, 21% and 19% of net sales, respectively. In addition, in 2003 sales to Advance Auto Parts accounted for 12% of net sales. These sales were in the Automotive and Light Truck segment. No other customers individually represented more than 10% of net trade sales. The loss of either of these major customers could have a material adverse impact on the Company's results of operations.

Note 17.    Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)
Net sales	$52,700	$58,302	$65,629	$52,073
Gross margin	7,191	8,998	13,214	8,264
(Loss) income from continuing operations	(4,738)	(2,285)	2,899	(1,575)
Net (loss) income	(4,335)	(607)	1,961	(1,555)
Basic (loss) income per common share:
Net (loss) income per common share	$(0.61)	$(0.09)	$0.27	$(0.22)
Diluted (loss) income per common share:
Net (loss) income per common share	$(0.61)	$(0.09)	$0.27	$(0.22)

	Year Ended December 31, 2002
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$50,962	$62,472	$65,922	$51,209
Gross margin	10,073	13,203	14,360	8,614
Income (loss) from continuing operations	3,756	1,545	1,700	(342)
Cumulative effect of accounting change, net of tax	(4,671)	—	—	—
Net (loss) income	(915)	1,545	1,700	(342)
Basic (loss) income per common share:
Continuing operations	$0.54	$0.21	$0.24	$(0.05)
Cumulative effect of accounting change, net of tax	(0.67)	—	—	—
Net (loss) income per common share	(0.13)	0.21	0.24	(0.05)
Diluted income (loss) per common share:
Continuing operations	$0.52	$0.21	$0.24	$(0.05)
Cumulative effect of accounting change, net of tax	(0.65)	—	—	—
Net (loss) income per common share	(0.13)	0.21	0.24	(0.05)

Prior year and prior quarter balances have been reclassified to correspond with the account classifications used at the end of 2003.

SCHEDULE II

Transpro, Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses		Write-Offs	Other		Balance at End of Period
	(in thousands)
Year Ended December 31, 2003
Allowance for doubtful accounts	$2,996	$609		$(859)	$—		$2,746
Allowance for excess/slow moving inventory	3,750	1,282		(2,885)	—		2,147
Reserve for warranty costs	1,569	1,687	(c)	(2,660)	—		596
Tax valuation reserve	6,875	1,079		—	7	(d)	7,961
Year Ended December 31, 2002
Allowance for doubtful accounts	$2,805	$538		$(347)	$—		$2,996
Allowance for excess/slow moving inventory	4,582	2,347		(3,179)	—		3,750
Reserve for warranty costs	1,933	1,174	(c)	(1,538)	—		1,569
Tax valuation reserve	11,228	(5,371	)(b)	—	1,018	(d)	6,875
Year Ended December 31, 2001
Allowance for doubtful accounts	$2,698	$1,786	(a)	$(1,679)	$—		$2,805
Allowance for excess/slow moving inventory	4,969	1,942		(2,329)	—		4,582
Reserve for warranty costs	1,100	3,642	(c)	(2,809)	—		1,933
Tax valuation reserve	—	10,539		—	689	(d)	11,228

(a)	Higher expense levels in 2001 reflect the write-off of receivables from several Automotive and Light Truck customers which declared bankruptcy.
(b)	Includes $3,795 recorded as a tax benefit in the first quarter of 2002 due to changes in tax laws.
(c)	Primarily reflects charges for a Heavy Duty OEM warranty program, which was initiated in the fourth quarter of 2000. Exposure under the program increased in 2001 due to higher than expected levels of claim activity. Claims exposure returned to normal historical levels in 2002, and claims are expected to continue through the second quarter of 2004. Expenses increased in 2003 due to a change in a customer program.
(d)	Amount represents change in the valuation allowance and the deferred tax asset resulting from minimum pension liability adjustment included in Shareholders' Equity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Portions of the information required by this item are included in Part I of this Report. Other information required by this item is contained in the Company's 2004 Proxy Statement under the headings, "PROPOSAL NO. 1 — ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained in the Company's 2004 Proxy Statement under the heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters

The information contained in the Company's 2004 Proxy Statement under the heading "STOCK OWNERSHIP — Principal Stockholders and Directors and Officers" is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

	December 31, 2003
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Options Available for Future Grant
Equity Compensation Plans approved by Stockholders:
1995 Stock Plan	432,359	$3.85	132,004
Non-Employee Directors Plan	99,200	$7.50	800
Total	531,559	$4.53	132,804

There are no plans which have not previously been approved by stockholders.

Item 13.    Certain Relationships and Related Transactions

The information contained in the Company's 2004 Proxy Statement, under the heading "CERTAIN TRANSACTIONS" is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information contained in the 2004 Proxy Statement, under the heading "AUDITOR MATTERS" is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1) Financial Statements of the Registrant

See Consolidated Financial Statements under Item 8 of this Report.

(a)   (2) Financial Statement Schedules

See Schedule II — Valuation and Qualifying Accounts under Item 8 of this Report.

Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a)   (3) Exhibits

The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (c) below.

(b)   Reports on Form 8-K

During the quarter ended December 31, 2003, the following Form 8-K's were filed:

•	On October 10, 2003, a Form 8-K was filed containing as an exhibit a press release announcing a change in the exchange on which the Company's common stock is traded, from the New York Stock exchange to the American Stock Exchange.

•	On October 28, 2003, a Form 8-K was filed containing as an exhibit a press release announcing the Company's results of operations for the quarter and nine months ended September 30, 2003.

(c)   Exhibits — The following exhibits are filed as part of this report:

2.1	Agreement, dated June 15, 1995, between Allen Heat Transfer Products, Inc., AHTP II, Inc., GO/DAN Industries and Handy & Harman Radiator Corporation.(1)
2.2	Asset Purchase Agreement dated as of April 17, 2000 by and among Transpro, Inc. and Leggett & Platt, Incorporated.(3)
2.3	Asset Purchase Agreement dated December 27, 2002 by and among GO/DAN Industries, Inc., Transpro, Inc., Fedco Automotive Components Company, Inc. and Stant Corporation.(10)
3.1 (i)	Restated Certificate of Incorporation of Transpro, Inc.(2)
3.1 (ii)	By-laws of Transpro, Inc., as amended.(6)
4.1	Form of Rights Agreement between the Company and American Stock Transfer & Trust Company, as assignee of the First National Bank of Boston, as Rights Agent (including form of Certificate of Designations of Series A Junior Participating Preferred Stock and form of Rights Certificate).(1)
4.2	Loan and Security Agreement dated as of January 4, 2001, by and between Congress Financial Corporation (New England) as Lender and Transpro, Inc., Ready-Aire, Inc., and GO/DAN Industries, Inc. as Borrowers.(4)
4.3	First Amendment to Loan and Security Agreement with Congress Financial Corporation.(5)
4.4	Second Amendment to Loan and Security Agreement with Congress Financial Corporation.(5)
4.5	Third Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)
4.6	Fourth Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)
4.7	Fifth Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)

4.8	Sixth Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)
4.9	Seventh Amendment to Loan and Security Agreement with Congress Financial Corporation.(8)
4.10	Eighth Amendment to Loan and Security Agreement with Congress Financial Corporation.(9)
4.11	Ninth Amendment to Loan and Security Agreement with Congress Financial Corporation.(10)
10.1	Transpro, Inc. 1995 Stock Plan.(1)
10.2	Form of Stock Option Agreement under the 1995 Stock Plan.(1)
10.3	Form of Transpro, Inc. 1995 Non-employee Directors Stock Option Plan.(1)
10.4	Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option Plan.(1)
10.5	Form of Contribution Agreement between Allen and the Company.(1)
10.6	Form of Instrument of Assumption of the Company.(1)
10.7	Form of Indemnification Agreement.(1)
10.8	Form of Key Employee Severance Policy.(1)
10.9	Letter Agreement, dated December 15, 1992 between Jeffrey J. Jackson and GO/DAN Industries.(1)
10.10	Employment Agreement between the Company and Charles E. Johnson.(5)
21.1	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney (included on signature page).
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).
(2)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13894).
(3)	Incorporated by reference to the Company's Form 8-K filed May 2, 2000 (File No. 1-13894).
(4)	Incorporated by reference to the Company's 2000 Form 10-K (File No. 1-13894).
(5)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13894).
(6)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13894).
(7)	Incorporated by reference to the Company's 2001 Form 10-K (File 1-13894).
(8)	Incorporated by reference to the Company's Form 8-K filed September 20, 2002. (File 1-13894)
(9)	Incorporated by reference to the Company's Form 8-K filed November 22, 2002. (File 1-13894)
(10)	Incorporated by reference to the Company's Form 8-K filed December 27, 2002. (File 1-13894)

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPRO, INC.

By:	/s/ CHARLES E. JOHNSON Charles E. Johnson President and Chief Executive Officer

Date: March 24, 2004

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

/s/ WILLIAM J. ABRAHAM, JR.	March 24, 2004

William J. Abraham, Jr., Director

/s/ BARRY R. BANDUCCI	March 24, 2004

Barry R. Banducci, Director

/s/ PHILIP WM. COLBURN	March 24, 2004

Philip Wm. Colburn, Director

/s/ CHARLES E. JOHNSON	March 24, 2004

Charles E. Johnson, President, Chief Executive Officer and Director

/s/ PAUL R. LEDERER	March 24, 2004

Paul R. Lederer, Director

/s/ SHARON M. OSTER	March 24, 2004

Sharon M. Oster, Director

/s/ F. ALAN SMITH	March 24, 2004

F. Alan Smith, Director

/s/ RICHARD A. WISOT	March 24, 2004

Richard A. Wisot Vice President, Treasurer, Secretary and Chief Financial Officer Principal Financial and Accounting Officer