Form 10-Q
period 2004-03-31
TRANSPRO INC
filed 2004-05-12
CIK 948844

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

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares of common stock, $.01 par value, outstanding as of May 7, 2004 was 7,106,023.

Exhibit Index is on page 15 of this report.

                                  Page 1 of 22


================================================================================

                                      INDEX


                                                                                                                    PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Condensed Consolidated Statements of Operations for the Three Months
                        Ended March 31, 2004 and 2003                                                                 3

                     Condensed Consolidated Balance Sheets at March 31, 2004 and December
                        31, 2003                                                                                      4

                     Condensed Consolidated Statements of Cash Flows for the Three Months
                        Ended March 31, 2004 and 2003                                                                 5

                     Notes to Condensed Consolidated Financial Statements                                             6

          Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                                                10

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      13

          Item 4.    Controls and Procedures                                                                         13

PART II.  OTHER INFORMATION

          Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                14

          Item 4.    Submission of Matters to a Vote of Security Holders                                             14

          Item 6.    Exhibits and Reports on Form 8-K                                                                15

          Signatures                                                                                                 16

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                 Three Months
(in thousands, except per share amounts)                   Ended March 31,
                                                       -----------------------
                                                         2004            2003
                                                       -------         -------
Net sales                                              $61,208         $52,700
Cost of sales                                           50,653          45,509
                                                       -------         -------
Gross margin                                            10,555           7,191
Selling, general and administrative expenses            10,163          10,662
Restructuring and other special charges                     --             418
                                                       -------         -------
Operating income (loss)                                    392          (3,889)
Interest expense                                           839             849
                                                       -------         -------
Loss before taxes                                         (447)         (4,738)
Income tax benefit                                         (34)           (403)
                                                       -------         -------
Net loss                                               $  (413)        $(4,335)
                                                       =======         =======

Loss per common share -- basic                         $ (0.06)        $ (0.61)
                                                       =======         =======
                      -- diluted                       $ (0.06)        $ (0.61)
                                                       =======         =======

Weighed average common shares -- basic                   7,106           7,106
                                                       =======         =======
                              -- diluted                 7,106           7,106
                                                       =======         =======


        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)                                                                  March 31,           December 31,
                                                                                                     2004                  2003
                                                                                                  ----------           ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                     $    454              $    189
     Accounts receivable (less allowances of $2,707 and $2,746)                                      44,823                46,056
     Inventories:
         Raw material and component parts                                                            18,036                15,704
         Work in process                                                                              1,269                 1,082
         Finished goods                                                                              53,357                54,641
                                                                                                   --------              --------
              Total inventories                                                                      72,662                71,427
                                                                                                   --------              --------
     Other current assets                                                                             5,865                 5,944
                                                                                                   --------              --------
Total current assets                                                                                123,804               123,616
                                                                                                   --------              --------
Property, plant and equipment                                                                        69,268                68,594
Accumulated depreciation and amortization                                                           (45,475)              (44,440)
                                                                                                   --------              --------
         Net property, plant and equipment                                                           23,793                24,154
                                                                                                   --------              --------
Other assets                                                                                          9,043                 9,408
                                                                                                   --------              --------
Total assets                                                                                       $156,640              $157,178
                                                                                                   ========              ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                                   $ 42,894              $ 49,638
     Accounts payable                                                                                39,077                32,816
     Accrued liabilities                                                                             19,156                18,134
                                                                                                   --------              --------
Total current liabilities                                                                           101,127               100,588
                                                                                                   --------              --------
Long-term liabilities:
     Long-term debt                                                                                   1,232                 1,306
     Other long-term liabilities                                                                     11,090                11,664
                                                                                                   --------              --------
Total long-term liabilities                                                                          12,322                12,970
                                                                                                   --------              --------
Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
             Authorized 200,000 shares; issued and outstanding -- none at
             March 31, 2004 and December 31, 2003                                                       --                    --
         Series B convertible preferred stock,  $.01 par value:  Authorized 30,000 shares;
             issued and outstanding;-- 12,781 shares at March 31, 2004 and December
             31, 2003 (liquidation preference $1,278)                                                   --                    --

     Common Stock, $.01 par value: Authorized 17,500,000 shares; 7,147,959 shares issued at March 31, 2004 and December 31, 2003; 7,106,023 shares
        outstanding at March 31, 2004 and December 31, 2003                                              71                    71
     Paid-in capital                                                                                 55,041                55,041
     Accumulated deficit                                                                             (7,396)               (6,967)
     Accumulated other comprehensive loss                                                            (4,510)               (4,510)
     Treasury stock, at cost, 41,936 shares at March 31, 2004 and December 31, 2003                     (15)                  (15)
                                                                                                   --------              --------
Total stockholders' equity                                                                           43,191                43,620
                                                                                                   --------              --------
Total liabilities and stockholders' equity                                                         $156,640              $157,178
                                                                                                   ========              ========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                                 Three Months Ended
(Amounts in thousands)                                                                                            March 31,
                                                                                                           ----------------------
                                                                                                            2004            2003
                                                                                                           ------         -------
Cash flows from operating activities:
     Net loss                                                                                              $ (413)        $(4,335)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                                      1,472           1,577
         Provision for uncollectible accounts receivable                                                       39             313
         Non-cash restructuring charges                                                                        --              46
         Gain on sale of building                                                                              69              --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                                1,194           2,033
         Inventories                                                                                       (1,235)         (6,823)
         Accounts payable                                                                                   6,261           9,893
         Accrued expenses                                                                                   1,022           1,624
         Other                                                                                               (304)           412
                                                                                                           ------         -------
Net cash provided by operating activities                                                                   8,105           4,740
                                                                                                           ------         -------
Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                                                      (718)           (399)
                                                                                                           ------         -------
Net cash used in investing activities                                                                        (718)           (399)
                                                                                                           ------         -------
Cash flows from financing activities:
     Dividends paid                                                                                           (16)            (16)
     Net repayments under revolving credit facility                                                        (6,714)         (3,772)
     Repayments of term loan and capitalized lease obligations                                               (392)           (181)
     Deferred debt issuance costs                                                                              --             (27)
                                                                                                           ------         -------
Net cash used in financing activities                                                                      (7,122)         (3,996)
                                                                                                           ------         -------

Increase in cash and cash equivalents                                                                         265             345
     Cash and cash equivalents at beginning of period                                                         189             155
                                                                                                           ------         -------
     Cash and cash equivalents at end of period                                                            $  454         $   500
                                                                                                           ======         =======
Non-cash investing and financing activity:
     Entered capital lease obligation                                                                      $  288         $    --
                                                                                                           ======         =======

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 including the audited financial statements and notes thereto included therein.

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

NOTE 2 - STOCK COMPENSATION COSTS

         The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements with respect to stock options. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the pro forma net loss and loss per share for the three months ended March 31, would have been as follows:

(in thousands, except per share amounts)               2004           2003
                                                      ------         -------
Net loss:
As reported                                           $ (413)        $(4,335)
Stock based compensation costs, net of tax               (52)            (64)
                                                      ------         -------
Pro forma                                             $ (465)        $(4,399)
                                                      ======         =======

Basic net loss per common share:
As reported                                           $(0.06)        $ (0.61)
Pro forma                                             $(0.07)        $ (0.62)

Diluted net loss per common share:
As reported                                           $(0.06)        $ (0.61)
Pro forma                                             $(0.07)        $ (0.62)

NOTE 3 - COMPREHENSIVE LOSS

         For the three months ended March 31, 2004 and 2003, "Accumulated other comprehensive loss" was comprised of the reported net loss for the period of $0.4 million and $4.3 million, respectively.

NOTE 4 - RESTRUCTURING AND OTHER SPECIAL CHARGES

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

The remaining reserve balance at March 31, 2004 and December 31, 2003 is classified in other accrued liabilities. A summary of the reserve activity is as follows:

                                  Balance at          Charge to          Cash        Non-Cash     Balance at
                               December 31, 2003     Operations        Payments     Write-off    March 31, 2004
                               -----------------     ----------        --------     ---------    --------------
                                                                    (in thousands)
Workforce related                     $ 199                --          $(111)             --          $ 88
Facility consolidations                  23                --            (23)             --            --
                                      -----            ------          -----          ------          ----
Total                                 $ 222                --          $(134)             --          $ 88
                                      =====            ======          =====          ======          ====

Cash payments for severance programs are expected to continue through the end of 2004.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued Statement No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the original SFAS 132 and revises employers' financial statement disclosures about pension plans and other postretirement plans. The Company has adopted the applicable provisions of this Statement in its reporting of the financial results for the year ended December 31, 2003 and has implemented the interim reporting requirements in the financial statements included with this filing.

NOTE 6 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

(in thousands, except per share amounts)

                                                                                     Three Months
                                                                                    Ended March 31,
                                                                              -------------------------
                                                                               2004              2003
                                                                              -------          --------
Numerator:
Net loss                                                                      $  (413)         $ (4,335)
Deduct preferred stock dividend                                                   (16)              (16)
                                                                              -------          --------
Net loss attributable to common stockholders - basic                             (429)           (4,351)
Add back preferred stock dividend                                                  --                --
                                                                              -------          --------
Net loss attributable to common stockholders - diluted                        $  (429)         $ (4,351)
                                                                              =======          ========
Denominator:
Weighted average common shares-- basic                                          7,106             7,106
Dilutive effect of Series B preferred stock                                        --                --
Dilutive effect of stock options                                                   --                --
                                                                              -------          --------
Adjusted weighted average common shares and equivalents -- diluted              7,106             7,106
                                                                              =======          ========
Loss per common share -- basic                                                $ (0.06)         $  (0.61)
                                                                              =======          ========
                      -- diluted                                              $ (0.06)         $  (0.61)
                                                                              =======          ========



         The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended March 31, 2004 and 2003 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss per share.

         Certain options to purchase common stock were outstanding during the three months ended March 31, 2004 and 2003, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                      2004          2003
                                                --------------   --------------

Options outstanding                                  80,300          83,800
Range of exercise prices                        $5.50 - $11.75   $5.50 - $11.75

NOTE 7 - BUSINESS SEGMENT DATA

         The Company is organized into two segments, also referred to herein as strategic business groups ("SBG"), based on the type of customer served -- Automotive and Light Truck, and Heavy Duty. The Automotive and Light Truck SBG is comprised of a Heat Exchange Unit and a Temperature Control Products Unit, both serving the aftermarket. The Heavy Duty SBG consists of an OEM and Aftermarket unit, both serving the heavy-duty marketplace. The table below sets forth information about the reported segments:

                                                                Three Months
                                                              Ended March 31,
                                                           --------------------
                                                             2004         2003
                                                           -------      -------
                                                               (in thousands)
Trade sales:
Automotive and Light Truck                                 $43,392      $39,096
Heavy Duty                                                  17,816       13,604

Intersegment transfers:
Automotive and Light Truck                                   1,716          855
Heavy Duty                                                      --           --
Eliminations                                                (1,716)        (855)
                                                           -------      -------
  Total net sales                                          $61,208      $52,700
                                                           =======      =======

Operating income (loss):
Automotive and Light Truck                                 $ 2,066      $  (632)
Restructuring and other special charges                         --          (60)
                                                           -------      -------
   Automotive and Light Truck total                          2,066         (692)
                                                           -------      -------
Heavy Duty                                                     (27)      (1,350)
Restructuring and other special charges                         --         (358)
                                                           -------      -------
   Heavy Duty total                                            (27)      (1,708)
                                                           -------      -------
Corporate expenses                                          (1,647)      (1,489)
                                                           -------      -------
   Total operating income (loss)                           $   392      $(3,889)
                                                           =======      =======

NOTE 8 - RETIREMENT AND POST-RETIREMENT PLANS

The components of net periodic benefit costs for the first quarter of 2004 and 2003 are as follows:

                                         RETIREMENT PLANS  POSTRETIREMENT PLANS
                                         ----------------  --------------------
                                          2004      2003       2004       2003
                                          ----      ----       ----       ----
                                                     (in thousands)
Service cost                              $214      $277        $ 1        $ 1
Interest cost                              456       622         10         10
Expected return on plan assets            (560)     (692)        --         --
Amortization of net loss                    59        49          1          1
                                          ----      ----       ----       ----
Net periodic benefit cost                 $169      $256        $12        $12
                                          ====      ====       ====       ====

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

         The Company is organized into two strategic business groups based upon the type of customer served - Automotive and Light Truck and Heavy Duty. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes as well as cash flow from operations which reflects operating results and asset management.

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

         During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the Company's operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of restructuring programs in 2003 to include the relocation of Fedco's inventory and machinery to Mexico and salaried headcount reductions made in order to lower overall operating costs. Management believes that benefits from these initiatives will serve as a foundation for improvements expected in 2004.

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2004 VERSUS QUARTER ENDED MARCH 31, 2003

         Sales for the first quarter of 2004 of $61.2 million were $8.5 million or 16.1% above the first quarter of 2003. The Automotive and Light Truck segment had sales of $43.4 million, which were $4.3 million or 11.0% above the first quarter of 2003. Heat exchange product sales increased 15.1%, while temperature control product sales were 10.3% lower than the prior year period. Heat exchange product sales benefited from increased demand for heaters as a result of weather conditions in January and February, the contributions of the Fedco acquisition, which was being integrated during the first quarter of 2003, product line extensions by certain retail customers and new customer business initiated since the first quarter of 2003. Revenues, however, were unfavorably impacted by lower demand for the Company's temperature control products, despite having added new customers over the prior year. Customers have changed their buying patterns such that they no longer rely heavily on large preseason orders, rather they purchase products in closer proximity to the summer season. The Company believes that the temperature control market will likely remain soft pending the arrival of hot weather. Heavy Duty segment sales in the first quarter of 2004 were $17.8 million, $4.2 million or 31.0% above the prior year period. Sales in the Heavy Duty OEM Unit were up 59.7% reflecting increased product demand from our OEM customers due to rising Class 7 and 8 truck sales and incremental revenues from new business announced subsequent to the first quarter of 2003. Heavy Duty Aftermarket Unit sales were 4.3% above the first quarter of 2003 due to the impact of new product lines recently introduced into the marketplace and an increase in unit volume caused by the positive effects of an improving economy.

         Gross margin, as a percentage of net sales, was 17.2% versus 13.6% in the first quarter of 2003. The improvement reflects higher sales, higher levels of productivity, lower product costs, the benefits of cost savings initiatives executed by the Company over the past three years as well as the full integration of the Fedco acquisition. Gross margin dollars also benefited from the higher level of net sales. During the first quarter of 2004, the Company began experiencing the impact of rising commodity prices. As this trend is expected to continue, a program of customer price increases is being implemented in an effort to offset these additional costs.

         Selling, general and administrative expenses decreased as a percentage of net sales to 16.6% from 20.2% in the first quarter of 2003. The decrease in expenses primarily reflects the Company's cost reduction programs. Expense levels in the first quarter of 2003 also reflected costs incurred by Fedco prior to the completion of the integration of this acquisition.

         Restructuring costs in the first quarter of 2003 of $0.4 million were associated with the closure of two regional Heavy Duty Aftermarket manufacturing plants and one Automotive and Light Truck branch location. The Company's restructuring program was completed during 2003 and only cash flow impacts are being incurred in 2004.

         Interest costs were 1.2% below last year's levels due to the impact of lower interest rates and lower average debt levels. Average rates on our revolving credit facility were 4.0% for the first quarter of 2004 versus 4.25% for the same period in 2003, while average borrowings for the quarter were $51.1 million in 2004 compared with $59.6 million a year ago. Discounting charges associated with a customer-sponsored vendor program administered by a financial institution are also included in interest expense.

         The effective tax rates of 7.6% in 2004 and 8.5% in 2003 primarily reflect only a foreign provision, as the reversal of the Company's deferred tax valuation allowances will offset a majority of the state and any federal income tax provisions.

         The net loss for the first quarter was $0.4 million, or $0.06 per basic and diluted share in the first quarter of 2004 versus $4.3 million or $0.61 per basic and diluted share in the first quarter of 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities was $8.1 million in the first quarter of 2004. Accounts receivable levels decreased by $1.2 million as the Company continued to accelerate the collection of customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution and by working directly with other customers. This accelerated collection was done in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers. Inventory levels grew $1.2 million reflecting the start-up of new customer programs and increases related to typical seasonal buying patterns. The Company will remain focused on managing inventory levels to match marketplace demand throughout the remainder of 2004. Accounts payable rose by $6.3 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles. During the first three months of 2003, operations generated $4.7 million of cash. Accounts receivable declined by $2.0 million as the Company commenced its participation in a customer-sponsored vendor payment program designed to accelerate the collection of receivables. Inventories rose $6.8 million due to higher anticipated near term sales, the push-out of orders by certain customers and the Company's efforts to enhance its high level of customer service. Accounts payable rose by $9.9 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivable mix towards longer payment cycles.

         The $0.7 million of capital spending during the first three months of 2004 was primarily in the Automotive and Light Truck segment. This reflected expenditures for new product introduction, cost reductions and computer upgrades. The Company expects that capital expenditures for the year will be between $5.5 million and $6.5 million.

         Total debt at March 31, 2004 was $44.1 million, compared to $50.9 million at the end of 2003 and $55.6 million at March 31, 2003. The reduction from year-end reflects the utilization of cash generated by operating activities, while the reduction from a year ago also reflects the pay down of a $5.0 million Industrial Revenue Bond upon the sale of the New Haven, Connecticut headquarters facility in May 2003. At March 31, 2004 the Company had $8.7 million available for future borrowings under its Loan Agreement.

         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck segment. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. During 2003, the Company began utilizing a customer-sponsored program administered by a financial institution in order to accelerate the collection of funds and offset the impact of these lengthening terms. The Company intends to continue utilizing this program as long as it is a cost effective tool to accelerate cash flow and will expand its usage as other customers make it available. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

CRITICAL ACCOUNTING ESTIMATES

         For interim reporting purposes, the Company calculates its effective income tax rate based upon the current estimate of pre-tax income for the year. The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued Statement No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the original SFAS 132 and revises employers' financial statement disclosures about pension plans and other postretirement plans. The Company adopted the applicable provisions of this Statement in its reporting of the financial results for the year ended December 31, 2003 and has implemented the interim reporting requirements in the financial statements included with this filing.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from the forward-looking statements made by the Company. In particular, statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer and product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates and continued availability under the Company's Loan Agreement. The forward-looking statements contained in this filing are made as of the date hereof, and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and the price of commodities used in our manufacturing process. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On April 29, 2004, the Company announced that its Board of Directors approved the amendment of the Company's Shareholders' Rights Agreement to accelerate its expiration date from September 29, 2005 to September 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 6, 2004, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below.

         A vote was taken for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:


             Nominee                         For             Withheld
----------------------------------    --------------        ----------
Barry R. Banducci                         6,171,614            33,328
William J. Abraham, Jr.                   5,539,668           665,274
Philip Wm. Colburn                        6,170,814            34,128
Charles E. Johnson                        6,171,614            33,328
Paul R. Lederer                           6,192,614            12,328
Sharon M. Oster                           5,549,431           655,511
F. Alan Smith                             6,168,954            35,988

         A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2004. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

                       For        Against     Abstain
                  ------------ ------------ ------------
                    6,150,547     16,294      38,101

        The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 29, 2004, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
      4.1 Amendment No. 2 to Rights Agreement between the Company and American Stock Transfer & Trust Company
     31.1 Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
     31.2 Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
     32.1 Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
     32.2 Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

b) Reports on Form 8-K
   The following reports on Form 8-K were filed during the first quarter of 2004:

   -- On February 27, 2004, a Form 8-K was filed containing as an exhibit a press release announcing the results of operations and financial condition for the fourth quarter and twelve months ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRANSPRO, INC.
                                  (Registrant)


Date:  May 11, 2004               By: /s/ Charles E. Johnson
                                      ------------------------------------------
                                      Charles E. Johnson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date:  May 11, 2004               By: /s/ Richard A. Wisot
                                      ------------------------------------------
                                      Richard A. Wisot
                                      Vice President, Treasurer, Secretary, and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)