Form 10-Q
period 2004-06-30
TRANSPRO INC
filed 2004-08-16
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares of common stock, $.01 par value, outstanding as of August
13, 2004 was 7,106,023.

Exhibit Index is on page 19 of this report.

                                  Page 1 of 24

================================================================================

                                      INDEX

                                                                                              PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Operations for the Three and Six       3
                         Months Ended June 30, 2004 and 2003

                    Condensed Consolidated Balance Sheets at June 30, 2004 and December         4
                         31, 2003

                    Condensed Consolidated Statements of Cash Flows for the Six Months          5
                         Ended June 30, 2004 and 2003

                    Notes to Condensed Consolidated Financial Statements                        6

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results    12
                         of Operations

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 17

         Item 4.    Controls and Procedures                                                    17

PART II. OTHER INFORMATION

         Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                         Securities                                                            18

         Item 4.    Submission of Matters to a Vote of Security Holders                        18

         Item 6.    Exhibits and Reports on Form 8-K                                           19

         Signatures                                                                            20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                         Three Months            Six Months
(in thousands, except per share amounts)           Ended June 30,          Ended June 30,
                                               ---------------------    ---------------------
                                                  2004        2003         2004        2003
                                               ---------   ---------    ---------   ---------

Net sales                                      $  72,221   $  58,302    $ 132,116   $ 111,002
Cost of sales                                     59,539      49,304      109,175      94,813
                                               ---------   ---------    ---------   ---------
Gross margin                                      12,682       8,998       22,941      16,189
Selling, general and administrative expenses      10,934       9,680       21,050      20,342
Restructuring and other special charges             --           540         --           958
                                               ---------   ---------    ---------   ---------
Operating income (loss)                            1,748      (1,222)       1,891      (5,111)
Interest expense                                     880       1,063        1,719       1,912
                                               ---------   ---------    ---------   ---------
Income (loss) before taxes                           868      (2,285)         172      (7,023)
Income tax provision (benefit)                        65      (1,678)          12      (2,081)
                                               ---------   ---------    ---------   ---------
Net income (loss)                              $     803   $    (607)   $     160   $  (4,942)
                                               =========   =========    =========   =========

Net income (loss) per common share   - basic   $    0.11   $   (0.09)   $    0.02   $   (0.70)
                                               =========   =========    =========   =========
                                     - diluted $    0.11   $   (0.09)   $    0.02   $   (0.70)
                                               =========   =========    =========   =========

Weighted average common shares       - basic       7,106       7,106        7,106       7,106
                                               =========   =========    =========   =========
                                     - diluted     7,313       7,106        7,281       7,106
                                               =========   =========    =========   =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)                                                       June 30,    December 31,
                                     ASSETS                                               2004         2003
                                                                                        ---------   ------------

Current assets:
     Cash and cash equivalents                                                          $     251    $     189
     Accounts receivable (less allowances of $2,695 and $2,746)                            54,780       46,056
     Inventories:
         Raw material and component parts                                                  19,848       15,704
         Work in process                                                                    1,051        1,082
         Finished goods                                                                    53,715       54,641
                                                                                        ---------    ---------
              Total inventories                                                            74,614       71,427
                                                                                        ---------    ---------
     Other current assets                                                                   4,945        5,944
                                                                                        ---------    ---------
Total current assets                                                                      134,590      123,616
                                                                                        ---------    ---------
Property, plant and equipment                                                              70,505       68,594
Accumulated depreciation and amortization                                                 (46,298)     (44,440)
                                                                                        ---------    ---------
       Net property, plant and equipment                                                   24,207       24,154
                                                                                        ---------    ---------
Other assets                                                                                8,537        9,408
                                                                                        ---------    ---------
Total assets                                                                            $ 167,334    $ 157,178
                                                                                        =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                        $  49,721    $  49,638
     Accounts payable                                                                      41,348       32,816
     Accrued liabilities                                                                   20,118       18,134
                                                                                        ---------    ---------
Total current liabilities                                                                 111,187      100,588
                                                                                        ---------    ---------
Long-term liabilities:
     Long-term debt                                                                           996        1,306
     Other long-term liabilities                                                           11,403       11,664
                                                                                        ---------    ---------
Total long-term liabilities                                                                12,399       12,970
                                                                                        ---------    ---------
Commitments and contingent liabilities
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
           Authorized 200,000 shares; issued and outstanding -- none at
           June 30, 2004 and December 31, 2003                                               --           --
         Series B convertible preferred stock,  $.01 par value:
           Authorized 30,000 shares; issued and outstanding; -- 12,781 shares
           at June 30, 2004 and December 31, 2003 (liquidation preference $1,278)            --           --
     Common Stock, $.01 par value: Authorized 17,500,000 shares; 7,147,959 shares issued at June 30, 2004 and December 31, 2003; 7,106,023 shares
       outstanding at June 30, 2004 and December 31, 2003                                      71           71
     Paid-in capital                                                                       55,041       55,041
     Accumulated deficit                                                                   (6,839)      (6,967)
     Accumulated other comprehensive loss                                                  (4,510)      (4,510)
     Treasury stock, at cost, 41,936 shares at June 30, 2004 and December 31, 2003            (15)         (15)
                                                                                        ---------    ---------
Total stockholders' equity                                                                 43,748       43,620
                                                                                        ---------    ---------
Total liabilities and stockholders' equity                                              $ 167,334    $ 157,178
                                                                                        =========    =========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                    Six Months
(Amounts in thousands)                                                       Ended June 30,
                                                                          --------------------
                                                                            2004        2003
                                                                          --------    --------

Cash flows from operating activities:
     Net income (loss)                                                    $    160    $ (4,942)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                       2,979       3,000
         Provision for uncollectible accounts receivable                       258         787
         Non-cash restructuring charges                                       --            68
         Gain on sale of building                                             (138)        (45)
     Changes in operating assets and liabilities:
         Accounts receivable                                                (8,982)      5,744
         Inventories                                                        (3,187)    (12,002)
         Accounts payable                                                    8,532      11,892
         Accrued expenses                                                    2,032      (3,029)
         Other                                                               1,504         410
                                                                          --------    --------
Net cash provided by operating activities                                    3,158       1,883
                                                                          --------    --------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                     (2,533)     (1,548)
     Net proceeds from sale of building                                       --         5,178
                                                                          --------    --------
Net cash (used for) provided by investing activities                        (2,533)      3,630
                                                                          --------    --------

Cash flows from financing activities:
     Dividends paid                                                            (48)        (32)
     Net borrowings under revolving credit facility                            131          66
     Repayment of Industrial Revenue Bond                                     --        (5,000)
     Repayments of term loan and capital lease obligations                    (646)       (439)
     Deferred debt issuance costs                                             --           (33)
                                                                          --------    --------
Net cash used in financing activities                                         (563)     (5,438)
                                                                          --------    --------

Increase in cash and cash equivalents                                           62          75
     Cash and cash equivalents at beginning of period                          189         155
                                                                          --------    --------
     Cash and cash equivalents at end of period                           $    251    $    230
                                                                          ========    ========
Non-cash investing and financing activity:
     Entered capital lease obligation                                     $    288    $   --
                                                                          ========    ========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended
December 31, 2003 including the audited financial statements and notes thereto included therein.

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

                                                   Three Months              Six Months
                                                  Ended June 30,            Ended June 30,
                                              ----------------------    ----------------------
                                                 2004         2003         2004         2003
                                              ---------    ---------    ---------    ---------
                                                  (in thousands, except per share amounts)

Net income (loss):
As reported                                   $     803    $    (607)   $     160    $  (4,942)
Stock-based compensation costs, net of tax          (52)         (38)        (104)        (102)
                                              ---------    ---------    ---------    ---------
Pro forma                                     $     751    $    (645)   $      56    $  (5,044)
                                              =========    =========    =========    =========

Basic net income (loss) per common share:
As reported                                   $    0.11    $   (0.09)   $    0.02    $   (0.70)
Pro forma                                     $    0.10    $   (0.09)   $      --    $   (0.71)

Diluted net income (loss) per common share:
As reported                                   $    0.11    $   (0.09)   $    0.02    $   (0.70)
Pro forma                                     $    0.10    $   (0.09)   $    0.01    $   (0.71)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     For the three and six months ended June 30, 2004 and 2003, "Accumulated other comprehensive income (loss)" was comprised of the reported net income
(loss) for the period of $0.8 million and $0.2 million in 2004 and $(0.6)
million and $(4.9) million in 2003, respectively.

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

     The remaining reserve balance at June 30, 2004 and December 31, 2003 is classified in other accrued liabilities. A summary of the reserve activity is as follows:

(in thousands)                     Workforce      Facility
                                    Related    Consolidations      Total
                                    -------    --------------      -----

Balance at December 31, 2003         $ 199          $  23          $ 222
Charge to Operations                  --             --             --
Cash Payments                         (156)           (23)          (179)
                                     -----          -----          -----
Balance at June 30, 2004             $  43          $   0          $  43
                                     =====          =====          =====

     Cash payments for severance programs are expected to continue through the end of 2004.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued Statement No. 132 (Revised 2003)
"Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the original SFAS 132 and revises employers' financial statement disclosures about pension plans and other postretirement plans. The Company has adopted the applicable provisions of this Statement in its reporting of the financial results for the year ended December 31, 2003 and has implemented the interim reporting requirements in the financial statements included with this filing (see Note 8).

NOTE 6 - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                    Three Months           Six Months
                                                                    Ended June 30,        Ended June 30,
                                                                  ------------------    ------------------
                                                                   2004       2003       2004       2003
                                                                  -------    -------    -------    -------
                                                                    (in thousands, except per share data)

Numerator:
Net income (loss)                                                 $   803    $  (607)   $   160    $(4,942)
Deduct preferred stock dividend                                       (16)       (16)       (32)       (32)
                                                                  -------    -------    -------    -------
Net income (loss) attributable to common stockholders - basic     $   787    $  (623)   $   128    $(4,974)
Add back preferred stock dividend                                      16       --           32       --
                                                                  -------    -------    -------    -------
Net income (loss) attributable to common stockholders - diluted   $   803    $  (623)   $   160    $(4,974)
                                                                  =======    =======    =======    =======
Denominator:
Weighted average common shares-- basic                              7,106      7,106      7,106      7,106
Dilutive effect of Series B preferred stock                            49       --           47       --
Dilutive effect of stock options                                      158       --          128       --
                                                                  -------    -------    -------    -------
Adjusted weighted average common shares and equivalents
     - diluted                                                      7,313      7,106      7,281      7,106
                                                                  =======    =======    =======    =======
Net income (loss) per common share: - basic                       $  0.11    $ (0.09)   $  0.02    $ (0.70)
                                                                  =======    =======    =======    =======
                                    - diluted                     $  0.11    $ (0.09)   $  0.02    $ (0.70)
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

     Certain options to purchase common stock were outstanding during the three and six months ended June 30, 2004 and 2003, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                     Three Months Ended June 30,             Six Months Ended June 30,
                                  ---------------------------------      ---------------------------------
                                       2004               2003                2004               2003
                                  ---------------    --------------      --------------     --------------

Options outstanding                   58,900             301,000             87,300             80,300
Range of exercise prices          $5.88 - $11.75     $4.72 - $11.75      $5.25 - $11.75     $5.50 - $11.75

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

                                                Three Months              Six Months
                                               Ended June 30,           Ended June 30,
                                          ----------------------    ----------------------
                                            2004         2003         2004         2003
                                          ---------    ---------    ---------    ---------
                                                            (in thousands)

Trade sales:
Automotive and Light Truck                $  51,284    $  43,222    $  93,363    $  82,318
Heavy Duty                                   20,937       15,080       38,753       28,684

Intersegment transfers:
Automotive and Light Truck                    1,636          865        3,352        1,720
Heavy Duty                                     --           --           --           --
Eliminations                                 (1,636)        (865)      (3,352)      (1,720)
                                          ---------    ---------    ---------    ---------
  Total net sales                         $  72,221    $  58,302    $ 132,116    $ 111,002
                                          =========    =========    =========    =========

Operating income (loss):
Automotive and Light Truck                $   2,169    $     425    $   3,986    $    (207)
Restructuring and other special charges        --           (326)        --           (386)
                                          ---------    ---------    ---------    ---------
   Automotive and Light Truck total           2,169           99        3,986         (593)
                                          ---------    ---------    ---------    ---------
Heavy Duty                                    1,069           (8)       1,042       (1,358)
Restructuring and other special charges        --           (214)        --           (572)
                                          ---------    ---------    ---------    ---------
   Heavy Duty total                           1,069         (222)       1,042       (1,930)
                                          ---------    ---------    ---------    ---------
Corporate expenses                           (1,490)      (1,099)      (3,137)      (2,588)
                                          ---------    ---------    ---------    ---------
   Total operating income (loss)          $   1,748    $  (1,222)   $   1,891    $  (5,111)
                                          =========    =========    =========    =========

NOTE 8 - RETIREMENT AND POST-RETIREMENT PLANS

         The components of net periodic benefit costs for the three and six months ended June 30, 2004 and 2003 are as follows:

                                       THREE MONTHS ENDED JUNE 30
                                 ---------------------------------------
                                  RETIREMENT PLANS POSTRETIREMENT PLANS
                                 ---------------------------------------
                                   2004       2003       2004      2003
                                 -------    -------    -------   -------
                                             (in thousands)

Service cost                     $   214    $   319    $     1   $     1
Interest cost                        456        717         10        10
Expected return on plan assets      (559)      (797)      --        --
Amortization of net loss              59         56          1         1
                                 -------    -------    -------   -------
Net periodic benefit cost        $   170    $   295    $    12   $    12
                                 =======    =======    =======   =======

                                        SIX MONTHS ENDED JUNE 30
                                 ---------------------------------------
                                  RETIREMENT PLANS POSTRETIREMENT PLANS
                                 ---------------------------------------
                                   2004       2003       2004      2003
                                 -------    -------    -------   -------
                                             (in thousands)

Service cost                     $   428    $   596    $     2   $     2
Interest cost                        912      1,339         20        20
Expected return on plan assets    (1,119)    (1,489)      --        --
Amortization of net loss             118        105          2         2
                                 -------    -------    -------   -------
Net periodic benefit cost        $   339    $   551    $    24   $    24
                                 =======    =======    =======   =======

     Improved portfolio performance has resulted in a reduction of estimated
2004 pension contributions from $3.6 million to $3.1 million.

NOTE 9 - RESTATEMENT OF PRIOR INFORMATION

     In a press release dated, July 27, 2004, the Company indicated that it had undertaken a review of the accounting associated with the revenue recognition impact of shipping terms to certain customers near quarter's end. The issue relates to the recognition of revenue at the time products were shipped to certain customers, who have shipping terms that require revenue to have been reported when product was received by these customers. This review has been completed and resulted in the reversal of $1.3 million in previously reported first quarter 2004 sales and $0.2 million of corresponding pretax profit, into the second quarter of 2004. As a result, the Company has restated its results for the three-month period ended March 31, 2004 and is filing an amended Form
10-Q for the period. The Company has determined that the impact of this issue on other prior periods was not material and that no changes are required with respect to the financial statements for other prior periods.

     A comparison of the originally reported and restated amounts for the first quarter of 2004 is as follows:

                                                      Originally
                                                       Reported   Restated
                                                       --------   --------
                                                         (in thousands)

         Net sales                                      $61,208   $ 59,895
                                                        =======   ========
         Gross margin                                   $10,555   $ 10,259
                                                        =======   ========
         Selling, general and administrative expenses   $10,163   $ 10,116
                                                        =======   ========
         Net loss                                       $  (413)  $   (643)
                                                        =======   ========
         Loss per common share   - basic                $ (0.06)  $  (0.09)
                                                        =======   ========
                                 - diluted              $ (0.06)  $  (0.09)
                                                        =======   ========
         Accounts receivable                            $44,823   $ 43,510
                                                        =======   ========
         Total inventories                              $72,662   $ 73,679
                                                        =======   ========
         Accrued liabilities                            $19,156   $ 19,090
                                                        =======   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

     In a press release dated, July 27, 2004, the Company indicated that it had undertaken a review of the accounting associated with the revenue recognition impact of shipping terms to certain customers near quarters' end. The issue relates to the recognition of revenue at the time products were shipped to certain customers, who have shipping terms that require revenue to have been reported when product was received by these customers. The completed review identified $1.3 million of net sales and $0.2 million of corresponding profit that had been previously recognized when shipped in the first quarter of 2004 rather than when received by the customer in the second quarter of 2004. As a result, although the Company intends to restate its results for the three-month period ended March 31, 2004 and file an amended Form 10-Q for the period, there is no impact on the financial results for the six-month period ended June 30,
2004. The Company has determined that the impact of this issue on other prior periods was not material and that no changes are required with respect to the financial statements for other prior periods.

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

     The Company is organized into two strategic business groups based upon the type of customer served - Automotive and Light Truck and Heavy Duty. Management
evaluates the performance of its reportable segments based upon operating income
(loss) before taxes, as well as cash flow from operations, which reflects operating results and asset management.

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

     Operating performance in any given quarter is not necessarily indicative of performance for the full year as the Company's business is seasonal. Sales peak during the second and third quarters due to increased demand for replacement radiator and air conditioning components in the Auto & Light Truck segment.

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
Management believes that benefits from these initiatives are serving as a foundation for improvements in 2004.

OPERATING RESULTS

QUARTER ENDED JUNE 30, 2004 VERSUS QUARTER ENDED JUNE 30, 2003

     Sales for the second quarter of 2004 of $72.2 million were $13.9 million or
23.8% above the second quarter of 2003. The Automotive and Light Truck segment had sales of $51.3 million, which were $8.1 million or 18.7% above the second quarter of 2003. Heat exchange product sales increased 19.7%, while temperature control product sales were 13.7% above the prior year period. Heat exchange product sales benefited from increased demand for the Company's products, driven by seasonal restocking by some of our major customers. The temperature control products increase reflects the impact of new business added since the second quarter of last year offset in part by lower marketplace demand for temperature control products. Customers have changed their buying patterns such that they no longer rely heavily on large preseason orders; rather they purchase products in closer proximity to the summer season. In addition, in most parts of the country cool weather conditions have delayed the start of the summer selling season.
Heavy Duty segment sales in the second quarter of 2004 were $20.9 million, $5.9 million or 38.8% above the prior year period. Sales in the Heavy Duty OEM Unit were up 76.9% reflecting increased product demand from our OEM customers due to rising Class 7 and 8 truck sales, incremental revenues from new business announced subsequent to the second quarter of 2003 and the depressed sales levels from the year before. Heavy Duty Aftermarket Unit sales were 8.6% above the second quarter of 2003 due to the impact of new product lines recently introduced into the marketplace, pricing actions and an increase in unit volume caused by the positive effects of an improving economy.

     Gross margin, as a percentage of net sales, was 17.6% versus 15.4% in the second quarter of 2003. The improvement reflects higher sales, higher levels of productivity, the benefits of cost savings initiatives executed by the Company over the past three years as well as the full integration of the Fedco acquisition. Gross margin also benefited by 0.2% from the reversal of a Heavy
Duty OEM warranty reserve which was no longer required. These favorable items more than offset the impacts of rising commodity costs. The Company is taking pricing actions in an effort to offset some or all of these additional raw material costs. However, the Company's markets remain highly competitive and full recovery of these costs is not expected.

     Selling, general and administrative expenses decreased as a percentage of net sales to 15.1% from 16.6% in the second quarter of 2003. The decrease in expenses primarily reflects the Company's cost reduction programs over the past several years, offset in part by higher expenses due to the sales increase.

     Restructuring costs in the second quarter of 2003 of $0.5 million were associated with the closure of a Heavy Duty plant in Phoenix, Arizona, branch closure activities, accrued severance due to headcount reductions taken during the quarter and costs related to the integration of the Fedco copper/brass heater core production into our existing Mexico facility. The Company's restructuring program was completed during 2003, and only cash flow impacts are being incurred in 2004.

     Interest expense was17.2% below last year's levels due to the impact of lower interest rates and lower average debt levels. Average rates on our revolving credit facility were 4.0% for the second quarter of 2004 versus 4.25%
for the same period in 2003, while average borrowings for the quarter were $49.1 million in 2004 compared with $57.5 million a year ago. Discounting charges associated with the sale of certain

receivables pursuant to a customer-sponsored vendor program administered by a financial institution are also included in interest expense.

     The effective tax rates in 2004 and 2003 primarily reflect only a foreign provision, as the reversal of the Company's deferred tax valuation allowances will offset a majority of the state and any federal income tax provisions.
During the second quarter of 2003, the Company recorded an additional $0.7 million of refundable income taxes as a result of tax method changes included in its 2002 Federal Income Tax Return.

     The net income for the second quarter was $0.8 million, or $0.11 per basic and diluted share in 2004 versus a net loss of $0.6 million or $0.09 per basic and diluted share in 2003.

SIX MONTHS ENDED JUNE 30, 2004 VERSUS JUNE 30, 2003

     For the six months ended June 30, 2004, net sales of $132.1 million were
19.0% above a year ago. Automotive and Light Truck Group sales were up 13.4% as the gains in the heat exchange unit resulting from product line expansions by several major retail customers, the full integration of the Fedco acquisition and increased customer demand offset lower temperature control unit sales reflecting changes in customer buying habits, higher levels of customer inventories going into the year and wet and cool weather conditions. These temperature control volume declines more than offset the impact of new customers added since the first half of last year. Heavy Duty Group sales were 35.1% above
2003 reflecting Heavy Duty OEM customer additions, and increased sales of class
7 and 8 trucks. In addition, Heavy Duty Aftermarket sales have benefited from new product programs, pricing actions and improved economic conditions resulting in stable product demand as compared to marketplace declines experienced during the past several years.

     Gross margins, as a percentage of net sales, for the first six months of
2004 were 17.4% compared with 14.6% a year ago. The improvement in 2004 reflects lower product costs due to higher production levels, improved efficiency and the impact of cost reduction programs implemented during the past three years. These offset the impacts of rising commodity costs. In the first half of 2003, margins were adversely impacted by production cutbacks instituted in the Automotive and
Light Truck Group in the fourth quarter of 2002. These cutbacks resulted in higher actual inventory costs at the end of 2002, which translated into lower gross margins in 2003 as the product was sold. Margins last year were also adversely impacted by start-up problems with our aluminum tube mill and other manufacturing issues. These items offset the favorable impacts of the Company's cost savings initiative programs.

     Selling, general and administrative expenses for the six months increased by $0.7 million to 15.9% of sales versus 18.3% of sales a year ago. The dollar increase reflects higher expense levels attributable to increased sales for the period, while the reduction as a percentage of sales reflects the results of the
Company's overall improvement inefficiency.

     Restructuring and other special charges of $1.0 million for the first six months of 2003 represent costs associated with the closure of two regional Heavy
Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona and
the closure of the Charlotte, North Carolina branch, the movement of Fedco copper/brass inventory and machinery to Mexico and a cost reduction program of salaried headcount reductions. No restructuring costs were recorded in 2004.

     Interest costs were $0.2 million below last year for the first six months of 2004, due to lower average debt levels and lower average interest rates.
Average interest rates on our revolving credit facility were 4.0% in 2004 compared to 4.25% in 2003, while average debt levels were $51.0 million vs.
$59.0 million in 2003.

     The effective tax rate in both 2004 and 2003 reflects only a state and foreign provision, as the reversal of the deferred tax valuation allowance will offset any federal tax provision. The 2003 provision also includes a $0.7 million of refundable income taxes recorded in the second quarter.

     Net income for the first six months of 2004 was $0.2 million or $0.02 per basic and diluted share, while the net loss for the first six months of 2003 was
$4.9 million or $0.70 per basic and diluted share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities was $3.2 million in the first six months of 2004. Accounts receivable levels increased by $9.0 million due to the higher sales levels. This impact was partially offset as the Company continued
to accelerate the collection of customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution and by working directly with other customers. This accelerated collection was done in an effort to offset the continuing trend towards longer customer dating terms by
"blue chip" customers. Inventory levels grew $3.2 million reflecting the start-up of new customer programs and increases related to typical seasonal buying patterns. The Company will remain focused on managing inventory levels to match marketplace demand throughout the remainder of 2004 particularly in our
Automotive and Light Truck Temperature Control product lines. Accounts payable rose by $8.5 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles. Accrued liabilities have risen as a result of the increase in sales and the improved operating profitability. During the first six months of 2003, operations generated $1.9 million of cash. Accounts receivable in 2003 declined by $5.7 million as the Company commenced its participation in a customer-sponsored vendor payment program designed to accelerate the collection of receivables. Inventories rose by $12.0 million in
2003 due to soft market conditions, as well as a build-up in Automotive and
Light Truck inventory in advance of expected typical seasonal demand increases in the second and third quarters and new business additions. Accounts payable rose by $11.9 million in 2003, as a result of the growth in inventory levels, as well as our efforts to balance payables with the ongoing shift in customer receivable mix towards longer payment cycles.

     The $2.5 million of capital spending during the first six months of 2004 was primarily in the Automotive and Light Truck segment. This reflected expenditures for new product introduction, cost reductions and computer upgrades. The Company expects that capital expenditures for the year will be between $5.5 million and $6.5 million.

     In May 2003, the Company completed the sale of its Gando Drive facility in
New Haven, Connecticut and entered into a lease of its currently occupied space.
As a result, the Company repaid the $5.0 million Industrial Revenue Bond on the facility, created greater availability of funds under its credit agreement and eliminated an underutilized asset.

     Total debt at June 30, 2004 was $50.7 million, compared to $50.9 million at the end of 2003 and $54.2 million at June 30, 2003. The reduction from year-end reflects the utilization of cash generated by operating activities. At June 30,
2004 the Company had $10.2 million available for future borrowings under its
Loan Agreement.

     The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck segment. In addition, the
Company's future cash flow may be impacted by industry trends lengthening customer payment terms or the discontinuance of currently

utilized customer sponsored payment programs. The loss of one or more of the
Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. During 2003, the Company began utilizing a customer-sponsored program administered by a financial institution to sell certain receivables in order to accelerate the collection of funds and offset the impact of lengthening customer payment terms. The Company intends to continue utilizing this program or similar programs as long as it is a cost effective tool to accelerate cash flow and will expand its usage as other customers make it available. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. In conjunction with this evaluation the
Company detected a material internal control weakness associated with determining the revenue recognition impact of shipping terms to certain customers near quarters' end. It was determined that $1.3 million of net sales and $0.2 million of net income associated with shipments having terms of FOB
Destination had been recorded in the quarter ended March 31, 2004 instead of in the quarter ended June 30, 2004. The Company plans to restate the results for the quarter ended March 31, 2004 and promptly file an amended Form 10-Q. The
Company has determined that the impact of this issue on other prior periods was not material and that no changes are required with respect to the financial statements for other prior periods.

     The Company has implemented process and control improvements to insure that revenue is recognized in the proper periods in the future. In addition, the
Company has begun mapping its processes in anticipation of complying with the requirements of Section 404 of the Sarbanes-Oxley Act. There have been no other changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                Nominee                For       Withheld
          -----------------------   ---------    --------
          Barry R. Banducci         6,171,614      33,328
          William J. Abraham, Jr    5,539,668     665,274
          Philip Wm. Colburn        6,170,814      34,128
          Charles E. Johnson        6,171,614      33,328
          Paul R. Lederer           6,192,614      12,328
          Sharon M. Oster           5,549,431     655,511
          F. Alan Smith             6,168,954      35,988

     A vote was taken on the proposal to ratify the appointment of
PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2004. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

                   For         Against       Abstain
                ---------      --------      --------
                6,150,547       16,294        38,101

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
        32.2  Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the second quarter of
2004:

        --    On April 29, 2004, a Form 8-K was filed containing as an exhibit a press release announcing the results of operations and financial condition for the first quarter ended March 31, 2004 and the acceleration of the expiration of the Company's Shareholder Rights
              Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSPRO, INC.
                                      (Registrant)

Date:  August 16, 2004                By: /s/ Charles E. Johnson
                                          -------------------------------------
                                          Charles E. Johnson
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:  August 16, 2004                By: /s/ Richard A. Wisot
                                          -------------------------------------
                                          Richard A. Wisot
                                          Vice President, Treasurer, Secretary,
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

