Form 10-Q/A
period 2004-03-31
TRANSPRO INC
filed 2004-08-18
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                  Page 1 of 24

================================================================================

                                      INDEX

EXPLANATORY NOTE:

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
the second quarter of 2004. As a result, the Company has restated its financial results as of and for the three-month period ended March 31, 2004 and is filing this amended Form 10-Q for the period. The Company has determined that the impact of this issue on other prior periods was not material.

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations for
                       the Three Months Ended March 31, 2004 and 2003          3

                  Condensed Consolidated Balance Sheets at March 31, 2004
                       and December 31, 2003                                   4

                  Condensed Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 2004 and 2003              5

                  Notes to Condensed Consolidated Financial Statements         6

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    11

         Item 3.  Quantitative and Qualitative Disclosures About
                       Market Risk                                            14

         Item 4.  Controls and Procedures                                     15

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities, Use of Proceeds and Issuer
                       Purchases of Equity Securities                         15

         Item 4.  Submission of Matters to a Vote of Security Holders         15

         Item 6.  Exhibits and Reports on Form 8-K                            17

         Signatures                                                           18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                Three Months
(in thousands, except per share amounts)                  Ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
                                                   (Restated)
Net sales                                            $  59,895       $  52,700
Cost of sales                                           49,636          45,509
                                                   ------------    ------------
Gross margin                                            10,259           7,191
Selling, general and administrative expenses            10,116          10,662
Restructuring and other special charges                     --             418
                                                   ------------    ------------
Operating income (loss)                                    143          (3,889)
Interest expense                                           839             849
                                                   ------------    ------------
Loss before taxes                                         (696)         (4,738)
Income tax benefit                                         (53)           (403)
                                                   ------------    ------------
Net loss                                             $    (643)      $  (4,335)
                                                   ============    ============

Loss per common share -- basic                       $   (0.09)      $   (0.61)
                                                  =============    ============
                      -- diluted                     $   (0.09)      $   (0.61)
                                                  =============    ============

Weighed average common shares -- basic                   7,106           7,106
                                                  =============    ============
                              -- diluted                 7,106           7,106
                                                  =============    ============

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)                                                                March 31,           December 31,
                                           ASSETS                                                  2004                  2003
                                                                                              ----------------    ----------------
                                                                                                (Restated)

Current assets:
     Cash and cash equivalents                                                                    $     454             $     189

     Accounts receivable (less allowances of $2,707 and $2,746)                                      43,510                46,056
     Inventories:
         Raw material and component parts                                                            18,036          1     15,704
         Work in process                                                                              1,269                 1,082
         Finished goods                                                                              54,374                54,641
                                                                                              --------------      ----------------
              Total inventories                                                                      73,679                71,427
                                                                                              --------------      ----------------
     Other current assets                                                                             5,865                 5,944
                                                                                              --------------      ----------------
Total current assets                                                                                123,508               123,616
                                                                                              --------------      ----------------
Property, plant and equipment                                                                        69,268                68,594
Accumulated depreciation and amortization                                                           (45,475)              (44,440)
                                                                                              --------------      ----------------
               Net property, plant and equipment                                                     23,793                24,154
                                                                                              --------------      ----------------
Other assets                                                                                          9,043                 9,408
                                                                                              --------------      ----------------
Total assets                                                                                      $ 156,344             $ 157,178
                                                                                              ==============      ================
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving credit debt and current portion of long-term debt                                  $  42,894             $  49,638
     Accounts payable                                                                                39,077                32,816
     Accrued liabilities                                                                             19,090                18,134
                                                                                              --------------      ----------------
Total current liabilities                                                                           101,061               100,588
                                                                                              --------------      ----------------
Long-term liabilities:
     Long-term debt                                                                                   1,232                 1,306
     Other long-term liabilities                                                                     11,090                11,664
                                                                                              --------------      ----------------
Total long-term liabilities                                                                          12,322                12,970
                                                                                              --------------      ----------------
Commitments and contingent liabilities
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
               Authorized 200,000 shares; issued and outstanding -- none at
               March 31, 2004 and December 31, 2003                                                      --                    --
         Series B convertible preferred stock,  $.01 par value:  Authorized 30,000 shares; issued and outstanding; -- 12,781 shares at March 31, 2004
                and December 31, 2003 (liquidation preference $1,278)                                    --                    --

     Common Stock, $.01 par value: Authorized 17,500,000 shares; 7,147,959 shares issued at March 31, 2004 and December 31, 2003; 7,106,023 shares
       outstanding at March 31, 2004 and December 31, 2003                                               71                    71
     Paid-in capital                                                                                 55,041                55,041
     Accumulated deficit                                                                             (7,626)               (6,967)
     Accumulated other comprehensive loss                                                            (4,510)               (4,510)
     Treasury stock, at cost, 41,936 shares at March 31, 2004 and December 31, 2003                     (15)                  (15)
                                                                                              --------------      ----------------
Total stockholders' equity                                                                           42,961                43,620
                                                                                              --------------      ----------------
Total liabilities and stockholders' equity                                                        $ 156,344             $ 157,178
                                                                                              ==============      ================

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                               Three Months Ended
(Amounts in thousands)                                                                                         March 31,
                                                                                                    ------------------------------
                                                                                                        2004             2003
                                                                                                    --------------    ------------
Cash flows from operating activities:                                                                (Restated)

     Net loss                                                                                           $    (643)      $  (4,335)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                                      1,472           1,577
         Provision for uncollectible accounts receivable                                                       39             313
         Non-cash restructuring charges                                                                        --              46
         Gain on sale of building                                                                             (69)            --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                                2,507           2,033
         Inventories                                                                                       (2,252)         (6,823)
         Accounts payable                                                                                   6,261           9,893
         Accrued expenses                                                                                     956           1,624
         Other                                                                                               (166)            412
                                                                                                    --------------    ------------
Net cash provided by operating activities                                                                   8,105           4,740
                                                                                                    --------------    ------------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                                                      (718)           (399)
                                                                                                    --------------    ------------
Net cash used in investing activities                                                                        (718)           (399)
                                                                                                    --------------    ------------

Cash flows from financing activities:
     Dividends paid                                                                                           (16)            (16)
     Net repayments under revolving credit facility                                                        (6,714)         (3,772)
     Repayments of term loan and capitalized lease obligations                                               (392)           (181)
     Deferred debt issuance costs                                                                              --             (27)
                                                                                                    --------------    ------------
Net cash used in financing activities                                                                      (7,122)         (3,996)
                                                                                                    --------------    ------------

Increase in cash and cash equivalents                                                                         265             345
     Cash and cash equivalents at beginning of period                                                         189             155
                                                                                                    --------------    ------------
     Cash and cash equivalents at end of period                                                         $     454       $     500
                                                                                                    ==============    ============

Non-cash investing and financing activity:
     Entered capital lease obligation                                                                   $     288       $      --
                                                                                                    ==============    ============

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS

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
the second quarter of 2004. As a result, the Company has restated its financial results as of and for the three-month period ended March 31, 2004 and is filing this amended Form 10-Q for the period. The Company has determined that the impact of this issue on other prior periods was not material.

     A comparison of the originally reported and restated amounts contained in the financial statements for the first quarter of 2004 is as follows:

                                                             Originally
                                                              Reported         Restated
                                                            --------------   -------------
                                                                   (in thousands)

Consolidated Statement of Operations:

     Net sales                                                  $  61,208       $  59,895
                                                            ==============   =============
     Cost of sales                                              $  50,653       $  49,636
                                                            ==============   =============
     Gross margin                                               $  10,555       $  10,259
                                                            ==============   =============
     Selling, general and administrative expenses               $  10,163       $  10,116
                                                            ==============   =============
     Operating income (loss)                                    $     392       $     143
                                                            ==============   =============
     Loss before taxes                                          $    (447)      $    (696)
                                                            ==============   =============
     Income tax benefit                                         $     (34)      $     (53)
                                                            ==============   =============
     Net loss                                                   $    (413)      $    (643)
                                                            ==============   =============
     Loss per common share - basic                              $   (0.06)      $   (0.09)
                                                            ==============   =============
                           - diluted                            $   (0.06)      $   (0.09)
                                                            ==============   =============
Consolidated Balance Sheet:

     Accounts receivable                                        $  44,823       $  43,510
                                                            ==============   =============
     Finished goods                                             $  53,357       $  54,374
                                                            ==============   =============
     Total inventories                                          $  72,662       $  73,679
                                                            ==============   =============
     Total current assets                                       $ 123,804       $ 123,508
                                                            ==============   =============
     Total assets                                               $ 156,640       $ 156,344
                                                            ==============   =============
     Accrued liabilities                                        $  19,156       $  19,090
                                                            ==============   =============
     Total current liabilities                                  $ 101,127       $ 101,061
                                                            ==============   =============
     Accumulated deficit                                        $  (7,396)      $  (7,626)
                                                            ==============   =============
     Total stockholders' equity                                 $  43,191       $  42,961
                                                            ==============   =============
     Total liabilities and stockholders' equity                 $ 156,640       $ 156,344
                                                            ==============   =============
Consolidated Statement of Cash Flow:

     Net loss                                                      $ (413)         $ (643)
                                                            ==============   =============
     Accounts receivable                                          $ 1,194         $ 2,507
                                                            ==============   =============
     Inventories                                                  $(1,235)        $(2,252)
                                                            ==============   =============
     Accrued expenses                                             $ 1,022          $  956
                                                            ==============   =============

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

NOTE 3 - STOCK COMPENSATION COSTS

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

(in thousands, except per share amounts)           2004            2003
                                                ------------    ------------
                                                 (Restated)
Net loss:
As reported                                          $(643)        $(4,335)
Stock based compensation costs, net of tax             (52)            (64)
                                                ------------    ------------
Pro forma                                            $(695)        $(4,399)
                                                ============    ============

Basic net loss per common share:
As reported                                         $(0.09)         $(0.61)
Pro forma                                           $(0.10)         $(0.62)

Diluted net loss per common share:
As reported                                         $(0.09)         $(0.61)
Pro forma                                           $(0.10)         $(0.62)

NOTE 4 - COMPREHENSIVE LOSS

     For the three months ended March 31, 2004 and 2003, "Accumulated other comprehensive loss" was comprised of the reported net loss for the period of
$0.6 million and $4.3 million, respectively.

NOTE 5 - RESTRUCTURING AND OTHER SPECIAL CHARGES

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

                          Balance at
                         December 31,        Charge to            Cash           Non-Cash             Balance at
                             2003           Operations          Payments         Write-off          March 31, 2004
                        ---------------  ------------------  ---------------   ---------------  ----------------------
                                                            (in thousands)

Workforce related              $199                --               $(111)              --                 $88
Facility consolidations          23                --                 (23)              --                  --
                             -------           -------          ----------         --------             -------
Total                          $222                --               $(134)              --                 $88
                             =======           =======          ==========         ========             =======

Cash payments for severance programs are expected to continue through the end of
2004.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

(in thousands, except per share amounts)

                                                                                      Three Months
                                                                                    Ended March 31,
                                                                            ---------------------------------
                                                                                 2004              2003
                                                                            ---------------   ---------------
Numerator:                                                                    (Restated)

Net loss                                                                          $   (643)         $ (4,335)
Deduct preferred stock dividend                                                        (16)              (16)
                                                                            ---------------   ---------------
Net loss attributable to common stockholders - basic                                  (659)           (4,351)
Add back preferred stock dividend                                                       --                --
                                                                            ---------------   ---------------
Net loss attributable to common stockholders - diluted                            $   (659)         $ (4,351)
                                                                            ===============   ===============
Denominator:
Weighted average common shares-- basic                                               7,106             7,106
Dilutive effect of Series B preferred stock                                             --                --
Dilutive effect of stock options                                                        --                --
                                                                            ---------------   ---------------
Adjusted weighted average common shares and equivalents-- diluted                    7,106             7,106
                                                                            ===============   ===============
Loss per common share -- basic                                                    $  (0.09)         $  (0.61)
                                                                            ===============   ===============
                      -- diluted                                                  $  (0.09)         $  (0.61)
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

                                       Three Months Ended March 31,
                                ------------------------------------------
                                      2004                      2003
                                -------------------     ------------------

Options outstanding                  80,300                    83,800
Range of exercise prices         $5.50 - $11.75            $5.50 - $11.75

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

                                                     Three Months
                                                    Ended March 31,
                                              --------------------------
                                                  2004         2003
                                              ------------- ------------
                                               (Restated)
                                                     (in thousands)
Trade sales:
Automotive and Light Truck                         $42,079      $39,096
Heavy Duty                                          17,816       13,604

Intersegment transfers:
Automotive and Light Truck                           1,716          855
Heavy Duty                                              --           --
Eliminations                                        (1,716)        (855)
                                              ------------- ------------
  Total net sales                                  $59,895      $52,700
                                              ============= ============

Operating income (loss):
Automotive and Light Truck                          $1,817       $ (632)
Restructuring and other special charges                 --          (60)
                                              ------------- ------------
   Automotive and Light Truck total                  1,817         (692)
                                              ------------- ------------
Heavy Duty                                             (27)      (1,350)
Restructuring and other special charges                 --         (358)
                                              ------------- ------------
   Heavy Duty total                                    (27)      (1,708)
                                              ------------- ------------
Corporate expenses                                  (1,647)      (1,489)
                                              ------------- ------------
   Total operating income (loss)                     $ 143     $ (3,889)
                                              ============= ============

NOTE 9 - RETIREMENT AND POST-RETIREMENT PLANS

The components of net periodic benefit costs for the first quarter of 2004 and
2003 are as follows:

                                       RETIREMENT PLANS           POSTRETIREMENT PLANS
                                   -----------------------    ----------------------------
                                     2004         2003            2004           2003
                                   ----------  -----------    -------------   ------------
                                                      (in thousands)

Service cost                            $214         $277               $1             $1
Interest cost                            456          622               10             10
Expected return on plan assets          (560)        (692)              --             --
Amortization of net loss                  59           49                1              1
                                   ----------  -----------    -------------   ------------
Net periodic benefit cost               $169         $256              $12            $12
                                   ==========  ===========    =============   ============

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

RESTATEMENT OF FIRST QUARTER 2004 OPERATING RESULTS

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
the second quarter of 2004. As a result, the Company has restated its financial results as of and for the three-month period ended March 31, 2004 and is filing this amended Form 10-Q for the period. The Company has determined that the impact of this issue on other prior periods was not material.

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2004 VERSUS QUARTER ENDED MARCH 31, 2003

     Sales for the first quarter of 2004 of $59.9 million were $7.2 million or
13.7% above the first quarter of 2003. The Automotive and Light Truck segment had sales of $42.1 million, which were $3.0 million or 7.6% above the first quarter of 2003. Heat exchange product sales increased 13.4%, while temperature control product sales were 22.2% lower than the prior year period. Heat exchange product sales benefited from increased demand for heaters as a result of weather conditions in January and February, the contributions of the Fedco acquisition, which was being integrated during the first quarter of 2003, product line extensions by certain retail customers and new customer business initiated since the first quarter of 2003. Revenues, however, were unfavorably impacted by lower demand for the Company's temperature control products, despite having added new customers over the prior year. Customers have changed their buying patterns such that they no longer rely heavily on large preseason orders, rather they purchase products in closer proximity to the summer season. The Company believes that the temperature control market will likely remain soft pending the arrival of hot weather. Heavy Duty segment sales in the first quarter of 2004 were $17.8 million, $4.2 million or 31.0% above the prior year period. Sales in the Heavy
Duty OEM Unit were up 59.7% reflecting increased product demand from our OEM customers due to rising Class 7 and 8 truck sales and incremental revenues from new business announced subsequent to the first quarter of 2003. Heavy Duty
Aftermarket Unit sales were 4.3% above the first quarter of 2003 due to the impact of new product lines recently introduced into the marketplace and an increase in unit volume caused by the positive effects of an improving economy.

     Gross margin, as a percentage of net sales, was 17.1% versus 13.6% in the first quarter of 2003. The improvement reflects higher sales, higher levels of productivity, lower product costs, the benefits of cost savings initiatives executed by the Company over the past three years as well as the full integration of the Fedco acquisition. Gross margin dollars also benefited from the higher level of net sales. During the first quarter of 2004, the Company began experiencing the impact of rising commodity prices. As this trend is expected to continue, a program of customer price increases is being implemented in an effort to offset these additional costs.

     Selling, general and administrative expenses decreased as a percentage of net sales to 16.9% from 20.2% in the first quarter of 2003. The decrease in expenses primarily reflects the Company's cost reduction programs. Expense levels in the first quarter of 2003 also reflected costs incurred by Fedco prior to the completion of the integration of this acquisition.

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

     The net loss for the first quarter was $0.6 million, or $0.09 per basic and diluted share in the first quarter of 2004 versus $4.3 million or $0.61 per basic and diluted share in the first quarter of 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities was $8.1 million in the first quarter of 2004. Accounts receivable levels decreased by $2.5 million as the Company continued to accelerate the collection of customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution and by working directly with other customers. This accelerated collection was done in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers. Inventory levels grew $2.3 million reflecting the start-up of new customer programs and increases related to typical seasonal buying patterns. The Company will remain focused on managing inventory levels to match marketplace demand throughout the remainder of 2004.
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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. In conjunction with the evaluation carried out as of June 30, 2004, the Company detected a material internal control weakness associated with determining the revenue recognition impact of shipping terms to certain customers near quarters' end. It was determined that $1.3 million of net sales and $0.2 million of net income associated with shipments having terms of FOB Destination had been recorded in the quarter ended March 31,
2004 instead of in the quarter ended June 30, 2004. As a result, the Company is restating its results for the quarter ended March 31, 2004 and filing this amended Form 10-Q. The Company has determined that the impact of this issue on other prior periods was not material.

     Subsequent to the end of the second quarter of 2004, the Company has implemented process and control improvements to insure that revenue is recognized in the proper periods in the future. There have been no other changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on May 6, 2004, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes with respect to the indicated proposals.

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

                                       TRANSPRO, INC.
                                       (Registrant)

Date: August 18, 2004                  By: /s/ Charles E. Johnson
                                           ---------------------------------
                                           Charles E. Johnson
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 18, 2004                  By: /s/ Richard A. Wisot
                                           ---------------------------------
                                           Richard A. Wisot
                                           Vice President, Treasurer, Secretary,
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

