Form 10-Q/A
period 2004-03-31
TRANSPRO INC
filed 2004-10-08
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

         The number of shares of common stock, $.01 par value, outstanding as of
October 6, 2004 was 7,106,023.

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
and filed an amended Form 10-Q for the period. The Company has determined that the impact of this issue on other prior periods was not material. The Company has filed this Form 10Q/A Amendment No. 2 to clarify the disclosures provided in
Part 1, Item 4 "Controls and Procedures".

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Statements of Operations for the
                        Three Months Ended March 31, 2004 and 2003             3

                   Condensed Consolidated Balance Sheets at March 31, 2004
                        and December 31, 2003                                  4

                   Condensed Consolidated Statements of Cash Flows for the
                        Three Months Ended March 31, 2004 and 2003             5

                   Notes to Condensed Consolidated Financial Statements        6

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   11

          Item 3.  Quantitative and Qualitative Disclosures About Market
                        Risk                                                  14

          Item 4.  Controls and Procedures                                    14

PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities, Use of Proceeds and Issuer
                   Purchases of Equity Securities                             15

          Item 4.  Submission of Matters to a Vote of Security Holders        15

          Item 6.  Exhibits and Reports on Form 8-K                           17

          Signatures                                                          18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                               Three Months
(in thousands, except per share amounts)                 Ended March 31,
                                                   ----------------------------
                                                      2004            2003
                                                   ------------    ------------
                                                   (Restated)
Net sales                                              $59,895         $52,700
                                                       -------         -------
Cost of sales                                           49,636          45,509
                                                       -------         -------
Gross margin                                            10,259           7,191
Selling, general and administrative expenses            10,116          10,662
Restructuring and other special charges                     --             418
                                                       -------         -------
Operating income (loss)                                    143          (3,889)
Interest expense                                           839             849
                                                       -------         -------
Loss before taxes                                         (696)         (4,738)
Income tax benefit                                         (53)           (403)
                                                       -------         -------
Net loss                                               $  (643)        $(4,335)
                                                       =======         =======
Loss per common share -- basic                         $ (0.09)        $ (0.61)
                                                       =======         =======
                      -- diluted                       $ (0.09)        $ (0.61)
                                                       =======         =======
Weighed average common shares -- basic                   7,106           7,106
                                                       =======         =======
                              -- diluted                 7,106           7,106
                                                       =======         =======

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)                                                                March 31,           December 31,
                                           ASSETS                                                  2004                  2003
                                                                                                -----------         -------------
                                                                                                (Restated)

Current assets:
     Cash and cash equivalents                                                                  $    454              $    189

     Accounts receivable (less allowances of $2,707 and $2,746)                                   43,510                46,056
     Inventories:
         Raw material and component parts                                                         18,036                15,704
         Work in process                                                                           1,269                 1,082
         Finished goods                                                                           54,374                54,641
                                                                                                --------              --------
              Total inventories                                                                   73,679                71,427
                                                                                                --------              --------
     Other current assets                                                                          5,865                 5,944
                                                                                                --------              --------
Total current assets                                                                             123,508               123,616
                                                                                                --------              --------
Property, plant and equipment                                                                     69,268                68,594
Accumulated depreciation and amortization                                                        (45,475)              (44,440)
                                                                                                --------              --------
               Net property, plant and equipment                                                  23,793                24,154
                                                                                                --------              --------
Other assets                                                                                       9,043                 9,408
                                                                                                --------              --------
Total assets                                                                                    $156,344              $157,178
                                                                                                ========              ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                                $ 42,894              $ 49,638
     Accounts payable                                                                             39,077                32,816
     Accrued liabilities                                                                          19,090                18,134
                                                                                                --------              --------
Total current liabilities                                                                        101,061               100,588
                                                                                                --------              --------
Long-term liabilities:
     Long-term debt                                                                                1,232                 1,306
     Other long-term liabilities                                                                  11,090                11,664
                                                                                                --------              --------
Total long-term liabilities                                                                       12,322                12,970
                                                                                                --------              --------
Commitments and contingent liabilities
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:

         Series A junior participating preferred stock, $.01 par value:
               Authorized 200,000 shares; issued and outstanding -- none at
               March 31, 2004 and December 31, 2003                                                   --                    --
         Series B convertible preferred stock,  $.01 par value:  Authorized 30,000 shares;
                issued and outstanding; -- 12,781 shares at March 31, 2004 and December
                31, 2003 (liquidation preference $1,278)                                              --                    --

     Common Stock, $.01 par value: Authorized 17,500,000 shares; 7,147,959 shares issued at March 31, 2004 and December 31, 2003; 7,106,023 shares
       outstanding at March 31, 2004 and December 31, 2003                                            71                    71
       Paid-in capital                                                                            55,041                55,041
     Accumulated deficit                                                                          (7,626)               (6,967)
     Accumulated other comprehensive loss                                                         (4,510)               (4,510)
     Treasury stock, at cost, 41,936 shares at March 31, 2004 and December 31, 2003                  (15)                  (15)
                                                                                                --------              --------
Total stockholders' equity                                                                        42,961                43,620
                                                                                                --------              --------
Total liabilities and stockholders' equity                                                      $156,344              $157,178
                                                                                                ========              ========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                               Three Months Ended
(Amounts in thousands)                                                         March 31,
                                                                    ---------------------------
                                                                       2004             2003
                                                                    ----------         --------
Cash flows from operating activities:                               (Restated)

     Net loss                                                          $  (643)        $(4,335)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation and amortization                                   1,472           1,577
         Provision for uncollectible accounts receivable                    39             313
         Non-cash restructuring charges                                     --              46
         Gain on sale of building                                          (69)             --
     Changes in operating assets and liabilities:
         Accounts receivable                                             2,507           2,033
         Inventories                                                    (2,252)         (6,823)
         Accounts payable                                                6,261           9,893
         Accrued expenses                                                  956           1,624
         Other                                                            (166)            412
                                                                       -------        --------
Net cash provided by operating activities                                8,105           4,740
                                                                       -------        --------
Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                   (718)           (399)
                                                                       -------        --------
Net cash used in investing activities                                     (718)           (399)
                                                                       -------        --------
Cash flows from financing activities:
     Dividends paid                                                        (16)            (16)
     Net repayments under revolving credit facility                     (6,714)         (3,772)
     Repayments of term loan and capitalized lease obligations            (392)           (181)
     Deferred debt issuance costs                                           --             (27)
                                                                       -------        --------
Net cash used in financing activities                                   (7,122)         (3,996)
                                                                       -------        --------
Increase in cash and cash equivalents                                      265             345
     Cash and cash equivalents at beginning of period                      189             155
                                                                       -------        --------
     Cash and cash equivalents at end of period                        $   454        $    500
                                                                       =======        ========
Non-cash investing and financing activity:
     Entered capital lease obligation                                  $   288        $     --
                                                                       =======        ========

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

                                                      Originally
                                                       Reported      Restated
                                                      ----------     --------
                                                            (in thousands)
Consolidated Statement of Operations:
     Net sales                                         $   61,208    $  59,895
                                                       ===========   ==========
     Cost of sales                                     $   50,653    $  49,636
                                                       ===========   ==========
     Gross margin                                      $   10,555    $  10,259
                                                       ===========   ==========
     Selling, general and administrative expenses      $   10,163    $  10,116
                                                       ===========   ==========
     Operating income (loss)                           $      392    $     143
                                                       ===========   ==========
     Loss before taxes                                 $     (447)   $    (696)
                                                       ===========   ==========
     Income tax benefit                                $      (34)   $     (53)
                                                       ===========   ==========
     Net loss                                          $     (413)   $    (643)
                                                       ===========   ==========
     Loss per common share  - basic                    $    (0.06)   $   (0.09)
                                                       ===========   ==========
                            - diluted                  $    (0.06)   $   (0.09)
                                                       ===========   ==========
Consolidated Balance Sheet:
     Accounts receivable                               $   44,823    $  43,510
                                                       ===========   ==========
     Finished goods                                    $   53,357    $  54,374
                                                       ===========   ==========
     Total inventories                                 $   72,662    $  73,679
                                                       ===========   ==========
     Total current assets                              $  123,804    $ 123,508
                                                       ===========   ==========
     Total assets                                      $  156,640    $ 156,344
                                                       ===========   ==========
     Accrued liabilities                               $   19,156    $  19,090
                                                       ===========   ==========
     Total current liabilities                         $  101,127    $ 101,061
                                                       ===========   ==========
     Accumulated deficit                               $   (7,396)   $  (7,626)
                                                       ===========   ==========
     Total stockholders' equity                        $   43,191    $  42,961
                                                       ===========   ==========
     Total liabilities and stockholders' equity        $  156,640    $ 156,344
                                                       ===========   ==========
Consolidated Statement of Cash Flow:
     Net loss                                          $     (413)   $    (643)
                                                       ===========   ==========
     Accounts receivable                               $    1,194    $   2,507
                                                       ===========   ==========
     Inventories                                       $   (1,235)   $  (2,252)
                                                       ===========   ==========
     Accrued expenses                                  $    1,022    $     956
                                                       ===========   ==========

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

(in thousands, except per share amounts)            2004          2003
                                                 ----------     --------
                                                 (Restated)
Net loss:
As reported                                      $  (643)        $(4,335)
Stock based compensation costs, net of tax           (52)            (64)
                                                 ---------       -------
Pro forma                                        $  (695)        $(4,399)
                                                 =========       =======

Basic net loss per common share:
As reported                                      $ (0.09)        $ (0.61)
Pro forma                                        $ (0.10)        $ (0.62)

Diluted net loss per common share:
As reported                                      $ (0.09)        $ (0.61)
Pro forma                                        $ (0.10)        $ (0.62)

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

                               Balance at
                              December 31,    Charge to       Cash       Non-Cash     Balance at
                                  2003       Operations     Payments    Write-off   March 31, 2004
                              -----------    ----------     ---------   ---------   --------------
                                                            (in thousands)

Workforce related                   $199            --         $(111)        --            $88
Facility consolidations               23            --           (23)        --             --
                                  -------      -------       -------     ------        -------
Total                               $222            --         $(134)        --            $88
                                  =======      =======       =======     ======        =======

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

(in thousands, except per share amounts)
                                                                                Three Months
                                                                              Ended March 31,
                                                                         -------------------------
                                                                            2004            2003
                                                                         ----------       --------
Numerator:                                                               (Restated)

Net loss                                                                   $(643)         $(4,335)
Deduct preferred stock dividend                                              (16)             (16)
                                                                         --------         -------
Net loss attributable to common stockholders - basic                        (659)          (4,351)
Add back preferred stock dividend                                              --              --
                                                                         --------         -------
Net loss attributable to common stockholders - diluted                     $(659)         $(4,351)
                                                                         ========         =======
Denominator:
Weighted average common shares -- basic                                     7,106           7,106
Dilutive effect of Series B preferred stock                                    --              --
Dilutive effect of stock options                                               --              --
                                                                         --------         -------
Adjusted weighted average common shares and equivalents -- diluted          7,106           7,106
                                                                         ========         =======
Loss per common share -- basic                                            $ (0.09)        $ (0.61)
                                                                          =======         =======
                      -- diluted                                          $ (0.09)        $ (0.61)
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

                                        Three Months Ended March 31,
                                  ----------------------------------------
                                       2004                      2003
                                  ------------------     -----------------
Options outstanding                   80,300                    83,800
Range of exercise prices          $5.50 - $11.75            $5.50 - $11.75

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

                                                              Three Months
                                                             Ended March 31,
                                                         ---------------------
                                                          2004          2003
                                                       ----------     --------
                                                       (Restated)
                                                              (in thousands)
Trade sales:
Automotive and Light Truck                               $42,079      $39,096
Heavy Duty                                                17,816       13,604

Intersegment transfers:
Automotive and Light Truck                                 1,716          855
Heavy Duty                                                    --           --
Eliminations                                              (1,716)        (855)
                                                         --------     -------
  Total net sales                                        $59,895      $52,700
                                                         ========     =======
Operating income (loss):
Automotive and Light Truck                               $ 1,817      $  (632)
Restructuring and other special charges                        --         (60)
                                                         --------     -------
   Automotive and Light Truck total                        1,817         (692)
                                                         --------     -------
Heavy Duty                                                   (27)      (1,350)
Restructuring and other special charges                        --        (358)
                                                         --------     -------
   Heavy Duty total                                          (27)      (1,708)
                                                         --------     -------
Corporate expenses                                        (1,647)      (1,489)
                                                         --------     -------
   Total operating income (loss)                         $   143      $(3,889)
                                                         ========     =======

NOTE 9 - RETIREMENT AND POST-RETIREMENT PLANS

The components of net periodic benefit costs for the first quarter of 2004 and
2003 are as follows:

                                   RETIREMENT PLANS        POSTRETIREMENT PLANS
                                  ---------------------   ----------------------
                                    2004         2003       2004        2003
                                  --------     --------   --------    --------
                                                   (in thousands)

Service cost                         $214         $277          $1         $1
Interest cost                         456          622          10         10
Expected return on plan assets       (560)        (692)         --         --
Amortization of net loss               59           49           1          1
                                  --------     -------     -------     -------
Net periodic benefit cost            $169         $256         $12        $12
                                  ========     =======     =======     =======

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

         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck segment. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. During 2003, the Company began utilizing a customer-sponsored program administered by a financial institution in order to accelerate the collection of funds and offset the impact of these lengthening terms. The Company intends to continue utilizing this program as long as it is a cost effective tool to accelerate cash flow and will expand its usage as other customers make it available. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital

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

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. In conjunction with the evaluation carried out as of June 30, 2004, the Company detected a material internal control weakness associated with determining the revenue recognition impact of shipping terms to certain customers near quarters' end. It was determined that $1.3 million of net sales and $0.2 million of net income associated with shipments having terms of FOB Destination had been recorded in the quarter ended March 31,
2004 instead of in the quarter ended June 30, 2004. As a result, the Company is restating its results for the quarter ended March 31, 2004 and filing this amended Form 10-Q. The Company has determined that the impact of this issue on other prior periods was not material. Based upon the foregoing facts, management has concluded that its disclosure controls and procedures contained a material weakness as of March 31, 2004 and were therefore not effective as of that date.

         Subsequent to the end of the second quarter of 2004 in conjunction with the preparation of the financial statements for that period, the Company has implemented process and control improvements to insure that revenue is recognized in the proper periods. Specifically, these procedures include a review of all customer contracts in place and the implementation of a policy requiring sign-off by a senior financial officer if any new customer contract is entered into or existing customer contract is revised to contain shipping terms other than "FOB Shipping Point." There have been no other changes in the
Company's internal control over financial reporting during the quarter ended
March 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
ending December 31, 2004. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

                   For                Against          Abstain
                ---------             -------          -------
                6,150,547             16,294            38,101

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

                                  TRANSPRO, INC.
                                  (Registrant)

Date:  October 8, 2004          By:     /s/ Charles E. Johnson
                                        ----------------------------------------
                                        Charles E. Johnson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date:  October 8, 2004          By:     /s/ Richard A. Wisot
                                        ----------------------------------------
                                        Richard A. Wisot
                                        Vice President, Treasurer, Secretary,
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)