Form 10-Q
period 2004-09-30
TRANSPRO INC
filed 2004-11-12
CIK 948844

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

          The number of shares of common stock, $.01 par value, outstanding as of November 9, 2004 was 7,106,023.

     Exhibit Index is on page 18 of this report.

                                  Page 1 of 23

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
                     30, 2004 and 2003                                      3

                   Condensed Consolidated Balance Sheets at
                     September 30, 2004 and December 31, 2003               4

                   Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 2004 and 2003    5

                   Notes to Condensed Consolidated Financial Statements     6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      11

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                              16

          Item 4.  Controls and Procedures                                  17

PART II.  OTHER INFORMATION

          Item 6.  Exhibits                                                 18

          Signatures                                                        19

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                    Three Months                  Nine Months
(In thousands, except per share amounts)                    Ended September 30,           Ended September 30,
                                                        -------------  -----------   ------------  ------------
                                                            2004          2003          2004           2003
                                                        -------------  -----------   ------------  ------------

Net sales                                                    $72,012     $ 65,629       $204,128      $176,631
Cost of sales                                                 56,855       52,415        166,030       147,228
                                                        -------------  -----------   ------------  ------------
Gross margin                                                  15,157       13,214         38,098        29,403
Selling, general and administrative expenses                  10,848        9,071         31,898        29,413
Restructuring and other special charges                          --          302              --         1,260
                                                        -------------  -----------   ------------  ------------
Operating income (loss)                                        4,309        3,841          6,200        (1,270)
Interest expense                                               1,392          942          3,111         2,854
                                                        -------------  -----------   ------------  ------------
Income (loss) before taxes                                     2,917        2,899          3,089        (4,124)
Income tax provision (benefit)                                   259          938            271        (1,143)
                                                        -------------  -----------   ------------  ------------
Net income (loss)                                             $2,658      $ 1,961        $ 2,818       $(2,981)
                                                        =============  ===========   ============  ============
Net income (loss) per common share  -- basic                  $ 0.37       $ 0.27        $  0.39       $ (0.43)
                                                        =============  ===========    =============  ===========
                                    -- diluted                $ 0.36       $ 0.27        $  0.38       $ (0.43)
                                                        =============  ===========    =============  ===========

Weighed average common shares    -- basic                       7,106        7,106          7,106         7,106
                                                        =============  ===========   ============  ============
                                 -- diluted                     7,367        7,185          7,343         7,106
                                                        =============  ===========   ============  ============

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                                                   September 30,     December 31,
                                              ASSETS                                                     2004             2003
                                                                                                    ---------------   --------------
                                                                                                     (Unaudited)

Current assets:
     Cash and cash equivalents                                                                         $    474         $     189
     Accounts receivable (less allowances of $2,501 and $2,746)                                          48,473            46,056
     Inventories:
         Raw material and component parts                                                                19,099            15,704
         Work in process                                                                                  1,272             1,082
         Finished goods                                                                                  55,638            54,641
                                                                                                    ------------      ------------
              Total inventories                                                                          76,009            71,427
                                                                                                    ------------      ------------
     Other current assets                                                                                 4,781             5,944
                                                                                                    ------------      ------------
Total current assets                                                                                    129,737           123,616
                                                                                                    ------------      ------------
Property, plant and equipment                                                                            69,794            68,594
Accumulated depreciation and amortization                                                               (46,721)          (44,440)
                                                                                                    ------------      ------------
     Net property, plant and equipment                                                                   23,073            24,154
                                                                                                    ------------      ------------
Other assets                                                                                              8,708             9,408
                                                                                                    ------------      ------------
Total assets                                                                                           $161,518          $157,178
                                                                                                    ============      ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                                        $43,278           $49,638
     Accounts payable                                                                                    39,372            32,816
     Accrued liabilities                                                                                 21,277            18,134
                                                                                                    ------------      ------------
Total current liabilities                                                                               103,927           100,588
                                                                                                    ------------      ------------
Long-term liabilities:
     Long-term debt                                                                                         746             1,306
     Other long-term liabilities                                                                         10,455            11,664
                                                                                                    ------------      ------------
Total long-term liabilities                                                                              11,201            12,970
                                                                                                    ------------      ------------
Commitments and contingent liabilities
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
               Authorized 200,000 shares; issued and outstanding -- none at
               September 30, 2004 and
               December 31, 2003                                                                            --                 --
          Series B convertible preferred stock,  $.01 par value:  Authorized 30,000 shares;
                issued and outstanding -- 12,781 shares at September 30, 2004 and December
                31, 2003 (liquidation preference $1,278)                                                    --                 --

     Common Stock, $.01 par value: Authorized 17,500,000 shares; 7,147,959 shares issued at September 30, 2004 and December 31, 2003; 7,106,023
         shares outstanding at September 30, 2004 and December 31, 2003                                      71                71
     Paid-in capital                                                                                     55,041            55,041
     Accumulated deficit                                                                                 (4,197)           (6,967)
     Accumulated other comprehensive loss                                                                (4,510)           (4,510)
     Treasury stock, at cost, 41,936 shares at September 30, 2004 and December 31, 2003                     (15)              (15)
                                                                                                    ------------      ------------
Total stockholders' equity                                                                               46,390            43,620
                                                                                                    ------------      ------------
Total liabilities and stockholders' equity                                                             $161,518          $157,178
                                                                                                    ============      ============

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                     Nine Months
(Amounts in thousands)                                                                      Ended September 30,
                                                                                         --------------------------
                                                                                             2004           2003
                                                                                         -------------   ----------

Cash flows from operating activities:
     Net income (loss)                                                                        $ 2,818     $  (2,981)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                          4,484         4,526
         Provision for uncollectible accounts receivable                                          414           601
           Non-cash restructuring charges                                                          --            68
           Gain on sale of building                                                              (207)         (113)
     Changes in operating assets and liabilities:
         Accounts receivable                                                                   (2,831)        4,189
         Inventories                                                                           (5,220)       (7,335)
         Accounts payable                                                                       8,110         7,676
         Accrued expenses                                                                       3,207        (2,090)
         Other                                                                                    487          (138)
                                                                                         ------------   -----------
Net cash provided by operating activities                                                      11,262         4,403
                                                                                         ------------   -----------

Cash flows from investing activities:
     Capital expenditures, net of sales and retirements                                        (3,705)       (3,234)
     Net proceeds from sale of building                                                           --          5,178
                                                                                         ------------   -----------
Net cash (used for) provided by investing activities                                           (3,705)        1,944
                                                                                         ------------   -----------

Cash flows from financing activities:
     Dividends paid                                                                               (64)          (48)
     Net repayments under revolving credit facility                                            (6,316)         (280)
     Repayment of Industrial Revenue Bond                                                          --        (5,000)
     Repayments of term loan and capitalized lease obligations                                   (892)         (698)
     Deferred debt issuance costs                                                                  --           (67)
                                                                                         ------------   -----------
Net cash used in financing activities                                                          (7,272)       (6,093)
                                                                                         ------------   ------------

Increase in cash and cash equivalents                                                             285           254
     Cash and cash equivalents at beginning of period                                             189           155
                                                                                         ------------   -----------
     Cash and cash equivalents at end of period                                               $   474      $    409
                                                                                         ============   ===========
Non-cash investing and financing activity:
     Entered capital lease obligation                                                         $   288      $    --
                                                                                         ============   ===========
     Sale of inventory and fixed assets to reduce accounts payable                            $ 1,554      $    --
                                                                                         ============   ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest paid                                                                            $ 2,571      $  2,546
                                                                                         ============   ===========
     Income taxes paid (refunded)                                                             $   241      $ (1,127)
                                                                                         ============   ===========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter ended September 30, 2004 are not necessarily indicative of results for the full year.

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

                                                                   Three Months                   Nine Months
                                                               Ended September 30,            Ended September 30,
                                                            ---------------------------    ---------------------------
                                                               2004           2003             2004         2003
                                                            ------------  -------------    ------------  -------------
                                                                    (in thousands, except per share amounts)

Net income (loss):
As reported                                                      $2,658         $1,961           $2,818      $(2,981)
Stock-based compensation costs, net of tax                          (49)           (77)            (153)        (179)
                                                            ------------  -------------    --------------  -----------
Pro forma                                                        $2,609         $1,884           $2,665      $(3,160)
                                                            ============  =============    ==============  ===========

Basic net income (loss) per common share:
As reported                                                       $0.37          $0.27            $0.39       $(0.43)
Pro forma                                                         $0.37          $0.26            $0.38       $(0.45)

Diluted net income (loss) per common share:
As reported                                                       $0.36          $0.27            $0.38       $(0.43)
Pro forma                                                         $0.35          $0.26            $0.36       $(0.45)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     For the three and nine months ended September 30, 2004 and 2003, other comprehensive income (loss) was comprised of the reported net income (loss) for the period of $2.7 million and $2.8 million in 2004 and $2.0 million and $(3.0)
million in 2003, respectively.

NOTE 4 - RESTRUCTURING AND OTHER SPECIAL CHARGES

     During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the Company's operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of new relocation programs in 2003 to include the relocation of Fedco's inventory and machinery (acquired at the end of 2002) to Mexico and salaried headcount reductions made in order to lower overall operating costs.

     The remaining reserve balance at September 30, 2004 and December 31, 2003 is classified in other accrued liabilities. A summary of the reserve activity is as follows:

                                                Workforce           Facility
                                                 Related         Consolidations    Total
                                             --------------------------------------------
                                                                 (in thousands)

Balance at December 31, 2003                          $199            $23          $222
Charge to Operations                                    --             --            --
Cash Payments                                         (194)           (23)         (217)
                                             --------------  --------------  ------------
Balance at September 30, 2004                         $  5            $ 0          $  5
                                             ==============  ==============  ===========

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

                                                                               Three Months                  Nine Months
                                                                            Ended September 30,          Ended September 30,
                                                                        ---------------------------  ---------------------------
                                                                            2004          2003           2004           2003
                                                                        -------------  ------------  --------------  -----------
                                                                                  (in thousands, except per share data)

Numerator:
Net income (loss)                                                             $2,658        $1,961          $2,818      $(2,981)
Deduct preferred stock dividend                                                  (16)          (16)            (48)         (48)
                                                                        -------------  ------------  --------------  -----------
Net income (loss) attributable to common stockholders -
   basic                                                                      $2,642        $1,945          $2,770      $(3,029)
Add back preferred stock dividend                                                 16            16              48           --
                                                                        -------------  ------------  --------------  -----------
Net income (loss) attributable to common stockholders -
   diluted                                                                    $2,658        $1,961          $2,818      $(3,029)
                                                                        =============  ============  ==============  ===========
Denominator:
Weighted average common shares - basic                                         7,106         7,106           7,106        7,106
Dilutive effect of Series B preferred stock                                      100            40             139           --
Dilutive effect of stock options                                                 161            39              98           --
                                                                        -------------  ------------  --------------  -----------
Adjusted weighted average common shares and
    equivalents - diluted                                                      7,367         7,185           7,343        7,106
                                                                        =============  ============  ==============  ===========
Net income (loss) per common share:          - basic                           $0.37         $0.27          $ 0.39       $(0.43)
                                                                        =============  ============  ==============  ===========
                                             - diluted                         $0.36         $0.27          $ 0.38       $(0.43)
                                                                        =============  ============  ==============  ===========

     The weighted average basic common shares outstanding were used in the calculation of the diluted loss per common share for the nine months ended
September 30, 2003 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share for the period.

     Certain options to purchase common stock were outstanding during the three and nine months ended September 30, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because their exercise prices were greater than the average market price of common shares for the periods. The anti-dilutive options outstanding and their exercise prices are as follows:

                                             Three Months Ended September 30,                 Nine Months Ended September 30,
                                        --------------------------------------------     -------------------------------------------
                                               2004                    2003                     2004                    2003
                                        -------------------     --------------------     --------------------    -------------------

Options outstanding                           58,900                  301,000                  58,900                 301,000
Range of exercise prices                  $5.88 - $11.75          $4.72 - $11.75           $5.88 - $11.75          $4.72 - $11.75

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

                                                               Three Months                     Nine Months
                                                           Ended September 30,              Ended September 30,
                                                       -----------------------------    -----------------------------
                                                           2004           2003               2004           2003
                                                       -------------- --------------    --------------- -------------
                                                                               (in thousands)

Trade sales:
Automotive and Light Truck                                   $48,790        $48,906           $142,153      $131,224
Heavy Duty                                                    23,222         16,723             61,975        45,407

Intersegment transfers:
Automotive and Light Truck                                     1,890            993              5,242         2,713
Heavy Duty                                                      --              --                 --             --
Eliminations                                                  (1,890)          (993)            (5,242)       (2,713)
                                                       -------------- --------------    --------------- -------------
  Total net sales                                            $72,012        $65,629           $204,128      $176,631
                                                       ============== ==============    =============== =============

Operating income (loss):
Automotive and Light Truck                                    $4,456         $4,435            $ 8,442       $ 4,228
Restructuring and other special charges                         --             (302)               --           (688)
                                                       -------------- --------------    --------------- -------------
   Automotive and Light Truck total                            4,456          4,133              8,442         3,540
                                                       -------------- --------------    --------------- -------------
Heavy Duty                                                     1,454            625              2,496          (733)
Restructuring and other special charges                         --              --                 --           (572)
                                                       -------------- --------------    --------------- -------------
   Heavy Duty total                                            1,454            625              2,496        (1,305)
                                                       -------------- --------------    --------------- -------------
Corporate expenses                                            (1,601)          (917)            (4,738)       (3,505)
                                                       -------------- --------------    --------------- -------------
   Total operating income (loss)                              $4,309         $3,841            $ 6,200      $ (1,270)
                                                       ============== ==============    =============== =============

NOTE 8 - RETIREMENT AND POST-RETIREMENT PLANS

     The components of net periodic benefit costs for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                        THREE MONTHS ENDED SEPTEMBER 30
                                          -------------------------------------------------------
                                            RETIREMENT PLANS               POSTRETIREMENT PLANS
                                          -----------------------    ----------------------------
                                            2004         2003            2004           2003
                                          ----------  -----------    -------------   ------------
                                                               (in thousands)

Service cost                                  $ 181         $ 24               $2             $2
Interest cost                                   458           72                9              9
Expected return on plan assets                 (448)        (132)              --             --
Amortization of net loss                        103            4                1              1
                                          ----------  -----------    -------------   ------------
Net periodic benefit cost                     $ 294        $ (32)             $12            $12
                                          ==========  ===========    =============   ============

                                                         NINE MONTHS ENDED SEPTEMBER 30
                                          -------------------------------------------------------
                                             RETIREMENT PLANS              POSTRETIREMENT PLANS
                                          -----------------------    ----------------------------
                                            2004         2003            2004           2003
                                          ----------  -----------    -------------   ------------
                                                                 (in thousands)

Service cost                                  $ 609        $ 620               $4             $4
Interest cost                                 1,370        1,411               29             29
Expected return on plan assets               (1,567)      (1,621)              --             --
Amortization of net loss                        221          109                3              3
                                          ----------  -----------    -------------   ------------
Net periodic benefit cost                     $ 633        $ 519              $36            $36
                                          ==========  ===========    =============   ============

     Improved portfolio performance has resulted in a reduction of estimated
2004 pension contributions from $3.6 million as reported in the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 2003 to $2.6 million.

NOTE 9 - SUBSEQUENT EVENT

     On October 29, 2004, the Company announced that it had signed a letter of intent with Modine Manufacturing Company ("Modine") to merge Modine's aftermarket business, on a debt-free basis, into Transpro in an all-stock transaction. As part of the transaction, Modine will acquire Transpro's heavy duty OEM business unit for a cash price of $17 million, which proceeds will be used to reduce debt. Under the terms of the letter of intent, Modine's shareholders would hold 54% of the Company and current Transpro shareholders would own 46%. The closing is subject to the negotiation of definitive agreements, which is expected to occur during the fourth quarter of 2004, shareholder and regulatory approvals, and customary conditions. The transaction is expected to close during the first quarter of 2005. The Company has incurred costs associated with this pending transaction, including payments for legal and other advisory services, of approximately $0.7 million through September 30,
2004, which have been recorded on the balance sheet as Other Assets. When the transaction is finalized, these costs will be included in the purchase price;
however,

were the transaction not to occur, these costs would be charged to operations during the period in which that determination was made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     In a press release dated, July 27, 2004, the Company indicated that it had undertaken a review of the accounting associated with the revenue recognition impact of shipping terms to certain customers near quarters' end. The issue relates to the recognition of revenue at the time products were shipped to certain customers, who have shipping terms that require revenue to have been reported when product was received by these customers. The completed review identified $1.3 million of net sales and $0.2 million of corresponding profit that had been previously recognized when shipped in the first quarter of 2004 rather than when received by the customer in the second quarter of 2004. As a result, the Company restated its results for the three-month period ended March
31, 2004 and filed an amended Form 10-Q for the period. There is no impact on the financial results for the three-month or nine-month periods ended September
30, 2004. The Company has determined that the impact of this issue on other prior periods was not material and that no changes are required with respect to the financial statements for other prior periods.

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

     In order to evaluate market trends and changes, management utilizes a variety of economic and industry data including miles driven by vehicles, average age of vehicles, gasoline usage and pricing and automotive and light truck vehicle population data. In the heavy duty segment, the Company also utilizes Class 7 and 8 truck production data and industrial and off-highway equipment production.

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

     Operating performance in any given quarter is not necessarily indicative of performance for the full year as the Company's business is seasonal. Sales peak during the second and third quarters due to increased

demand for replacement radiator and air conditioning components in the
Automotive and Light Truck segment.

     During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the Company's operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of restructuring programs in 2003 to include the relocation of Fedco's inventory and machinery (acquired at the end of 2002) to Mexico and salaried headcount reductions made in order to lower overall operating costs. Management believes that benefits from these initiatives are serving as a foundation for improvements in 2004.

     On October 29, 2004, the Company announced that it had signed a letter of intent with Modine Manufacturing Company ("Modine") to merge Modine's aftermarket business, on a debt-free basis, into Transpro in an all-stock transaction. As part of the transaction, Modine will acquire Transpro's heavy duty OEM business unit for a cash price of $17 million, which proceeds will be used to reduce debt. Under the terms of the letter of intent, Modine's shareholders would hold 54% of the Company and current Transpro shareholders would own 46%. The closing is subject to the negotiation of definitive agreements, which is expected to occur during the fourth quarter of 2004, shareholder and regulatory approvals, and customary conditions. The transaction is expected to close during the first quarter of 2005.

OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 2004 VERSUS QUARTER ENDED SEPTEMBER 30, 2003

     Sales for the third quarter of 2004 of $72.0 million were $6.4 million or
9.7% above the third quarter of 2003. The Automotive and Light Truck segment had sales of $48.8 million, which were flat with the $48.9 million reported in the third quarter of 2003. Heat exchange product sales increased 0.9%, while temperature control product sales were 9.3% below the prior year period. While new customer agreements added to revenues in this segment in the quarter, this was offset by continued softness in the temperature control market, as well as the continued inventory rebalancing within our customer base. In addition, we believe that sales were also impacted by rising fuel costs, which affect consumers' decisions regarding discretionary automotive spending, and competitive pricing pressure. Unfavorable weather conditions also impacted temperature control sales during the period. Heavy Duty segment sales in the third quarter of 2004 were $23.2 million, $6.5 million or 38.9% above the prior year period. Sales in the Heavy Duty OEM Unit were up 75.3% reflecting increased product demand from our OEM customers due to rising Class 7 and 8 truck sales, and incremental revenues from new business announced subsequent to the third quarter of 2003. Heavy Duty Aftermarket Unit sales were 5.5% above the third quarter of 2003 due to the impact of new product lines recently introduced into the marketplace, pricing actions and an increase in unit volume caused by the positive effects of an improving economy in the markets served by this business unit.

     Gross margin, as a percentage of net sales, was 21.0% versus 20.1% in the third quarter of 2003. The improvement reflects higher sales, higher levels of productivity, and the benefits of cost savings initiatives executed by the
Company over the past three years. These favorable items more than offset the impacts of rising commodity costs impacting all segments and increased competitive pricing pressures impacting the Automotive and Light Truck segment.

     Selling, general and administrative expenses increased as a percentage of net sales to 15.1% from 13.8% in the third quarter of 2003. The increase in expenses primarily reflects the level of costs necessary to

support the current quarter's higher sales levels, as well as increased freight costs and higher accruals for incentive-related expenses than in the year ago period. These costs offset the impacts of the Company's cost reduction programs.
During the third quarter of 2003, the Company lowered incentive and other accruals to reflect business conditions at that time.

     Restructuring costs in the third quarter of 2003 of $0.3 million were associated with accrued severance due to headcount reductions taken during the quarter and costs related to the integration of the Fedco copper/brass heater core production into our existing Mexico facility. The Company's restructuring program was completed during 2003, and only cash flow impacts are being incurred in 2004.

     Interest expense was $0.5 million above last year's levels as the impact of lower average debt levels was offset by rising interest rates and discounting charges associated with the Company's participation in several customer sponsored vendor payment programs which are administered by financial institutions. Average rates on our revolving credit facility were 4.33% for the third quarter of 2004 versus 4.0% for the same period in 2003, while average borrowing levels for the quarter were $52.7 million in 2004 compared with $56.8 million a year ago.

     The effective tax rates in 2004 and 2003 primarily reflect only a foreign provision, as the reversal of the Company's deferred tax valuation allowances will offset a majority of the state and any federal income tax provisions.
During the third quarter of 2003, the Company recorded an additional $0.6 million of refundable income taxes as a result of filing its 2002 Federal Income
Tax Return.

     The net income for the third quarter was $2.7 million or $0.37 per basic and $0.36 per diluted share in 2004 versus net income of $2.0 million or $0.27 per basic and diluted share in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS SEPTEMBER 30, 2003

     For the nine months ended September 30, 2004, net sales of $204.1 million were 15.6% above a year ago. Automotive and Light Truck Group sales were up 8.3%
as the gains in the heat exchange unit resulting from product line expansions by several major retail customers, the full integration of the Fedco acquisition and increased customer demand offset growing competitive pricing pressure and lower temperature control unit sales caused by changes in customer buying habits, higher levels of customer inventories going into the year and wet and cool weather conditions. These temperature control volume declines more than offset the impact of new customers added since September of last year. Heavy
Duty Group sales were 36.5% above 2003 reflecting Heavy Duty OEM customer additions, and increased sales of class 7 and 8 trucks. In addition, Heavy Duty
Aftermarket sales have benefited from new product programs, pricing actions and improved economic conditions resulting in stable product demand as compared to marketplace declines experienced during the past several years.

     Gross margins, as a percentage of net sales, for the first nine months of
2004 were 18.7% compared with 16.6% a year ago. The improvement in 2004 reflects lower product costs due to higher production levels, improved efficiency and the impact of cost reduction programs implemented during the past three years. These offset the impacts of rising commodity costs affecting all segments and competitive pricing pressures impacting the Automotive and Light Truck segment.
In the first nine months of 2003, margins were adversely impacted by production cutbacks instituted in the Automotive and Light Truck Group in the fourth quarter of 2002. These cutbacks resulted in higher actual inventory costs at the end of 2002, which translated into lower gross margins in 2003 as the product was sold. Margins last year were also adversely impacted by start-up problems with our aluminum tube mill and other manufacturing issues. These items, which did not reoccur in 2004, offset the favorable impacts of the Company's cost savings initiative programs.

     Selling, general and administrative expenses for the nine months ended
September 30, 2004 increased by $2.5 million to 15.6% of sales compared to 16.7%
of sales a year ago. The dollar increase reflects higher expense levels attributable to increased sales for the period as well as increased incentive compensation accruals reflecting the year over year improvement in operating results. The reduction as a percentage of sales reflects the Company's cost reduction activities over the past three years.

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

     Interest costs were $0.3 million above last year for the first nine months of 2004, as the impact of lower average debt levels was more than offset by increased discounting charges from the Company's expanded participation in vendor sponsored payment programs. Average interest rates on our revolving credit facility were 4.11% for the first nine months of 2004 compared to 4.17%
in 2003, while average debt levels were $51.6 million vs. $58.6 million in 2003.

     The effective tax rate in both 2004 and 2003 reflects only a state and foreign provision, as the reversal of the deferred tax valuation allowance will offset any federal tax provision. The 2003 provision also includes a benefit of
$1.3 million for refundable income taxes recorded in the second and third quarters, as a result of filing the Company's 2002 Federal Income Tax return.

     Net income for the first nine months of 2004 was $2.8 million or $0.39 per basic and $0.38 per diluted share, while the net loss for the first nine months of 2003 was $3.0 million or $0.43 per basic and diluted share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities was $11.3 million in the first nine months of 2004. Accounts receivable levels increased by $2.8 million reflecting the impact of higher sales levels. This increase was offset in part as the
Company continued to accelerate the collection of customer receivables utilizing cost effective customer-sponsored vendor programs administered by financial institutions. This accelerated collection method is being utilized in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers. Inventory levels grew $5.2 million reflecting the start-up of new customer programs and increases related to our higher sales levels. The
Company will remain focused on managing inventory levels to match marketplace demand throughout the remainder of 2004 particularly in our Automotive and Light
Truck Temperature Control product lines. Accounts payable rose by $8.1 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles. Accrued liabilities have risen as a result of the increase in sales and the improved operating profitability. During the first nine months of
2003, operations generated $4.4 million of cash. Accounts receivable in 2003 declined by $4.2 million as the Company commenced its participation in a customer-sponsored vendor payment program designed to accelerate the collection of receivables. Inventories rose by $7.3 million in 2003 due to soft market conditions, which included a shorter than normal peak selling season for heat exchange and air conditioning products. Accounts payable rose by $7.7 million in
2003, as a result of the growth in inventory levels, as well as our efforts to balance payables with the ongoing shift in customer receivable mix towards longer payment cycles.

     The $3.7 million of capital spending during the first nine months of 2004 was primarily in the Automotive and Light Truck Heat Exchange and Heavy Duty OEM
business units. This reflected expenditures for new product introductions, cost reductions and computer upgrades. The Company expects that capital expenditures for the year will be between $5.5 million and $6.5 million.

     During the third quarter of 2004, in a non-cash transaction, the Company sold $1.6 million of inventory and fixed assets, associated with its condenser product line, at its net book value, to a vendor in return for a reduction in the Company's accounts payable to that vendor and a 24-month supply agreement commencing on January 1, 2005.

     In May 2003, the Company completed the sale of its Gando Drive facility in
New Haven, Connecticut and entered into a lease of its currently occupied space.
As a result, the Company repaid the $5.0 million Industrial Revenue Bond on the facility, created greater availability of funds under its credit agreement and eliminated an underutilized asset.

     Total debt at September 30, 2004 was $44.0 million, compared to $50.9 million at the end of 2003 and $53.6 million at September 30, 2003. The reduction from year-end reflects the utilization of cash generated by operating activities. At September 30, 2004 the Company had $10.9 million available for future borrowings under its Loan Agreement.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on the foregoing, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     Subsequent to the end of the second quarter of 2004 in conjunction with the preparation of the financial statements for that period, the Company implemented process and control improvements to insure that revenue is recognized in the proper periods. Specifically, these procedures included a review of all customer contracts in place and the implementation of a policy requiring sign-off by a senior financial officer if any new customer contract is entered into or existing customer contract is revised to contain shipping terms other than "FOB
Shipping Point." There have been no other changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect the
Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

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

                                                   TRANSPRO, INC.
                                                   (Registrant)

Date:  November 11, 2004       By:   /s/ Charles E. Johnson
                                     -------------------------------------------
                                     Charles E. Johnson
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 11, 2004       By:   /s/ Richard A. Wisot
                                     -------------------------------------------
                                     Richard A. Wisot
                                     Vice President, Treasurer, Secretary,
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

