Form 10-K
period 2004-12-31
TRANSPRO INC
filed 2005-03-30
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION
REPORTS PURSUANT TO SECTIONS
13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 1-13894

TRANSPRO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	34-1807383
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 Gando Drive, New Haven, Connecticut 06513 (Address of principal executive offices, including zip code)
(203) 401-6450 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	American Stock Exchange

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2004 was $38,783,036. On March 1, 2005, there were 7,106,023 outstanding shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Exhibit Index is on pages 66 through 67 of this report.

TRANSPRO, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.    BUSINESS

Transpro, Inc. (the "Company") designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, prior to the sale of its Heavy Duty OEM business, described below, the Company designed, manufactured and distributed radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for original equipment manufacturers ("OEMs") of heavy trucks and industrial and off-highway equipment and the heavy duty heat exchanger aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

On March 1, 2005, the Company sold its Heavy Duty OEM business to Modine Manufacturing Company ("Modine") for $17 million in cash in conjunction with the merger of the aftermarket business of Modine into Transpro. These transactions are described in Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. As a result of the sale, the Company is now solely a supplier of heating and cooling components and systems to the automotive and heavy duty aftermarkets.

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

In 1995, Allen contributed all of the assets and liabilities of G&O and its specialty fabricated metal products business along with its interest in GDI, to the Company. Immediately thereafter, Allen caused GDI to redeem Handy & Harman's ownership interest in GDI. On September 29, 1995, Allen spun off the Company to Allen's stockholders. The Company added replacement automotive air conditioning condensers to its aftermarket product line with the acquisition of substantially all of the assets, and the assumption of certain liabilities, of Rahn Industries effective August 1996. The Company added other replacement automotive air conditioning parts to its aftermarket product line with the acquisition of the outstanding stock of Evap, Inc., which subsequently became Ready-Aire, in a purchase transaction effective August 1, 1998. The Company added re-manufactured automotive air conditioning compressors to its aftermarket product line with the acquisition of the outstanding stock of A/C Plus, Inc. in a purchase transaction effective February 1, 1999, which became part of Ready-Aire.

In 1999, the Company decided to concentrate its efforts on its heating and cooling systems business. As a result, effective May 5, 2000, the Company sold substantially all of the assets and liabilities of its Crown Specialty Metal Fabrication business to Leggett & Platt, Incorporated.

Management has looked to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On December 27, 2002, the Company acquired certain assets of Fedco Automotive Components Company ("Fedco"), based in Buffalo, New York, a wholly owned subsidiary of Tomkins PLC. This acquisition strengthened the Company's position in the complete heater market and provided the Company with a new major customer relationship, the capability to produce aluminum heaters in-house and the ability to maximize the benefits generated by its in-house production of copper/brass heater cores at its Mexico plant.

On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholder approval, providing for the merger of the aftermarket business of Modine into Transpro (the "Merger") and Modine's acquisition of Transpro's Heavy Duty OEM business unit for $17 million in cash. The parties had announced a letter of intent for the transactions on October 26, 2004. The transactions are expected to result in the Company having consolidated annual sales of over $400 million and will add manufacturing and distribution locations in the U.S., Europe and Mexico. In addition, the Company will now be focused solely on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17 million in cash. The Merger is subject to the approval of Transpro's stockholders and certain other closing conditions. A summary of these transactions is contained in Note 18 of the Notes to Consolidated Financial Statements contained in this Report.

Current Structure

The Company is organized into two strategic business groups ("SBG") based on the type of customer served — Automotive and Light Truck and Heavy Duty. The Automotive and Light Truck SBG is comprised of a heat exchanger unit and a temperature control unit. The Heavy Duty SBG consisted of both an OEM and aftermarket unit prior to the sale of Transpro's Heavy Duty OEM business unit. In conjunction with its internal reorganization in 2002, the Company also commenced a program to de-emphasize the use of the former business names (GDI, G&O, EVAP and AC Plus) and have all product names, including the well-known trade names Ready-Rad® Radiators, Ready-Aire® Heater Core and Air Conditioning Condensers, Ready-Aire® Temperature Control Products, Ready-Core® Radiator Cores, Ultra-Fused® Radiators and Ultra-Seal® Charge Air Coolers, associated with Transpro, Inc.

Markets

The automotive and heavy truck parts industries target two distinct markets, the aftermarket and the OEM market. The products and services used to maintain and repair automobiles, vans, light trucks and heavy trucks, as well as accessories not supplied with such vehicles when manufactured, form the respective automotive and heavy truck aftermarkets. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans and light trucks forms the automotive OEM market and the manufacture of individual components for use in the original equipment manufacturing process of heavy trucks and other heavy equipment forms the heavy duty OEM market. Following the sale of Transpro's Heavy Duty OEM business unit, the Company sells its products and services solely to the automotive and heavy duty aftermarkets.

Principal Products and Services

The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers and other specialty heat exchangers for the heavy truck and industrial product aftermarket. A description of the particular products manufactured and the services performed by the Company in each of its market segments is set forth below.

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

The purpose of a radiator is to cool the engine. A radiator acts as a heat exchanger, removing heat from engine coolant as it passes through the radiator. The construction of a radiator usually consists of: the radiator core, which consists of coolant-carrying tubes and a large cooling area made up of metal fins, a receiving (inlet) tank, a dispensing (outlet) tank and side columns. In operation, coolant is pumped from the engine to the inlet tank where it spreads through the tubes. As the engine coolant passes through the tubes, it loses its heat to the air stream through the fins connected to the tubes. After passing through the tubes, the reduced temperature coolant enters the outlet tank and is then re-circulated through the engine.

Complete Radiators.    The Company's lines of complete radiators are produced for automobile and light and heavy truck applications and consist of more than 930 models, which are able to service approximately 95% of the automobiles and light trucks in the United States. The Company has established itself as an industry leader with its well-recognized line of Ready-Rad® radiators. The Ready Rad® Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels. During 2001, the Company acquired the capability to produce aluminum radiator cores in-house, which capability it has since expanded.

The Company also sells its Ready Rad® Heatbuster ("Heatbuster") line of complete radiators. This line of replacement radiators is specially designed to provide approximately 20% more cooling capability than a standard radiator. The Heatbuster line is an ideal replacement radiator for vehicles used for towing, hauling, plowing or off-highway purposes, and as a result, it has been particularly popular in the growing light truck and SUV segments of the automotive fleet.

Radiator Cores.    A radiator core is the largest and most expensive component of a complete radiator. The Company's Ready-Core® line consists of 2,500 models of radiator cores for automobiles and light trucks. Given the wide range of cores required by today's automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours and provide same day or next day service to virtually the entire United States using its nine strategically positioned regional manufacturing plants and distribution locations.

Heater Cores.    The Company produces more than 450 different heater core models for domestic and foreign cars and light trucks, which cover the requirements of more than 95% of the automobiles and light trucks on the road today. A heater core is part of a vehicle's heater system through which heated coolant from the engine cooling system flows. The warm air generated as the liquid flows through the heater core is then propelled into the vehicle's passenger compartment by a fan.

The Company's Ready-Aire® line of heater cores is recognized as an industry leader and its models utilize both cellular and tubular technology. The Company introduced its tubular CT Ready-Aire® line of heater cores in 1988.

With the acquisition of Fedco, the Company added in-house aluminum heater core manufacturing capability in Buffalo, New York, which allowed the Company to consolidate and expand its existing copper/brass manufacturing capability at its Nuevo Laredo, Mexico plant. This integration process was completed by mid-2003 and resulted in the creation of "Centers of Excellence" for heater production in both Buffalo and Mexico.

Air Conditioning Compressors.    The Company distributes more than 1,200 models of new and re-manufactured air conditioning compressors for domestic and import applications in the automotive and light truck aftermarkets. The compressor is designed to compress low-pressure vapor refrigerant, which is drawn from the evaporator into a high-pressure gas, and then pumped to the condenser.

Air Conditioning Condensers.    Air conditioning condensers are a component of a vehicle's air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. More than 425 condenser part numbers are currently cataloged and distributed under the Ready-Aire® brand.

Air Conditioning Accumulators.    The Company offers over 590 accumulator/drier models. Accumulators act as a reservoir that prevents liquid refrigerant from reaching the compressor. The accumulator uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants.

Air Conditioning Evaporators.    The Company offers over 550 evaporator models. Automotive air conditioning evaporators are designed to remove heat from the passenger compartment. The core is generally located under the dashboard or adjacent to the firewall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways and forcing warm air from the passenger compartment over the core. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated.

Air Conditioning Parts and Supplies.    The Company sells an extensive line of other air conditioning parts and supplies. These other component parts include hose and tube assemblies, blowers and fan clutches.

Heavy Duty Products

The Company designs, manufactures and markets radiators, radiator cores, charge air coolers, charge air cooler cores and engine cooling systems to customers in the heavy duty aftermarket. All products are custom designed and produced to support a variety of unique engine cooling configurations for heavy-duty trucks, buses, specialty equipment and industrial applications such as construction and military vehicles and stationary power generation equipment.

Complete Radiators.    The Company custom designs, manufactures and sells a wide range of heavy duty radiator models to meet customer specifications. Certain of the Company's radiators are sold under the widely-recognized Ultra-Fused® brand name, utilizing welded tube-to-header core construction and are expressly engineered to meet customer specifications and withstand a variety of demanding customer applications. In 2004, the Company introduced a line of tractor radiators which are designed to meet the needs of customers marketing to the agricultural/farm market. The line has over 40 models and covers popular tractor models.

Radiator Cores.    Heavy truck and industrial radiator cores are constructed of extremely durable components in order to meet the demands of the heavy duty commercial marketplace. The Company offers approximately 7,100 models of heavy duty radiator cores to serve many different needs in a variety of markets. In addition, the Company produces "special order" radiator cores upon request from customers. A heavy truck or industrial radiator core is normally much larger than an automotive core and typically sells for three to four times the price of an automotive core. Production of heavy duty replacement radiator cores occurs at the Company's nine regional plants.

Charge Air Coolers and Cores.    The Company offers its heavy duty customers a wide range of custom-designed charge air cooler models. A charge air cooler is a heat exchanger that is used to lower the temperature of air from a turbocharger that will be used in the engine combustion process, thus improving engine operating efficiency and lowering emissions. The Company believes that the demand for charge air coolers will continue to increase as the Company's customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. The Company has received four U.S. patents and numerous foreign patents relating to its proprietary Ultra-Seal® grommeted charge air cooler. This product offers significant improvements in performance and exceeds current industry guidelines for durability.

Financial Information About Industry Segments, Export Sales and Domestic and Foreign Operations

The Company operates in two business segments in line with its Strategic Business Groups — Automotive and Light Truck and Heavy Duty. Applicable segment information appears in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. Export sales from North America and sales to any one foreign country were below 10% of net trade sales in the years ended December 31, 2004, 2003 and 2002.

Customers

The Company sells its products and services to a wide variety and large number of industrial and other commercial customers. The Company sells its automotive and light truck products to national retailers of aftermarket automotive products (such as AutoZone, Advance Auto Parts, Pep Boys, CSK and O'Reilly), warehouse distributors, radiator shops, hard parts jobbers (including Carquest, Aftermarket AutoParts Alliance and NAPA, the Automotive Parts Group of Genuine Parts Company) and other manufacturers. The Company also supplies heavy-duty heat transfer systems to the heavy truck and industrial equipment aftermarkets.

The Company's largest customer during 2004, 2003 and 2002 was AutoZone. AutoZone accounted for approximately 20%, 20% and 21% of net sales for 2004, 2003 and 2002, respectively. In addition, Advance Auto Parts accounted for approximately 14%, 12% and 6% of net sales for 2004, 2003 and 2002 respectively. Paccar accounted for approximately 11% of net sales in 2004 compared to 6% and 7% in 2003 and 2002. No other customer individually represented more than 10% of net trade sales in any of the years reported. The loss of one of the major automotive and light truck aftermarket customers indicated above could have a material adverse effect on the Company's results of operations.

As a result of the sale of the Heavy Duty OEM business on March 1, 2005, described in Note 18 of the Notes to Consolidated Financial Statements contained in this Report, Paccar is no longer a customer of the Company.

Sales and Marketing

The Company maintains an in-house sales and marketing department for its aftermarket groups. By focusing its sales effort at the customer level, the Company enables its sales staff to develop a thorough understanding of technical and production capabilities and the overall market in which each customer operates. The Company has approximately 170 individuals involved in sales and marketing efforts. The Company also utilizes independent manufacturers' sales representatives to aid in its outside sales efforts in the aftermarket channels.

Competition

The Company faces significant competition within each of the markets in which it operates. In its Automotive and Light Truck product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, such as Modine, Visteon, internal operations of the OEMs, offshore suppliers and, to a lesser extent, local and regional manufacturers. The Company's primary competition in the air conditioning replacement parts business includes Four Seasons, a division of Standard Motor Products, Visteon, Jordan Industries, offshore suppliers and numerous regional operators. The Company's principal methods of competition include product design, performance, price, customer service, warranty, product availability and timely delivery.

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

Raw Materials and Suppliers

The principal raw materials used by the Company in its Automotive and Light Truck and Heavy Duty product lines are copper, brass and aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 100% of its copper and brass requirements in 2004, 2003 and 2002. The Company sourced most of its aluminum needs from Alcoa Inc. during 2004, 2003 and 2002. The Company has not experienced any significant supply problems for these commodities and does not anticipate any significant supply problems in the foreseeable future.

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

Backlog

Prior to the sale of Transpro's Heavy Duty OEM business unit, backlog consisted primarily of product orders for Heavy Duty OEM products for which a customer purchase order has been received and is scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels. Backlog was approximately $5.2 million at December 31, 2004, as compared to $4.1 million at December 31, 2003. The Automotive and Light Truck SBG typically operates on a short lead time order basis. As such, backlog is not indicative of future overall sales levels.

Seasonality

The Company experiences stronger second and third quarters and weaker first and fourth quarters due to the sales volumes of the Automotive and Light Truck SBG and the Heavy Duty aftermarket unit. Higher sales are reported during the spring and summer months, as the demand for replacement radiators and air conditioning parts and supplies increases, while lower sales levels are reported during the fall and winter months when only the heater core product line is in significant demand. Historically, the Heavy Duty SBG experienced a decrease in revenues and operating income during the fourth quarter as results were affected by scheduled customer plant shutdowns for the holiday season. The acquisition of Fedco's heater core business in 2002 provided additional sales which are counter seasonal to the Company's historic business performance.

Research and Development

Research and development expenses, which were primarily within our Heavy Duty SBG, were approximately $0.6 million, $0.5 million, and $0.4 million, in 2004, 2003 and 2002, respectively. As a result of the sale of Transpro's Heavy Duty OEM business unit, research and development expenses will be significantly lower.

Employees

At December 31, 2004, the Company had 1,545 employees. Of these employees, 795 were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Of the Company's unionized employees, 64% are employed at the Company's Mexico plant and are represented by a local Mexican labor union. The Company has successfully re-negotiated collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future. As a result of the sale of Transpro's Heavy Duty OEM business unit, on March 1, 2005, the number of employees was reduced by 237.

Environmental Matters

As is the case with manufacturers of similar products, the Company uses certain hazardous substances in its operations, including certain solvents, lubricants, acids, paints and lead, and is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company announced that it had signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly owned subsidiary of the Company over 20 years ago. The Company believes there will not be a material adverse impact to its financial results due to the investigation and cleanup activities. The Company also believes it is reasonably possible that environmental related liabilities might exist with respect to other industrial sites formerly owned or occupied by the Company. Based upon information currently available, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operation or liquidity of the Company.

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

ITEM 2.    PROPERTIES

The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through the following principal facilities:

Location	Approximate Square Footage	Owned/ Leased	Product Line	Lease Expiration
Southaven, Mississippi(2)	520,000	Leased	Distribution and warehouse for heat exchange products	2009
Arlington, Texas	175,000	Leased	Manufacture of remanufactured air conditioning compressors, air conditioning parts and supplies	2012
Nuevo Laredo, Mexico	158,000	Leased	Manufacture of heat exchange products	2005
Jackson, Mississippi(3)	135,900	Owned	Manufacture of heavy duty heat exchange products	—
Buffalo, New York	95,000	Leased	Manufacture of heat exchange products	2004
New Haven, Connecticut(1)	74,000	Leased	Corporate headquarters, manufacture of tubes for aftermarket and original equipment radiators, test facility	2009
Laredo, Texas	60,000	Leased	Warehouse of heat exchange products, manufacture of tubes for aftermarket radiators	2009
Dallas, Texas	50,100	Leased	Manufacture of heavy duty heat exchange products	2006

(1)	On May 1, 2003, the Company completed the sale of its headquarters facility. In conjunction with the sale, the Company entered into a six-year lease for the office, test lab and tube mill space, which it currently occupies.

(2)	During the first quarter of 2005, the Company decided to relocate its 234,200 square foot Memphis, Tennessee distribution center into a new 520,000 square foot facility located in Southaven, Mississippi. The lease for the Memphis facility will be terminated without any termination costs. The new facility will be operated under a five-year agreement with UPS Supply Chain Solutions, Inc.

(3)	The Heavy Duty OEM business, which includes the Jackson, Mississippi facility, was sold on March 1, 2005. See Note 18 of the Notes to Consolidated Financial Statements contained in this Report.

The Company believes its property and equipment are in good condition and suitable for its needs. The Company has sufficient capacity to increase production with respect to its replacement radiator product lines and its air conditioning replacement parts business. In its Automotive and Light Truck SBG, the Company maintains a nationwide network of thirty eight branch locations, which generally enables the Company to provide its customers with same day delivery service. In the Heavy Duty SBG, the aftermarket is also served through nine regional manufacturing plants. All of these branch and plant facilities are leased and vary in size from 6,000 square feet to 20,000 square feet. Information about long-term lease commitments appears in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims.

Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the "Purchase Agreement"), the Company acquired from Paul S. Wilhide ("Wilhide") all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company's Series B Convertible Redeemable Preferred Stock (the "Convertible Shares"), and the potential for an "earn-out" payment to Wilhide based on a calculation relating to EVAP's performance during the years 1999 and 2000. There is presently a dispute between the Company and

Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out may be payable to Wilhide in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. While the arbitration schedule has not been finalized, it is anticipated that the arbitration hearing will occur and a decision will be rendered during 2005. The Company intends to vigorously defend this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's consolidated financial position, future operations or cash flows in a particular period. The ultimate outcome at this time, however, is unknown, and any potential loss cannot be estimated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

Executive Officers of the Registrant:

Name	Age	Served as Officer Since	Position or Office with the Company & Business Experience During Past Five-Year Period
Charles E. Johnson	59	March 2001	President, Chief Executive Officer and Director of Transpro, Inc., since 2001; Chief Executive Officer of Canadian General-Tower, Ltd., 1997 through 2001 and, from 1996 President and Director; President and Chief Operating Officer of Equion Corporation, 1993 through 1996.
Jeffrey L. Jackson	57	August 1995	Vice President, Human Resources and Process of Transpro, Inc., since July 2001; Vice President, Human Resources of Transpro, Inc., 1995 to July 2001.
Richard A. Wisot	59	June 2001	Vice President, Treasurer, Secretary and Chief Financial Officer of Transpro, Inc. since 2001; Vice President, Treasurer and Chief Financial Officer of Ecoair Corp., 1997 through 2001; Vice President, Controller, Chief Accounting Officer of Echlin Inc., 1990 through 1996.
David J. Albert	57	June 2001	Executive Vice President, Operations, of Transpro, Inc., effective March, 2005; Vice President, Operations of Transpro, Inc., 2001 to March 2005; President and Chief Executive Officer of Hayden Industrial Products from 1996 through 2000.
Kenneth T. Flynn, Jr.	55	September 2001	Vice President and Corporate Controller of Transpro, Inc. since 2001; Consultant, 1999 through 2000; Vice President and Corporate Controller of Echlin Inc., 1997 through 1999; Assistant Corporate Controller of Echlin Inc., 1985 through 1997.

All officers are elected by the Board of Directors.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange. The number of beneficial holders of the Company's common stock as of the close of business on March 1, 2005, was approximately 2,400. Information regarding per share market prices for the Company's common stock is shown below for 2004 and 2003. Market prices are the daily high and low sales prices quoted on the American Stock Exchange (AMEX) and prior to October 13, 2003 on the New York Stock Exchange ("NYSE"). The Company's common stock was approved for listing on the AMEX effective Monday, October 13, 2003. The Company discontinued trading its common stock on the NYSE at the close of the market on Friday, October 10, 2003. The Company's decision to list on the AMEX was taken to address its non-compliance with the NYSE's market capitalization and stockholders' equity requirements.

	Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$5.15	$7.00	$6.06	$6.75
Low	$3.90	$4.82	$4.79	$5.00

	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$6.20	$5.25	$4.65	$4.69
Low	$4.10	$3.25	$3.51	$3.26

The Company discontinued its quarterly common stock cash dividend in September 2000. Under the provisions of the Loan and Security Agreement with Congress Financial Corporation (New England) entered into on January 4, 2001, the Company is prohibited from paying common stock dividends.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share data)
Statement of operations data:(1)
Net sales	$268,143	$228,704	$230,565	$203,312	$203,320
Gross margin(2)	52,591	37,667	46,250	27,401	28,404
Restructuring and other special charges	—	1,490	1,334	3,632	1,407
Income (loss) from continuing operations before cumulative effect of accounting change	5,178	(4,536)	6,659	(20,838)	(9,234)
Cumulative effect of accounting change, net of tax	—	—	(4,671)	—	—
Income from discontinued operation, net of tax	—	—	—	—	440
Gain on sale of discontinued operation, net of tax	—	—	—	—	6,002
Net income (loss)	5,178	(4,536)	1,988	(20,838)	(2,792)

Basic income (loss) per common share:
Continuing operations	$0.72	$(0.65)	$0.94	$(3.17)	$(1.43)
Cumulative effect of accounting change	—	—	(0.67)	—	—
Discontinued operation	—	—	—	—	0.07
Gain on sale of discontinued operation	—	—	—	—	0.91

Diluted income (loss) per common share(3):
Continuing operations	$0.69	$(0.65)	$0.94	$(3.17)	$(1.43)
Cumulative effect of accounting change	—	—	(0.66)	—	—
Discontinued operation	—	—	—	—	0.07
Gain on sale of discontinued operation	—	—	—	—	0.91

Cash dividends per common share	—	—	—	—	0.10

Balance sheet data(4):
Working capital(5)	$25,358	$23,028	$32,807	$31,505	$44,742
Total assets	150,110	157,178	160,966	129,683	156,967
Long-term debt	120	1,306	7,267	7,998	5,234
Total debt	44,024	50,944	59,596	37,663	45,323
Stockholders' equity	46,835	43,620	48,238	48,965	71,477

(1)	Certain prior period amounts have been reclassified to conform with the current year presentation.

(2)	Gross margin includes $0.5 million and $0.9 million of restructuring charges in 2002 and 2001, respectively.

(3)	During 2003, 2001 and 2000, the weighted average number of shares of common stock outstanding used for basic earnings per share was also used in computing diluted earnings per share due to the anti-dilutive impact of common share equivalents on the loss per common share.

(4)	As of the end of each period.

(5)	Working capital represents the excess of current assets over current liabilities. Borrowings under the Revolving Credit facility are reflected as current liabilities.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, prior to the sale of its Heavy Duty OEM business unit, which is discussed in Note 18 of the Notes to Consolidated Financial Statements contained in this Report, the Company designed, manufactured and distributed radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for original equipment manufacturers ("OEMs") of heavy trucks and industrial and off-highway equipment and the heavy duty heat exchanger aftermarket. Subsequent to the Heavy Duty OEM sale, the Company serves only the heavy duty aftermarket.

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

On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders' approval, providing for the merger of the aftermarket business of Modine into Transpro and Modine's acquisition of Transpro's Heavy Duty OEM business unit for $17 million in cash. The transaction will likely increase the Company's consolidated annual sales to over $400 million and add manufacturing and distribution locations in the U.S., Europe and Mexico. In addition, the Company will now be focused solely on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. A summary of the transactions is contained in Note 18 of the Notes to Consolidated Financial Statements contained in this Report. The Company completed the sale of its Heavy Duty OEM Business to Modine on March 1, 2005. The merger of Modine's aftermarket business into Transpro, which is expected to be completed in the second quarter of 2005, is subject to Transpro stockholder approval and certain other closing conditions. In future reports, operating results of the Heavy Duty OEM business unit for periods prior to the sale will be shown as a discontinued operation.

During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the Company's operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of new restructuring programs in 2003 to include the relocation of Fedco's inventory and machinery (acquired at the end of 2002) to Mexico and salaried headcount reductions made in order to lower overall operating costs. Total restructuring and other special charges, including amounts charged to cost of sales, of $1.5 million and $1.8 million were recorded during 2003 and 2002, respectively. Management believes that beginning in 2004 it experienced the benefits of these improvements as noted in the comparison of operating results for the year ended December 31, 2004 as compared to 2003 below.

Results of Operations

Comparison of Year Ended December 31, 2004 to 2003

Net sales for the year ended December 31, 2004 increased 17.2% or $39.4 million to $268.1 million as compared to $228.7 million in 2003. Automotive and Light Truck SBG sales increased 10.4% to $185.3 million from $167.9 million in 2003. Heat Exchanger product sales were 11.4% above 2003 resulting from product line expansions by several major retail customers, the addition of new customers and increased customer demand. These impacts were partially offset by growing competitive pricing pressures which caused the Company to decrease average selling prices and precluded the Company from passing on to customers the impacts of rising commodity costs. It is expected that these pricing pressures will continue during 2005. While miles driven have increased slightly year over year, they continue to be pressured by rising fuel costs. The Company's potential market continues to grow, however, as the number of older cars requiring heat exchanger product replacement increases and the number of light trucks and SUV's being sold grows. Temperature Control product sales were 2.7% above 2003 levels due to the impact of new customer additions. These impacts were offset by unit volume declines caused by changes in customer buying habits, higher levels of customer inventories going into the year and wet and cool weather conditions. These new customer additions in 2005 will, however, provide the Company with a stronger customer base should market conditions improve. Heavy Duty SBG sales of $82.8 million were 36.3% or $22.0 million above 2003 levels. Heavy Duty OEM sales grew 66.6% reflecting the ongoing strength within the Class 7 and 8 truck markets, resulting in increased demand from our customers combined with new product introductions. Heavy Duty Aftermarket sales grew by 7% as a result of new product programs, pricing actions and improved economic conditions which generated stable product demand as compared to marketplace declines experienced during the past several years. Heavy Duty aftermarket volume is dependent on economic conditions impacting the marketplaces which it serves.

Gross margin, as a percentage of sales, was 19.6% in 2004 compared to 16.5% in 2003. The 2004 improvement reflects lower product costs due to higher production levels, improved efficiency and the impact of cost reduction programs implemented during the past three years. These cost reduction programs included the relocation of all copper/brass heater production to Mexico, improvements to aluminum heater production, sourcing of product from lower cost offshore suppliers, conversion of products to aluminum from copper/brass and improvements of production efficiency. These actions offset the impacts of rising commodity costs affecting all segments and the competitive pricing pressures impacting the Automotive and Light Truck segment. It is expected that commodity costs will remain at current levels during 2005 and that the Company will be unable to pass along these higher costs to its customer base. As a result, the Company will remain focused on cost reduction actions in order to offset these adverse conditions to the extent possible. In 2003, margins were adversely impacted by production cutbacks instituted in the Automotive and Light Truck Group in the fourth quarter of 2002. These cutbacks resulted in higher actual inventory costs at the end of 2002, which translated into lower gross margins in 2003 as the product was sold. Margins last year were also adversely impacted by start-up problems with the Company's new aluminum tube mill and other manufacturing issues. These items did not recur in 2004.

Selling, general and administrative expenses in 2004 increased by 12.7% to $43.0 million when compared to 2003; however, expenses declined as a percentage of sales to 16.0% compared to 16.7% in 2003. The higher expense level is attributable to increased sales related expenses caused by the year-over-year sales improvement, higher freight costs reflecting rising fuel costs and increased incentive compensation accruals attributable to the year-over-year improvement in operating results. The lower expense, as a percentage of sales, reflects the Company's cost reduction efforts over the past three years to lower branch and administrative spending relative to sales, and improve operating efficiencies. It is expected that the Company will continue to benefit from these and future cost reduction activities.

Restructuring and other special charges of $1.5 million in 2003 represented costs associated with the closure of two regional Heavy Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona; the closure of the Charlotte, North Carolina branch facility, the movement of Fedco copper/brass inventory and machinery (acquired at the end of 2002) to Mexico and a program of salaried headcount reductions. No restructuring costs were recorded in 2004, and all cash outflows associated with the restructuring activities were completed in 2004.

Interest costs of $4.8 million in 2004 were $1.1 million above 2003 levels as the impact of higher discounting charges from the Company's expanded participation in customer sponsored vendor payment programs and higher average interest rates offset the impact of lower average debt levels. Discounting expense increased to $1.5 million in 2004 from $0.4 million in 2003 as the Company participated in additional customer sponsored vendor payment programs, as they were made available, in an effort to counteract the impact of longer customer payment terms. These discounting expenses are also impacted by the rising interest rates and the Company's higher sales levels to customers offering these programs. The Company expects to continue participating in these programs in 2005, and expense levels will continue to be impacted by rising interest rates and the levels of receivables discounted. Average interest rates under our Loan and Security Agreement ("Loan Agreement"), with Congress Financial Corporation (New England), an affiliate of Wachovia Bank N.A., in 2004 were 4.29% compared with 4.13% in 2003, while average debt levels were $50.9 million in 2004 vs. $55.5 million in 2003.

The effective tax rate in both 2004 and 2003 reflects state and foreign provisions, and changes in the deferred tax valuation allowance. In the fourth quarter of 2004, the Company recorded a tax benefit of $0.9 million to reflect the reversal of a portion of its deferred tax valuation reserve in anticipation of the gain to be recorded in 2005 as a result of the sale of its Heavy Duty OEM business unit. The tax provision in 2003 also includes a tax benefit of $1.4 million for refundable income taxes associated with filing the Company's 2002 Federal Income Tax return.

Net income in 2004 improved to $5.2 million or $0.72 per basic and $0.69 per diluted share compared to a net loss of $4.5 million or $0.65 per basic and diluted share in 2003, reflecting the sales and operational improvements discussed above. This year-over-year improvement will be pressured in 2005 by continuing competitive pricing pressures and higher commodity, fuel and interest costs. The Company plans to continue its efforts to offset these impacts to the extent it can through cost reduction activities.

Comparison of Year Ended December 31, 2003 to 2002

For the year ended December 31, 2003, net sales were $228.7 million, 0.8% lower than the $230.6 million reported in 2002. Sales for the Automotive and Light Truck SBG in 2003 were $167.9 million, compared with net sales of $164.5 million in the same period in the prior year. Heat Exchanger product sales were 2.9% above 2002 as the impact of the acquisition of Fedco and the impact of new customer programs were partially offset by changes in customer mix, ongoing pricing pressure, a soft and shorter selling season and a decline in unit volume as many of our major customers took actions to lower their own inventory levels. Net sales of our Temperature Control products were 3.7% below 2002 as the impact of several new customer programs were more than offset by an unseasonably short selling season and changes in customer buying habits caused by their inventory reduction efforts. Heavy Duty SBG sales in 2003 of $60.8 million were 8.0% below the $66.0 million reported in the prior year. Heavy Duty OEM product sales were 6.1% below those for the full year 2002, reflecting declines experienced during the first three quarters of 2003 due to the phase-out of certain OEM programs during the fourth quarter of 2002 and higher customer purchase levels in 2002 in anticipation of changes in emission regulations which became effective in the fourth quarter of 2002. In the fourth quarter of 2003, Heavy Duty OEM sales were 26.6% above the same period in the prior year primarily due to the impact of new customer programs with Monaco Coach and other existing customers. Heavy Duty Aftermarket sales for the full year were 9.7% below those of 2002. This decline reflects the continued softness in all markets served by these products and a declining demand for certain product categories.

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

Selling, general and administrative expenses in 2003 of $38.1 million were $0.7 million below the prior year. As a percentage of sales, expenses in 2003 were 16.7% compared to 16.9% in 2002. Expenses of Fedco incurred during the first quarter of 2003, prior to the completion of the integration program and higher levels of costs for major system improvements, have been offset by benefits of the Company's cost reduction initiatives along with incentive and other expense reductions reflecting market conditions and the Company's financial results.

In 2003, the Company completed its $7.0 million restructuring program, which started in 2001. Initiatives during 2003 included the closure of two regional Heavy Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona, and the closure of the Charlotte, North Carolina branch facility. During 2003, the Company also added programs, totaling $0.9 million for the relocation of Fedco copper/brass inventory and machinery (acquired at the end of 2002) to Mexico and a cost reduction program of salaried headcount reductions. The salaried headcount reduction actions taken during the last three quarters of 2003 are expected to lower spending levels by approximately $2.4 million on an annualized basis. The Company experienced in its 2003 results some of the impacts of completed actions under the restructuring programs. Future benefits from these actions will be dependent on business conditions. A summary of the 2003 charge of $1.5 million, which is also discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this Report, is as follows:

Workforce related	$922
Facility consolidation	500
Asset write-downs	68
Total	$1,490

Workforce related charges reflect the elimination of 82 salaried and hourly positions, as a result of the closure of two Heavy Duty Aftermarket plants and salaried headcount reductions, which impacted all segments of the business.

The facility consolidation charges primarily represent costs associated with the closure of two Heavy Duty Aftermarket plants and one Automotive and Light Truck branch and the relocation of the Fedco copper/brass inventory and machinery from Buffalo to our existing facility in Mexico. Cash payments were completed during 2004.

In conjunction with the closure of its two Heavy Duty Aftermarket plants, the Company wrote down the related fixed assets and inventory to net realizable value.

Interest costs in 2003 were slightly below a year ago as the impact of lower average interest rates offset the impact of higher average debt levels. Average interest rates under our Loan and Security Agreement ("Loan Agreement") with Congress Financial Corporation (New England), in 2003 were 4.13% compared with 6.08% in 2002 while average debt levels were $55.5 million in 2003 compared with $43.3 million a year ago, excluding the impact of the $5.0 million Industrial Revenue Bond. Interest expense in 2003 was also impacted by the pay down of our Industrial Revenue Bond during the second quarter at the time our New Haven facility was sold and discounting fees associated with the Company's utilization of a customer sponsored vendor program administered by a financial institution for the collection of receivables.

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

Financial Condition, Liquidity and Capital Resources

Cash flow generated from operating activities during 2004 was $12.1 million, a $3.4 million improvement over the $8.7 million generated in 2003. Reported net income was $5.2 million compared to a net loss of $4.5 million in 2003 reflecting increased sales levels and the Company's cost reduction activities. Accounts receivable levels decreased by $5.1 million as the Company accelerated the collection of certain customer receivables utilizing cost effective customer sponsored vendor programs administered by financial institutions, which offset the impact of increased receivable balances as a result of higher sales levels. These accelerated collections were done in an effort to offset the continuing trend towards longer customer payment terms by "blue chip" customers, at a cost effective discount rate. The Company expects to continue participating in these programs as long as they are offered at an acceptable discount rate. Inventory levels grew $5.6 million in all segments in order to support the higher sales levels and the sourcing of product from off shore suppliers. Inventory turns improved to 3.2 at December 31, 2004 from 3.0 at December 31, 2003 reflecting management's efforts to balance inventory levels in line with customer service requirements. Accounts payable rose by $1.9 million as a result of the growth in inventory levels as well as our effort to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles.

In 2003, cash flow from operating activities was $8.7 million. Accounts receivable levels decreased by $8.1 million as the Company accelerated the collection of certain customer receivables utilizing a cost effective customer sponsored vendor program administered by a financial institution. Inventory levels grew by $6.8 million due to the soft market conditions experienced for most of the year, which included a shorter than normal peak selling season for heat exchanger and air conditioning products. In addition, the higher inventory levels reflected the purchase of a competitor's inventory form a major customer during the fourth quarter and the requirement to build inventory in anticipation of new Automotive and Light Truck customer programs which were expected to commence in early 2004. Accounts payable rose by $10.2 million as a result of the growth in inventory levels as well as the Company's efforts to balance payable outflows with cash collections.

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

Capital expenditures were $4.9 million for 2004, compared with $5.2 million in 2003. Expenditures for 2004 were primarily made to implement new product introductions, cost reductions and computer upgrades in all segments of the business. At December 31, 2004, there are no material outstanding capital commitments. Capital expenditures are estimated to approximate $7.0 to $8.0 million in 2005, which will include expenditures associated with the relocation of the Company's main distribution center from Memphis, Tennessee to Southaven, Mississippi. It is anticipated that these expenditures will either be funded by operations, leasing actions, or from borrowings under the existing revolving credit agreement.

During the third quarter of 2004, in a non-cash transaction, the Company sold $1.6 million of inventory and fixed assets, associated with its condenser product line, at its net book value, to a vendor in return for a reduction in the Company's accounts payable to that vendor and a 24-month supply agreement commencing on January 1, 2005.

On May 1, 2003, the Company completed the sale of its Gando Drive headquarters facility in New Haven, Connecticut and entered into a lease of its currently occupied space used for offices, test facility and tube mill operations. As a result, the Company repaid the $5.0 million Industrial Revenue Bond on the facility, created greater availability of funds under its credit agreement and eliminated an underutilized asset. The gain on the sale of the building, of approximately $1.6 million, is being recognized equally over the six-year initial term of the lease on the facility.

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

Cash dividends paid to a preferred shareholder were approximately $0.1 million in 2004, 2003 and 2002.

Total debt at the end of 2004 was $44.0 million compared with $50.9 million a year ago. This $6.9 million reduction reflects the utilization of funds generated by operating activities. At December 31, 2004, the Company had $4.5 million available for future borrowings under its Loan Agreement.

In 2003, total debt was lowered by $8.7 million reflecting the pay down of the $5.0 million Industrial Revenue Bond, at the time the Company's headquarters facility was sold, and the utilization of cash flow generated by operations.

During 2002, total debt increased by $21.9 million. These funds were utilized to meet working capital needs, primarily the increase in trade accounts receivable terms and the acquisition of Fedco.

On September 27, 2002, the Company entered into an amendment to its Loan Agreement which provided for a temporary increase in the maximum credit line from $55.0 million to $65.0 million effective July 1, 2002, with scheduled reductions through December 20, 2002 back down to $55.0 million. On November 22, 2002, the Loan Agreement was amended to permanently increase the maximum credit line to $65.0 million. On December 27, 2002, in conjunction with the acquisition of Fedco, the Loan Agreement and the Term Promissory Note with Congress Financial Corporation were amended to permanently increase the maximum credit line to $80 million and extend the credit line through December 27, 2005. In addition, the interest rate was decreased to the prime rate from the prime rate plus 1.5%. The Company also has the option to elect a Eurodollar-based interest rate, which has been decreased from plus 4% to plus 2.5%. The amended Loan and Security Agreement is comprised of a $77.0 million Revolving Credit Facility and a $3.0 million Term Loan. There were no changes to the minimum thresholds for net worth or working capital, which remain at $37.0 million and $55.0 million respectively. On November 19, 2004, Transpro entered into an amendment to its Loan Agreement which increased loan availability by $1.0 million as a result of a reduction in an Availability Reserve contained in the Agreement. In addition, the minimum Adjusted Net Worth requirement under the agreement, was increased from $37.0 million to $40.0 million for all periods after September 30, 2004. The increased availability provides the Company with additional flexibility to meet its working capital needs throughout the year.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck segment. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms. During 2003, the Company began utilizing a customer sponsored program administered by a financial institution in order to accelerate the collection of funds and offset the impact of these lengthening terms. The Company intends to continue utilizing this and other similar programs as long as they are a cost effective tool to accelerate cash flow. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek other sources or forms of capital. However, no assurance can be given that the Company would be successful in securing such additional sources or forms of capital.

On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and increase the amount available for future borrowings.

As a result of the merger with the aftermarket business of Modine, the Company's liquidity will be improved as the assets being acquired will be debt free and the acquired balance sheet will include at least $6.3 million in cash. We presently estimate that the costs of the business realignment and other actions necessary to effectively integrate the business will be funded from cash transferred in the merger, generated by the operations acquired, including cost savings, or result from borrowings under the Company's Loan Agreement.

The following table summarizes the Company's outstanding material contractual obligations as of December 31, 2004 excluding any obligations relating to the Heavy Duty OEM business unit, which was sold on March 1, 2005 (see Note 18 of the Notes to Consolidated Financial Statements contained in this Report):

	Payments Due by Period
Type of Obligation	Less Than 1 Year		2-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Revolving credit facility(1)	$42,530		$—	$—	$—	$42,530
Term loan	1,275		—	—	—	1,275
Pension plan contribution	2,300	(2)	—	—	—	2,300
Capital lease obligations	99		120	—	—	219
Operating leases	6,400		9,400	8,200	2,100	26,100
Purchase obligations	14,715	(3)	—	—	—	14,715
Total	$67,319		$9,520	$8,200	$2,100	$87,139

(1)	Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report. Based upon year end borrowing levels and interest rates, annual interest cost would approximate $2.1 million.

(2)	Pension plan contributions reflect expected disbursements in 2005 as calculated by the Company's third-party actuary. Estimated contributions for future years are not currently determinable as they will be impacted by changes in discount rates, pension plan performance and other factors.

(3)	Purchase obligations for goods and services outstanding at the end of the year which normally are consumed over a period of less than 12 months. This is not reflective of total consumption over a 12-month period.

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

Revenue Recognition.    Sales are recognized either when products are shipped to the customer or when products are received by the customer in accordance with the invoice shipping terms. Sales are recorded net of sales rebates, cash discounts, returns and advertising and other allowances. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience or agreements currently in place with customers. The Company will also accrue for unusual warranty exposures at the time the exposure is identified and quantifiable based upon analyses of expected product failure rates and engineering cost estimates. In connection with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized over the life of the agreement. The Company also establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and the current economic conditions. Customer account balances are written off at the time they are deemed fully uncollectible. Changes in our customers' financial condition or other factors could cause our estimates of uncollectible accounts receivable or the amortization periods of customer acquisition costs to vary.

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

Income Taxes.    Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that those such assets will not be realized. Changes to the valuation allowance are based on the evaluation of all available evidence supporting the Company's ability to utilize tax benefits prior to their expiration.

Pension Plans.    The Company establishes and periodically reviews the assumptions used in the measurement of its retirement plans. The discount rate will change in relation to increases or decreases in applicable published bond indices. At December 31, 2004, the discount rate was 6%. The return on assets reflects the long-term rate of return on plan assets expected to be realized over a ten year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company's pension assumptions currently include a 9% long-term annual rate of return, which is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance. Differences between actual and assumed portfolio performance as well as the impact of changes in discount rates are included in the calculation of the Company's accrued pension costs by a third-party actuary. As the performance of the pension portfolio during 2002 was below the actuarial assumption and the discount rate was reduced by 0.5%, the unrecognized component of accrued pension costs changed from a loss of $1.3 million at December 31, 2001 to a loss of $6.9 million at December 31, 2002. During 2003, the discount rate was again reduced by 0.5%; however, the impact this had on the minimum pension liability was offset by improved performance of the portfolio resulting in an increase in the unrecognized component of accrued pension costs to $7.0 million. The discount rate was again lowered in 2004 by 0.5%; however, this impact was offset by favorable portfolio performance resulting in an increase in the unrecognized component of pension cost to $7.2 million. In the future, this unrecognized loss, along with changes in any of the underlying pension assumptions, and the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts. Absent any other changes, a 1% change in the discount rate increases or decreases pension expense by $0.2 million, the pension benefit obligation by $3.1 million and the minimum pension liability adjustment in Shareholders' Equity by $2.9 million.

Loss Reserves.    The Company has other loss exposures such as self-insurance reserves, environmental and litigation for which it determines the need and amount of reserves. Reserves are established using estimates, judgments and consistent methodologies to determine the exposure and ultimate potential liability.

Inflation

The overall impact of the low rate of inflation in recent years has resulted in no significant impact on labor costs and general services utilized by the Company. The principal raw materials used in the Company's replacement radiator and heater core product lines are copper and brass. The Company also requires aluminum for its radiator, charge air cooler, condenser and heater core product lines.

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

The Company also manages its metals commodity pricing exposure by attempting to pass through any cost increases to its customers. During 2003 and 2004, commodity prices increased significantly over the prior year. While the Company has been successful in passing through some price increases to customers, in its Automotive and Light Truck segment, it has been unable to do so in total. As a result, the Company has been forced to generate other cost reduction activities in order to offset these impacts. There is no assurance that the Company will be successful in raising prices to its customers in the future nor that it will be able to generate sufficient cost reductions to offset rising commodity prices. The Company currently does not use financial derivatives or other methods to hedge transactions with respect to its metals consumption.

Environmental Matters

The Company is subject to Federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company also believes there will not be any material adverse impact to its financial results due to the investigation and cleanup activities. The Company also believes it is reasonably possible that environmental related liabilities might exist with respect to other industrial sites formerly owned or occupied by the Company. Based upon information currently available, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

Recently Issued Accounting Standards

In December 2003, the FASB issued Statement No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the original SFAS 132 and revises employers' financial statement disclosures about pension plans and other postretirement plans. The Company has adopted the applicable provisions of this Statement in its reporting of the financial results for the year ended December 31, 2004.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — An Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt the provisions of SFAS No. 151 effective for inventory costs incurred during the first quarter of fiscal 2006. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued a revised SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) as of July 1, 2005. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record non-cash stock compensation expenses. The ultimate impact on the results of operations is not determinable as it is dependent on the number of options granted after the effective date.

In October, 2004, the American Jobs Creation Act of 2004, also known as the Jobs Creation Act, was signed into law. Among its provisions, the Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the tax return. The Company is currently evaluating whether its production activities qualify for these special deductions. If the production activities qualify under the Jobs Creation Act, the first time the Company could claim the deduction would be in 2005 when it files its next tax return.

Forward-Looking Statements and Cautionary Factors

Statements included herein, which are not historical in nature, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, sales and liquidity are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including but not limited to: business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer and product mix, failure to obtain new customers, retain existing customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, changes in interest rates, continued availability under the Company's Loan Agreement and the possibility that the transaction with Modine will not be completed or that the Modine aftermarket business will not be successfully integrated. The forward-looking statements contained in this Form 10-K are made as of the date hereof, and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates, credit and commodities.

The Company's interest rate risk is most sensitive to changes in U.S. interest rates. At December 31, 2004, the Company had a Loan Agreement, under which $43.8 million was outstanding. The weighted average interest rate on the Loan Agreement during 2004 was 4.29%. Effective December 27, 2002, interest on the Loan Agreement is based on, at the Company's option, the Eurodollar loan rate plus 2.5% or the prime rate. The impact of a 10% change in market interest rates would not have a material impact on the Company's results of operations.

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

The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with retail customers in the Company's Automotive and Light Truck segment where six customers comprise 47% of net sales in 2004 and 54% of the outstanding trade accounts receivable balance at December 31, 2004. The loss of one or more of these customers could have a material adverse effect on the Company's results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management's expectations of the industry and the overall economy. As of December 31, 2004, the Company had no other significant concentration of credit risk.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transpro, Inc.

We have audited the accompanying consolidated balance sheet of Transpro, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the information for the year ended December 31, 2004 set forth in the financial statement schedule listed under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transpro, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2004.

/s/ BDO Seidman, LLP
New York, NY
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transpro, Inc:

In our opinion, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years ended December 31, 2003 and 2002 present fairly, in all material respects, the financial position of Transpro, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2003 and December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP
Hartford, CT
March 17, 2004

TRANSPRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net sales	$268,143	$228,704	$230,565
Cost of sales	215,552	191,037	184,315
Gross margin	52,591	37,667	46,250
Selling, general and administrative expenses	42,993	38,137	38,866
Restructuring and other special charges	—	1,490	1,334
Operating income (loss)	9,598	(1,960)	6,050
Interest expense	4,812	3,739	3,744
Income (loss) before taxes and cumulative effect of accounting change	4,786	(5,699)	2,306
Income tax (benefit)	(392)	(1,163)	(4,353)
Income (loss) before cumulative effect of accounting change	5,178	(4,536)	6,659
Cumulative effect of accounting change, net of tax of $0	—	—	(4,671)
Net income (loss)	$5,178	$(4,536)	$1,988
Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.72	$(0.65)	$0.94
Cumulative effect of accounting change	—	—	(0.67)
Net income (loss) per common share — basic	$0.72	$(0.65)	$0.27
Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.69	$(0.65)	$0.94
Cumulative effect of accounting change	—	—	(0.66)
Net income (loss) per common share — diluted	$0.69	$(0.65)	$0.28
Weighted average common shares — basic	7,106	7,106	7,001
Weighted average common shares and equivalents — diluted	7,493	7,106	7,121

The accompanying notes are an integral part of these consolidated financial statements.

TRANSPRO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$312	$189
Accounts receivable (less allowance of $2,953 and $2,746)	40,492	46,056
Inventories	76,368	71,427
Deferred income taxes	1,490	2,253
Other current assets	3,127	3,691
Total current assets	121,789	123,616
Property, plant and equipment, net	22,698	24,154
Other assets	5,623	9,408
Total assets	$150,110	$157,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility and current portion of long-term debt	$43,904	$49,638
Accounts payable	33,174	32,816
Accrued liabilities	19,353	18,134
Total current liabilities	96,431	100,588
Long-term debt	120	1,306
Retirement and postretirement obligations	4,896	5,342
Deferred income taxes	620	3,690
Other long-term liabilities	1,208	2,632
Total long-term liabilities	6,844	12,970
Commitments and contingent liabilities
Stockholders' equity
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value:
Authorized 200,000 shares; issued and outstanding — none at December 31, 2004 and 2003	—	—
Series B convertible preferred stock, $.01 par value:
Authorized 30,000 shares; issued and outstanding — 12,781 at December 31, 2004 and 2003 (liquidation preference $1,278)	—	—
Common stock, $.01 par value: Authorized 17,500,000 shares, 7,147,959 shares issued at December 31, 2004 and 2003; 7,106,023 shares outstanding at December 31, 2004 and 2003	71	71
Paid-in capital	55,041	55,041
Accumulated deficit	(1,853)	(6,967)
Accumulated other comprehensive loss	(6,409)	(4,510)
Treasury stock, at cost, 41,936 shares at December 31, 2004 and 2003	(15)	(15)
Total stockholders' equity	46,835	43,620
Total liabilities and stockholders' equity	$150,110	$157,178

The accompanying notes are an integral part of these consolidated financial statements.

TRANSPRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,178	$(4,536)	$1,988
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,963	5,997	5,426
Deferred income taxes	(870)	—	—
Provision for uncollectible accounts receivable	499	609	538
Non-cash restructuring charges	—	68	572
Cumulative effect of accounting change	—	—	4,671
Gain on sale of building	(276)	(181)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,065	8,059	(19,430)
Inventories	(5,579)	(6,808)	(1,199)
Accounts payable	1,912	10,239	1,776
Accrued liabilities	1,283	(234)	1,126
Other	(1,085)	(4,515)	(3,171)
Net cash provided by (used in) operating activities	12,090	8,698	(7,703)
Cash flows from investing activities:
Capital expenditures	(4,889)	(5,170)	(5,558)
Sales and retirements of fixed assets	194	115	225
Net assets of company acquired	—	—	(8,080)
Net proceeds from sale of building	—	5,178	—
Net cash (used in) provided by investing activities	(4,695)	123	(13,413)
Cash flows from financing activities:
Dividends paid	(64)	(64)	(94)
Net (repayments) borrowings under revolving credit facility	(6,068)	(2,695)	22,583
Repayment of Industrial Revenue Bond	—	(5,000)	—
Borrowings under term loan and capitalized lease obligations	—	—	250
Repayments under term loan and capitalized lease obligations	(1,140)	(957)	(900)
Deferred debt issuance costs	—	(71)	(718)
Net cash (used in) provided by financing activities	(7,272)	(8,787)	21,121
Net increase in cash and cash equivalents	123	34	5
Cash and cash equivalents at beginning of year	189	155	150
Cash and cash equivalents at end of year	$312	$189	$155
Non-cash investing and financing activity:
Entered capital lease obligation	$288	$—	$—
Sale of inventory and fixed assets to reduce accounts payable	$1,554	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,898	$2,853	$2,851
Income taxes	$452	$331	$413

The accompanying notes are an integral part of these consolidated financial statements.

TRANSPRO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock	Preferred Stock	Treasury Stock	Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance at December 31, 2001	$70	$—	$(15)	$55,037	$(4,264)	$(1,863)	$48,965
Net income	—	—	—	—	1,988	—	1,988
Adjustment for minimum pension liability	—	—	—	—	—	(2,629)	(2,629)
Comprehensive loss	—	—	—	—	—	—	(641)
Common stock issued (124,134 shares)	1	—	—	4	(5)	—	—
Preferred stock dividends declared	—	—	—	—	(86)	—	(86)
Balance at December 31, 2002	71	—	(15)	55,041	(2,367)	(4,492)	48,238
Net loss	—	—	—	—	(4,536)	—	(4,536)
Adjustment for minimum pension liability	—	—	—	—	—	(18)	(18)
Comprehensive loss	—	—	—	—	—	—	(4,554)
Preferred stock dividends declared	—	—	—	—	(64)	—	(64)
Balance at December 31, 2003	71	—	(15)	55,041	(6,967)	(4,510)	43,620
Net income	—	—	—	—	5,178	—	5,178
Adjustment for minimum pension liability	—	—	—	—	—	(1,899)	(1,899)
Comprehensive income	—	—	—	—	—	—	3,279
Preferred stock dividends declared	—	—	—	—	(64)	—	(64)
Balance at December 31, 2004	$71	$—	$(15)	$55,041	$(1,853)	$(6,409)	$46,835

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

Cash and Cash Equivalents:    The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash overdrafts if any, are classified as current liabilities. The amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

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

Goodwill:    Goodwill represents the excess of cost over the fair value of assets acquired. In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. As this statement was effective for years beginning after December 15, 2001, the Company adopted SFAS 142 in the first quarter of 2002. As a result of applying the tests included in SFAS 142, the Company determined that there was a transitional impairment loss as the carrying value of the goodwill recorded by its Automotive and Light Truck segment exceeded the fair value of the business. The cumulative effect of this change in accounting principle, in the amount of $4.7 million, has been expensed in the consolidated results of operations for 2002. This write-off had no impact on cash flow from operations. Goodwill amortization was zero in 2004, 2003 and 2002.

Impairment of Long-Lived Assets:    In the event that facts and circumstances indicate that the carrying amounts of a business unit's long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated fair value. There were no asset impairments at December 31, 2004.

Foreign Currency Translation:    The functional currency of the Company's manufacturing operations in Mexico is the U.S. dollar and therefore, any adjustments related to currency transactions are included in results from continuing operations.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Revenue Recognition:    Sales are recognized either when products are shipped to the customer or when they are received by the customer in accordance with the invoice shipping terms. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience and agreements currently in place with certain customers. In conjunction with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized, as a reduction of net sales, over the life of the agreement. Delivery charges billed to customers were not significant in 2004, 2003 or 2002. Freight out costs are included in selling, general and administrative expenses and amounted to $6.2 million, $5.2 million and $4.8 million in 2004, 2003 and 2002, respectively.

Advertising Costs:    The Company offers certain customers advertising and marketing allowances as a fixed percentage of sales. These allowances are recorded as a reduction to net sales. In addition, the Company incurs costs to advertise and promote its products. These costs are included in selling, general and administrative expenses as incurred.

Research and Development:    Research and development costs are expensed as incurred and approximated $0.6 million, $0.5 million and $0.4 million in 2004, 2003 and 2002 respectively.

Stock Compensation Costs:    The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation – Transition and Disclosure", the pro forma net income (loss) and earnings (loss) per share for the three years ended December 31, would have been as follows:

	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss):
As reported	$5,178	$(4,536)	$1,988
Stock based compensation costs	(263)	(240)	(375)
Pro forma	$4,915	$(4,776)	$1,613
Basic net income (loss) per common share:
As reported	$0.72	$(0.65)	$0.27
Pro forma	0.69	(0.68)	0.22
Diluted net income (loss) per common share:
As reported	$0.69	$(0.65)	$0.28
Pro forma	0.66	(0.68)	0.23

Income Taxes:    Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that such assets will not be realized.

Concentration of Credit Risk and Availability of Funds:    The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with retail customers in the Company's Automotive and Light Truck segment where six customers comprise 47% of net sales in 2004. The loss of one or more of these customers could have a material adverse effect on the Company's results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Estimates of potential credit losses are based upon historical experience, customer information and management's expectations of the industry and the overall economy. As of December 31, 2004, the Company had no other significant concentrations of credit risk.

The Company's financial statements have been prepared on the basis of continuity of operations and realization of assets and the satisfaction of liabilities in the ordinary course of business. The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Loan Agreement. The Company's working capital requirements peak during the first and second quarters, reflecting the normal seasonality in the Automotive and Light Truck segment and heavy duty aftermarket business unit. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms or the extension of customer sponsored payment arrangements. During 2003, the Company began utilizing a customer-sponsored program administered by a financial institution in order to accelerate the collection of receivables and offset the impact of these longer terms. The Company intends to continue utilizing this program as long as it is a cost effective tool to accelerate cash flow and has recently expanded its usage as other customers have made similar programs available. Management believes that cash flow from operations, together with the debt financing described in Note 9 herein, will be adequate to finance ongoing operations. However, management believes that the amount of funds available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

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

Note 3    Recent Accounting Pronouncements

In December 2003, the FASB issued Statement No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the original SFAS 132 and revises employers' financial statement disclosures about pension plans and other postretirement plans. The Company has adopted the applicable provisions of this Statement in its reporting of the financial results for the year ended December 31, 2004.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs – An Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt the provisions of SFAS No. 151 effective for inventory costs incurred during the first quarter of fiscal 2006. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued a revised SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

exchange for the award. The Company is required to adopt SFAS No. 123(R) as of July 1, 2005. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record non-cash stock compensation expenses. The ultimate impact on the results of operations is not determinable as it is dependent on the number of options granted after the effective date.

In October 2004, the American Jobs Creation Act of 2004, also known as the Jobs Creation Act was signed into law. Among its provisions, the Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the tax return. The Company is currently evaluating whether its production activities qualify for these special deductions. If the production activities qualify under the Jobs Creation Act, the first time the Company could claim the deduction would be in 2005 when it files its next tax return.

Note 4    Acquisitions

On December 27, 2002, the Company acquired certain assets of Fedco Automotive Components Company ("Fedco"), a wholly owned subsidiary of Tomkins PLC, for a cash purchase price of approximately $8.1 million, including transaction costs. Fedco manufactured copper/brass and aluminum automotive and truck heaters for aftermarket retailers and distributors, as well as specialty original equipment manufacturers. The acquisition was funded using proceeds from the Company's Loan and Security Agreement. The transaction has been accounted for as a purchase from the date of the acquisition.

Note 5    Sale of Building

On May 1, 2003, the Company completed the sale of its headquarters facility in New Haven, Connecticut. In conjunction with the sale, the Company entered into a six-year lease for the office, test lab and tube mill space, which it currently occupies. The proceeds from the sale were used to repay the $5.0 million outstanding balance of the Industrial Revenue Bond ("IRB") on the facility. The gain on the sale of the building, of approximately $1.6 million, will be recognized as income equally over the six-year term of the lease. During 2004 and 2003, the Company recorded a gain of $0.3 million and $0.2 million, respectively, in its results from operations. The minimum lease obligation under the lease agreement is $0.3 million per year or $2.0 million for the full term of the lease.

Note 6    Restructuring and Other Special Charges

During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the Company's operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of new relocation programs in 2003 to include the relocation of Fedco's inventory and machinery (acquired at the end of 2002) to Mexico and salaried headcount reductions made in order to lower overall operating costs. Restructuring and other special charges of $1.5 million and $1.8 million were recorded during 2003 and 2002, respectively. The reserve balance is $0 at December 31, 2004. The remaining reserve balance at December 31, 2003 and 2002 was classified in other accrued liabilities. A summary of these charges

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

is as follows:

	Workforce Related	Facility Consolidation	Asset Write-down	Total
	(in thousands)
Balance at December 31, 2001	$397	$237	$—	$634
Charge to operations	841	503	472	1,816
Cash payments	(763)	(578)	—	(1,341)
Non-cash write-off	—	—	(472)	(472)
Balance at December 31, 2002	475	162	—	637
Charge to operations	922	500	68	1,490
Cash payments	(1,198)	(639)	—	(1,837)
Non-cash write-off	—	—	(68)	(68)
Balance at December 31, 2003	199	23	—	222
Cash payments	(199)	(23)	—	(222)
Balance at December 31, 2004	$—	$—	$—	$—

In 2002, the charges represent the elimination of 31 salaried and hourly positions, primarily within the Heavy Duty and Automotive and Light Truck segments and stay-pay costs, which were earned in the Heavy Duty segment. Charges in 2003 represent the elimination of 82 salaried and hourly positions as a result of the closure of two Heavy Duty Aftermarket plants and salaried headcount reductions, which impacted all segments of the business. Cash payments for severance programs were completed during 2004.

For 2002, facility closure costs of $0.5 million primarily reflect expenses associated with the closure of two Automotive and Light Truck sales branches, the relocation of an aluminum tube mill purchased during the year and the closure of a Heavy Duty plant. In 2003, costs are associated with the closure of two Heavy Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona, the closure of the Charlotte, North Carolina Automotive and Light Truck branch and the relocation of the Fedco copper/brass inventory and machinery from Buffalo to our existing facility in Mexico. Cash payments were completed during 2004.

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

Note 7    Inventory

Inventory at December 31 consists of the following:

	2004	2003
	(in thousands)
Raw material and component parts	$19,737	$15,704
Work in progress	1,233	1,082
Finished goods	55,398	54,641
Total inventory	$76,368	$71,427

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Note 8    Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2004	2003
	(in thousands)
Land and improvements	$90	$90
Buildings and improvements	7,054	7,095
Machinery and equipment	63,641	61,409
Property, plant and equipment, gross	70,785	68,594
Accumulated depreciation and amortization	(48,087)	(44,440)
Property, plant and equipment, net	$22,698	$24,154

Note 9    Debt

Debt at December 31 consists of the following:

	2004	2003
	(in thousands)
Revolving credit facility	$42,530	$48,598
Term loan	1,275	2,175
Capitalized lease obligations	219	171
Total debt	44,024	50,944
Less:
Revolving credit facility	42,530	48,598
Current portion of long-term debt	1,374	1,040
Total long-term debt	$120	$1,306

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

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

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

On November 19, 2004, the Company entered into an amendment to its Loan Agreement which increased loan availability by $1.0 million as a result of a reduction in an Availability Reserve contained in the Loan Agreement. In addition, the minimum Adjusted Net Worth requirement, under the agreement, was increased from $37.0 million to $40.0 million for all periods after September 30, 2004. The increased availability provides the Company with additional flexibility to meet its working capital needs throughout the year.

At December 31, 2004 and 2003, the interest rate on outstanding borrowings under the Loan Agreement was 4.83% and 4.00%, respectively. The weighted average interest rate during 2004 and 2003 was 4.29% and 4.13%, respectively. Available borrowings under the Revolving Credit facility at December 31, 2004 were $4.5 million.

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

Interest paid during 2004, 2003 and 2002 was $3.9 million, $2.9 million and $2.9 million, respectively.

The Company utilizes letters of credit in the amounts of $4.9 million at December 31, 2004 and 2003 to back certain insurance policies and certain trade purchases.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Minimum future debt repayments, excluding the Revolving Credit facility, will be $1.4 million in 2005 and $0.1 million in 2006.

Note 10    Stockholders' Equity

Stockholder Rights Plan:    On September 14, 1995, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"), under which one Right (the "Right") was issued and distributed for each share of common stock. The Rights Plan was intended to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a price of $60.00 per one one-hundredth of a share of Series A Preferred Stock subject to adjustment. The description and terms of the Rights were set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent.

On April 29, 2004, the Company announced that its Board of Directors approved an amendment of the Company's Shareholders' Rights Agreement to accelerate its expiration date from September 29, 2005 to September 30, 2004. As a result, the Rights Plan was effectively terminated on October 1, 2004.

Preferred Stock:    In connection with the acquisition of Ready-Aire, the Company issued 30,000 shares of Transpro, Inc. Series B Convertible Preferred Stock ("Preferred Stock"). The purchase agreement provided for a potential additional payout for the Ready-Aire acquisition based on the earnings performance of the business for the period January 1, 1999 through December 31, 2000 that would, under certain circumstances, take the form of an increase in the liquidation preference of the Preferred Stock. The holder of the Preferred Stock has disputed the calculation of the payout amount, and the Company is attempting to resolve the differences in accordance with the arbitration provisions of the Ready-Aire stock purchase agreement. Should any adjustment result from this arbitration, the resulting increase in goodwill may be impaired as a result of the provisions of SFAS 142, resulting in a charge to operating income. The Preferred Stock is non-transferable and is entitled to cumulative dividends of 5%. It is convertible into common stock at the rate of 50% on August 1, 2001, an additional 25% on August 1, 2002 and the remaining 25% on August 1, 2003 and is redeemable at the Company's option, thereafter at the liquidation preference at the time of redemption. The Preferred Stock is convertible into common stock based upon the liquidation preference and the market value of common stock at the time of conversion, as further defined in the purchase agreement. The aggregate number of shares of common stock to be issued upon conversion of Preferred Stock may not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion. During the month of December 2002, the holder of the Preferred Stock converted 6,139 shares of Preferred Stock $(0.6 million) into 124,134 shares of common stock.

Accumulated Other Comprehensive Loss:    Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in Stockholders' Equity. For 2004, 2003 and 2002, other comprehensive loss reflects minimum pension liability adjustments. The adjustments for the years ended December 31, were $(1.9) million for 2004, $(18) thousand for 2003; and $(2.6) million for 2002.

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

The Company has recorded an additional minimum liability at the end of each year representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

pension liabilities. To the extent possible, an intangible asset, representing unrecognized prior service costs, has been recorded to offset the liabilities. The balance of the liability at the end of the period is reported as a separate reduction of Stockholders' Equity.

Postretirement Plans:    The Company provides healthcare and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The Company accrues for the cost of its postretirement healthcare and life insurance benefits based on actuarially determined costs recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. The Company funds these costs on a pay as you go basis.

Components of net periodic benefit cost for the three years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2004	2003	2002	2004	2003	2002
	(in thousands)
Service cost	$813	$801	$817	$5	$5	$2
Interest cost	1,821	1,824	1,815	31	37	42
Expected return on plan assets	(2,062)	(2,095)	(1,947)	—	—	—
Amortization of net loss (gain)	281	141	94	4	4	(5)
Net periodic benefit cost	$853	$671	$779	$40	$46	$39

The following tables set forth the plans' combined funded status and amounts recognized in the Company's consolidated balance sheets at the measurement date, December 31:

	Retirement Plans		Postretirement Plans
	2004	2003	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$30,212	$28,793	$526	$584
Service cost	813	801	5	5
Interest cost	1,821	1,824	31	37
Actuarial loss	984	797	18	31
Actual gross benefits paid	(1,511)	(2,003)	(65)	(131)
Benefit obligation at December 31	$32,319	$30,212	$515	$526

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

	Retirement Plans		Postretirement Plans
	2004	2003	2004	2003
	(in thousands)
Change in plan assets:
Fair value of plan assets at January 1	$21,603	$19,101	$—	$—
Actual return on plan assets	2,612	2,710	—	—
Company contributions	2,756	1,795	65	131
Actual gross benefits paid	(1,511)	(2,003)	(65)	(131)
Fair value of plan assets at December 31	$25,460	$21,603	$—	$—
Reconciliation of funded status:
Funded status at December 31	$(6,859)	$(8,609)	$(515)	$(526)
Unrecognized transition obligation	11	18	—	—
Unrecognized prior service cost	206	425	50	54
Unrecognized net loss	7,175	7,030	43	25
Prepaid (accrued) benefit cost	$533	$(1,136)	$(422)	$(447)
Amounts recognized in statements of financial position:
Long-term pension asset	$791	$2,662	$—	$—
Accrued benefit liability	(6,722)	(8,498)	(422)	(447)
Intangible asset	55	190	—	—
Accumulated other comprehensive loss	6,409	4,510	—	—
Net amount recognized at December 31	$533	$(1,136)	$(422)	$(447)

The assumptions used in the determination of the retirement and postretirement benefit obligation at December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Salary progression	4.00%	4.00%	4.25%	—	—	—

The assumptions used in the determination of the net periodic benefit cost for the retirement and postretirement plans for the years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Return on assets	9.00%	9.00%	9.00%	—	—	—
Salary progression	4.25%	4.25%	4.00%	—	—	—

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

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

The assumptions used to develop postretirement plan healthcare costs at December 31 are as follows:

	2004	2003	2002
Initial trend rate	9.00%	10.0%	11.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Years to ultimate trend	7	8	9

Assumed healthcare cost trend rates can have an effect on the amounts reported for the healthcare plan. A one-percentage point change in the assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on total service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	$2.1	$(2.1)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $30.4 million, $30.3 million and $23.5 million as of December 31, 2004 and $24.1 million, $23.9 million and $15.4 million as of December 31, 2003, respectively.

Benefits expected to be paid to participants under the Company's defined benefit pension plans are $2.0 million in 2005, $1.8 million in 2006, $1.9 million in 2007, $2.3 million in 2008, $2.0 million in 2009 and $10.4 million between 2010 and 2014.

Assets of the Company's pension plans and target allocations by category of investment are as follows:

		Percentage of Assets at December 31,
Asset Category	Target Allocation	2004	2003
Equity securities	70%	72%	70%
Debt securities	30%	28%	30%
Other	0%	0%	0%
Total	100%	100%	100%

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

It is the Company's policy to make contributions to its qualified retirement plans sufficient to meet the minimum funding requirements of applicable laws and regulations. During 2005, the Company currently estimates that pension contributions will be $2.3 million.

401(k) Investment Plan:    Under the Company's 401(k) Plan, substantially all of the Company's non-union employees and certain union employees are eligible to contribute a portion of their salaries into various investment options, which include the Company's common stock. The Company matches a percentage of the amounts contributed by the employees. The Company's matching contributions were approximately $0.4 million in 2004, 2003 and 2002.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 12    Stock Compensation Plans

Stock Options:    At December 31, 2004 the Company had two stock option plans under which key employees and directors have been granted options to purchase Transpro common stock. Under the 1995 Stock Plan (the "Stock Plan") options are granted at fair market value on the date of grant and are generally exercisable cumulatively at the rate of 25% one year from the date of grant, 50% two years from the date of grant, 75% three years from the date of grant, and 100% four years from the date of grant. Options granted under the Stock Plan generally expire ten years from the date of the grant. Awards of restricted stock may also be granted to key employees under the Stock Plan and may be issued in addition to, or in lieu of stock options. The total number of shares of common stock with respect to which stock options may be granted and restricted shares may be awarded under the Stock Plan shall not exceed 600,000. At December 31, 2004 and 2003, respectively, 544,359 and 432,359 common shares were reserved for stock options and restricted shares granted under the Stock Plan. The Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the issuance of options at the fair market value of the common stock covered thereby on the date of grant. Subject to certain acceleration provisions, each option granted under the Directors Plan will be exercisable 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant. Options granted under the Directors Plan expire ten years from the date of grant. The total number of shares of common stock with respect to which options may be granted under the Directors Plan may not exceed 100,000 shares. At December 31, 2004 and 2003, 99,200 common shares were reserved for stock options granted under the Directors Plan.

On July 5, 2001, the Company commenced a tender offer for all outstanding options under the 1995 Stock Plan having an exercise price in excess of $4.00 per share. This did not apply to options outstanding under the Directors Plan. Under the terms of the offer, tendered options would be canceled and exchanged for new options to be granted on or about the first business day, which is six months and one day after the option cancellation date. The number of options granted would be equal to one half of the tendered options for those grants with an exercise price between $4.00 and $6.00 and one-third of the tendered options for those grants with an exercise price greater than $6.00. The tender offer expired on August 2, 2001. Of the options to purchase 116,576 shares available to be tendered, options to purchase 69,176 shares were tendered and have been canceled. Options, which were not tendered, continue with their original terms and conditions. On February 6, 2002, options to purchase 28,614 shares were granted at an exercise price of $3.39 per share to replace the options which had been tendered.

Information regarding the Stock Plan and the Directors Plan is as follows:

		Option Price Range
Stock Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2001	208,500	$2.50	$3.14	$5.88
Granted	243,614	3.39	4.56	4.72
Canceled	(10,255)	3.39	5.21	5.88
Outstanding at December 31, 2002	441,859	2.50	3.88	5.88
Canceled	(9,500)	5.88	5.88	5.88
Outstanding at December 31, 2003	432,359	2.50	3.85	5.88
Granted	112,000	4.51	4.56	5.25
Outstanding at December 31, 2004	544,359	2.50	4.00	5.88
Exercisable at December 31, 2004	278,849	2.50	3.68	5.88

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

		Option Price Range
Directors Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2001	88,500	$2.70	$7.84	$11.75
Granted	10,700	4.72	4.72	4.72
Outstanding at December 31, 2002	99,200	2.70	7.50	11.75
Granted	—	—	—	—
Outstanding at December 31, 2003	99,200	2.70	7.50	11.75
Granted	—	—	—	—
Outstanding at December 31, 2004	99,200	2.70	7.50	11.75
Exercisable at December 31, 2004	91,175	2.70	7.81	11.75

Total options exercisable at December 31, 2003 and 2002 were 243,679 and 129,059, respectively.

No options were granted during 2003. The weighted-average grant date fair values of options granted during 2004 and 2002 were $4.56 and $2.77.

Additional information relating to outstanding options under both plans as of December 31, 2004 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.35 – $3.53	230,559	6.4	$2.98	179,374	$3.00
3.53 – 4.70	105,000	9.2	4.51	—	—
4.70 – 5.88	251,600	7.1	4.81	134,250	4.87
7.05 – 8.23	10,700	2.3	7.75	10,700	7.75
8.23 – 9.40	10,700	1.3	8.38	10,700	8.38
9.40 – 10.58	14,000	0.8	10.00	14,000	10.00
10.58 – 11.75	21,000	0.8	11.17	21,000	11.17

The fair value of each option grant, included in the pro forma disclosure of SFAS 123 in Note 2, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	0%	—	0%
Expected volatility	54.8%	—	55.3%
Risk-free interest rate	4.7%	—	4.9%
Expected life	6 Years	—	6 Years

Restricted Stock:    Restricted stock awards vest four years from the date of the award. Unearned compensation, representing the fair value of the restricted shares at the date of the award, is charged to income over the period. At December 31, 2004, 2003 and 2002, there were no outstanding restricted stock awards.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 13    Income Taxes

The (benefit from) provision for income taxes for the three years ended December 31 is as follows:

	2004	2003	2002
	(in thousands)
Current:
Federal	$43	$(1,442)	$(4,624)
Foreign	236	276	292
State and local	199	3	(21)
Total current	478	(1,163)	(4,353)
Deferred:
Federal	1,264	(753)	1,300
State and local	(16)	(326)	307
Valuation allowance	(2,118)	1,079	(1,607)
Total deferred	(870)	—	—
(Benefit from) income taxes	$(392)	$(1,163)	$(4,353)

A reconciliation of the (benefit from) provision for income taxes at the Federal statutory rate of 34% to the reported tax (benefit from) income taxes in 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(in thousands)
Provision (benefit) computed at the Federal statutory rate	$1,627	$(1,938)	$784
State and local income taxes, net of Federal income tax benefit	183	(323)	286
Foreign tax rate differential	63	112	136
Permanent differences	63	55	57
Reduction in tax reserves based on tax review	—	(108)	—
State tax credit adjustment	—	—	(110)
Valuation allowance	(2,118)	1,079	(5,371)
Other	(210)	(40)	(135)
(Benefit from) income taxes	$(392)	$(1,163)	$(4,353)

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Significant components of deferred income tax assets and liabilities as of December 31 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Inventories	$—	$558
Pensions	1,935	1,547
Postretirement benefits	172	181
Allowance for bad debts	1,374	1,284
Self insurance reserves	1,021	1,206
Warranty reserves	281	440
Accrued vacation	713	768
Federal and state net operating loss	4,914	4,891
Deferred charges	478	—
Other	386	467
Valuation reserve	(5,843)	(7,961)
Total deferred tax assets	5,431	3,381
Deferred tax liabilities:
Depreciation	(3,649)	(3,114)
Inventories	(23)	—
Other	(889)	(267)
Total deferred tax liabilities	(4,561)	(3,381)
Net deferred tax assets	$870	$—

The Company's federal net operating loss carry forwards at December 31, 2004 of approximately $9.0 million expire through 2024.

During the fourth quarter of 2004, the Company reversed $0.9 million of its tax valuation reserve in anticipation of the gain to be recorded in 2005 resulting from the sale of its Heavy Duty OEM business.

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

During March 2002, tax legislation was enacted which included a provision that allowed pre-tax losses incurred in 2001 and 2002 to be carried back for a period of five years instead of the current two years. As a result, the Company increased its net income in the first quarter of 2002 by approximately $3.8 million, which reflects a reduction in the deferred tax valuation allowance. This amount was received in cash during the second quarter of 2002.

The earnings of certain foreign subsidiaries, which are immaterial, are considered permanently reinvested in the foreign operations and therefore no provision has been made for U.S. taxes related to these subsidiaries.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income (loss) before taxes from United States and foreign sources for the three years ended December 31 is as follows:

	2004	2003	2002
	(in thousands)
United States	$4,276	$(6,181)	$1,848
Foreign	510	482	458
Income (loss) before taxes	$4,786	$(5,699)	$2,306

Net income taxes paid (refunded) during 2004, 2003 and 2002 were $0.4 million, $(1.9) million and $(4.8) million, respectively.

Note 14    Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31:

	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$5,178	$(4,536)	$6,659
Less: preferred stock dividends	(64)	(64)	(86)
Income (loss) from continuing operations available (attributable) to common stockholders	5,114	(4,600)	6,573
Cumulative effect of accounting change, net of tax	—	—	(4,671)
Net income (loss) available (attributable) to common stockholders — basic	5,114	(4,600)	1,902
Add back: preferred stock dividend	64	—	86
Net income (loss) available (attributable) to stockholders and assumed conversions — diluted	$5,178	$(4,600)	$1,988
Denominator:
Weighted average common shares — basic	7,106	7,106	7,001
Dilutive effect of stock options	152	—	84
Dilutive effect of Series B Preferred Stock	235	—	36
Weighted average common shares and equivalents — diluted	7,493	7,106	7,121
Basic income (loss) per common share:
Continuing operations	$0.72	$(0.65)	$0.94
Cumulative effect of accounting change	—	—	(0.67)
Net income (loss) per common share	$0.72	$(0.65)	$0.27
Diluted income (loss) per common share:
Continuing operations	$0.69	$(0.65)	$0.94
Cumulative effect of accounting change	—	—	(0.66)
Net income (loss) per common share	$0.69	$(0.65)	$0.28

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the year ended December 31, 2003 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss per share.

There were outstanding options to purchase common stock excluded from the diluted calculation because their exercise price exceeded the average market price of the Company's common stock

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

during the respective earnings periods. The shares excluded and the average market prices were as follows:

	2004	2003	2002
Options	80,300	301,000	83,800
Average market prices	$5.44	$4.35	$4.98

Note 15    Commitments and Contingencies

Leases:    The Company's leases consist primarily of manufacturing and distribution facilities and equipment, which expire between 2005 and 2012. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases approximated $4.8 million in 2004, $4.8 million in 2003 and $4.3 million in 2002.

Future minimum annual rental payments under non-cancelable operating leases as of December 31, 2004 were as follows: $6.4 million in 2005, $4.9 million in 2006, $4.5 million in 2007, $4.3 million in 2008 and $3.9 million in 2009 and $2.1 million thereafter. These amounts exclude obligations of the Heavy Duty OEM business unit which was sold on March 1, 2005 (see Note 18).

Insurance:    The Company is self-insured for healthcare, workers compensation, general liability and product liability claims up to predetermined amounts above which third party insurance applies. The Company has reserved approximately $2.8 million and $3.0 million to pay such claims as of December 31, 2004 and 2003, respectively.

Legal Proceedings:    Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims.

Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the "Purchase Agreement"), the Company acquired from Paul S. Wilhide ("Wilhide") all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company's Series B Convertible Redeemable Preferred Stock (the "Convertible Shares"), and the potential for an "earn-out" payment to Wilhide based on a calculation relating to EVAP's performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out may be payable to Wilhide in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. While the arbitration schedule has not been finalized, it is anticipated that the arbitration hearing will occur and a decision rendered during 2005. The Company intends to vigorously defend this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's consolidated financial position, future operations or cash flows in a particular period. The ultimate outcome at this time, however, is unknown, and any potential loss cannot be estimated.

Environmental Matters:    The Company is subject to Federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company announced that it had signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement, the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company believes there will not be a material adverse impact to its financial results due to the investigation and

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

cleanup activities. The Company also does not currently anticipate any material adverse effect on its consolidated results of operations, financial condition or competitive position as a result of compliance with Federal, state, local or foreign environmental laws or regulations. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business and there is no assurance that material environmental liabilities and compliance charges will not arise. The Company also believes it is reasonably possible that environmental-related liabilities might exist with respect to other industrial sites formerly owned or occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation, other than amounts already provided, for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

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

	2004	2003	2002
	(in thousands)
Balance at beginning of period	$596	$1,569	$1,933
Charged to cost and expenses	5084	1,687	1,174
Warranty credits issued	(5,226)	(2,660)	(1,538)
Balance at end of period	$454	$596	$1,569

Warranty expenses in 2004 increased over 2003 due to a change in a customer program being in place for the full year 2004 versus being in place for only four months of the prior year. As a result of the change, the Company is now incurring additional warranty expense as compared to offering the customer a fixed percentage off invoice allowance, which was reflected as a reduction of net sales in prior years. Warranty expenses in 2003 increased over 2002 due to this changed customer program being implemented for a portion of the year.

Note 16    Business Segments

The Company is organized into two strategic business groups ("SBG") based on the type of customer served — Automotive and Light Truck and Heavy Duty. The Automotive and Light Truck SBG is comprised of a heat exchanger unit and a temperature control unit. The Heavy Duty SBG consisted of both an OEM and aftermarket unit prior to the sale of Transpro's Heavy Duty OEM business unit.

The Automotive and Light Truck strategic business group includes complete radiators and radiator cores, heaters, air conditioning condensers, air conditioning compressors and other air conditioning parts for aftermarket customers. Prior to the sale of the Heavy Duty OEM business unit, the Heavy Duty strategic business group provided manufactured specialized heavy-duty equipment radiators, radiator cores, charge air coolers, charge air cooler cores and oil coolers to original equipment manufacturers and aftermarket customers. Subsequent to the Heavy Duty OEM sale, the Company serves only aftermarket customers.

The Company evaluates the performance of its segments and allocates resources accordingly based on operating income (loss) before interest and taxes. Intersegment sales are recorded at cost. Certain other expenses such as information technology, human resources and finance and accounting functions are allocated between segments based on their respective use of shared facilities and resources.

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The tables below set forth information about reported segments for the three years ended December 31:

	Consolidated Revenues			Operating Income (Loss)
	2004	2003	2002	2004	2003	2002
	(in thousands)
Trade sales:
Automotive and light truck	$185,331	$167,932	$164,538	$11,428	$3,355	$13,911
Heavy duty	82,812	60,772	66,027	4,935	(747)	(2,053)
Inter-segment revenues:
Automotive and light truck	6,938	3,806	3,406	—	—	—
Heavy duty	—	—	—	—	—	—
Elimination of inter-segment revenues	(6,938)	(3,806)	(3,406)	—	—	—
Corporate expenses	—	—	—	(6,765)	(4,568)	(5,808)
Consolidated total	$268,143	$228,704	$230,565	$9,598	$(1,960)	$6,050

	Total Assets			Capital Expenditures			Depreciation and Amortization Expense
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Automotive and light truck	$111,567	$120,174	$121,265	$3,365	$4,476	$4,506	$4,026	$3,997	$3,293
Heavy duty	32,919	28,267	26,899	1,812	694	1,052	1,889	1,904	1,962
Corporate	5,624	8,737	12,802	—	—	—	48	96	171
Consolidated totals	$150,110	$157,178	$160,966	$5,177	$5,170	$5,558	$5,963	$5,997	$5,426

Restructuring and other special charges included in operating income (loss) for the three years ended December 31 are as follows:

	2004	2003	2002
	(in thousands)
Automotive and light truck	$—	$864	$206
Heavy duty	—	626	1,610
Total restructuring and other special charges	$—	$1,490	$1,816

In 2004, 2003 and 2002 sales to AutoZone accounted for approximately 20%, 20% and 21% of net sales, respectively. In addition, Advance Auto Parts accounted for approximately 14%, 12% and 6% of net sales for 2004, 2003 and 2002 respectively. These sales were in the Automotive and Light Truck segment.

In 2004, 2003 and 2002 sales to Paccar accounted for approximately 11%, 6% and 7% of net sales, respectively. These sales were in the Heavy Duty segment. As a result of the sale of the Heavy Duty OEM business on March 1, 2005, described in Note 18, Paccar is no longer a customer of the Company.

No other customer individually represented more than 10% of net trade sales in any of the years reported. The loss of one of the major automotive and light truck aftermarket customers, indicated above, could have a material adverse effect on the Company's results of operations.

The principal raw materials used by the Company in its Automotive and Light Truck and Heavy Duty segments are copper, brass and aluminum. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

economies. The Company has not experienced any significant supply problems for these commodities and does not anticipate any significant supply problems in the foreseeable future.

Note 17    Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)
Net sales	$59,895	$72,221	$72,012	$64,015
Gross margin	10,259	12,682	15,157	14,493
Net (loss) income	(643)	803	2,658	2,360
Net (loss) income per common share — basic	$(0.09)	$0.11	$0.37	$0.33
Net (loss) income per common share — diluted	$(0.09)	$0.11	$0.36	$0.31

	Year Ended December 31, 2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$52,700	$58,302	$65,629	$52,073
Gross margin	7,191	8,998	13,214	8,264
Net (loss) income	(4,335)	(607)	1,961	(1,555)
Net (loss) income per common share — basic	$(0.61)	$(0.09)	$0.27	$(0.22)
Net (loss) income per common share — diluted	$(0.61)	$(0.09)	$0.27	$(0.22)

During the fourth quarter of 2004, the Company reversed $0.9 million of its tax valuation reserve in anticipation of the gain to be recorded in 2005 resulting from the sale of its Heavy Duty OEM business, as described in Note 18.

Note 18    Subsequent Event

On February 1, 2005, the Company announced that it had signed definitive agreements providing for the merger of the aftermarket business of Modine Manufacturing Company ("Modine") into Transpro and Modine's acquisition of Transpro's Heavy Duty OEM business unit for $17 million in cash. The parties had announced a letter of intent for the transactions on October 26, 2004. Modine will spin off its aftermarket business on a debt-free basis to its shareholders, and the resulting company will immediately merge into Transpro. Each step of the transaction is expected to be tax free to the shareholders of both companies. Following the merger, current Transpro shareholders will own 48% of the Company, and Modine shareholders will own 52%. The transaction is expected to increase the Company's consolidated annual sales to over $400 million (unaudited) and add manufacturing and distribution locations in the U.S., Europe and Mexico. In addition, the Company will now be focused solely on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. In the merger, Transpro will be the accounting acquirer, and it is expected that negative goodwill will be generated as the net fair value of the assets being acquired will exceed the consideration being issued. This negative goodwill will first be used to write down fixed assets to zero and any remainder will be included in the income statement in the year of the acquisition. The Company expects to record restructuring costs commencing in 2005 in order to obtain synergistic benefits which should be seen within 12 to 18 months.

The merger closing is subject to Transpro shareholder and regulatory approvals and other customary conditions. On February 4, 2005, the Antitrust Division of the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, applicable to the merger. It is expected that the merger will close during the second quarter of 2005.

As described above, in conjunction with the merger agreement, the Company entered into an agreement to sell its Heavy Duty OEM business unit to Modine for $17 million in cash. This

TRANSPRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

transaction was completed on March 1, 2005, and the Company expects to record a pre-tax gain of approximately $6 million in its first quarter 2005 results of operations. The proceeds from the sale of the business were utilized to reduce debt. For the year ended December 31, 2004, net sales of the Heavy Duty OEM business unit was $49.7 million, and pre-tax income was $5.7 million. In future reports, operating results of the Heavy Duty OEM business unit for periods prior to the sale will be shown as a discontinued operation.

SCHEDULE II

Transpro, Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses		Write-Offs	Other		Balance at End of Period
	(in thousands)
Year Ended December 31, 2004
Allowance for doubtful accounts	$2,746	$499		$(292)	$—		$2,953
Allowance for excess/slow moving inventory	2,147	2,353		(1,668)	—		2,832
Reserve for warranty costs	596	5,084	(b)	(5,226)	—		454
Tax valuation reserve	7,961	(2,118	)(c)	—	—		5,843

Year Ended December 31, 2003
Allowance for doubtful accounts	$2,996	$609		$(859)	$—		$2,746
Allowance for excess/slow moving inventory	3,750	1,282		(2,885)	—		2,147
Reserve for warranty costs	1,569	1,687	(b)	(2,660)	—		596
Tax valuation reserve	6,875	1,079		—	7	(d)	7,961

Year Ended December 31, 2002
Allowance for doubtful accounts	$2,805	$538		$(347)	$—		$2,996
Allowance for excess/slow moving inventory	4,582	2,347		(3,179)	—		3,750
Reserve for warranty costs	1,933	1,174	(b)	(1,538)	—		1,569
Tax valuation reserve	11,228	(5,371	)(a)	—	1,018	(d)	6,875

(a)	Includes $3,795 recorded as a tax benefit in the first quarter of 2002 due to changes in tax laws.

(b)	Expenses increased in 2004 and 2003 due to a change in a customer program described in Note 15 of the Notes to Consolidated Financial Statements contained herein.

(c)	Includes $0.9 million reversal resulting from the expected gain from the Heavy Duty OEM business sale in 2005.

(d)	Amount represents change in the valuation allowance and the deferred tax asset resulting from minimum pension liability adjustment included in Shareholders' Equity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding the Board of Directors

Transpro's Board of Directors consists of seven members. The directors, their ages, the year in which each first became a director of Transpro and their principal occupations or employment during the past five years are:

Name	Age	Year First Became Director	Principal Occupation During the Past Five Years
Barry R. Banducci	69	1995	Chairman of the Board of Transpro, Inc. since September 1995; from 1984 to 1996, Vice Chairman of the Board and a director of The Equion Corporation, a manufacturer of automotive products; from 1988 to 1994, President and Chief Executive Officer of Equion and from 1984 to 1988, President and Chief Operating Officer of Equion; currently a director of Dexmet Corporation.(1)

William J. Abraham, Jr.	57	1995	Partner with Foley & Lardner, a law firm in Milwaukee, Wisconsin, since 1980; formerly Chairman of the Business Law Department of Foley & Lardner and a member of its Management Committee; currently a director of The Vollrath Company, Inc., Park Bank, Quad/Graphics, Inc., Phillips Plastics Corporation and Windway Capital Corp.(1)

Philip Wm. Colburn	76	1995	Chairman of the Board of Allen Telecom Inc. from December 1988 to July 2003 and a director of Allen from 1973 to July 2003; from March 1988 to February 1991, Chief Executive Officer of Allen; currently a director of Superior Industries International, Inc. and Andrew Corporation.(2)

Charles E. Johnson	59	2001	Since March 2001, President and Chief Executive Officer of Transpro, Inc.; from 1996 to March 2001, President and Director, and from 1997 to March 2001, Chief Executive Officer, of Canadian General-Tower Ltd., a producer of polymer films and composite materials to the automotive and other markets; from 1984 to 1996, various positions at The Equion Corporation, including President and Chief Operating Officer from 1993 to 1996.

Name	Age	Year First Became Director	Principal Occupation During the Past Five Years
Paul R. Lederer	65	1995	Currently a director of R&B Inc., Maximus, Inc., United Components, Inc. and O'Reilly Automotive, Inc.; prior to retirement in October 1998, Executive Vice President — Worldwide Aftermarket of Federal-Mogul Corporation since February 1998; from November 1994 to February 1998, President and Chief Operating Officer of Fel-Pro Inc., which was acquired by Federal-Mogul Corporation.(1)

Sharon M. Oster	56	1995	Frederic D. Wolfe Professor of Management and Entrepreneurship at the School of Management, Yale University since 1992; from 1992 to 1994, Associate Dean of Yale's School of Management; from 1983 to 1994, Professor of Economics and Management at Yale's School of Management; currently a director of HealthCare REIT, Inc. and The Aristotle Corporation.(2)

F. Alan Smith	73	1995	Chairman of Advanced Accessory Systems, LLC from September 1995 to April 2003; Chairman of Mackie Automotive Systems from May 1998 to December 2001, and a director of 3M from 1986 to 2001; retired from General Motors Corporation in 1992 after 36 years of service; from 1981 to 1992, Executive Vice President and a member of the Board of Directors of GM.(2)

(1)	Member of the Nominating, Governance and Compensation Committee

(2)	Member of the Audit Committee

The business and affairs of Transpro are managed under the direction of our Board of Directors, whose members are elected annually by the stockholders. Our Board of Directors has designated a Nominating, Governance and Compensation Committee and an Audit Committee. Messrs. Lederer, Abraham and Banducci are the members of the Nominating, Governance and Compensation Committee; and Messrs. Smith, Colburn and Ms. Oster are the members of the Audit Committee. Each member of the Audit Committee is independent under Rule 10A-3 of the Securities and Exchange Commission and AMEX listing standards. The Board of Directors has determined that Mr. Smith, Chairman of the Audit Committee, and Mr. Colburn are each an "audit committee financial expert" as that term is defined in Item 401(h) of Regulation S-K of the Securities and Exchange Commission. Each member of the Nominating, Governance and Compensation Committee is independent as provided under AMEX listing standards.

The Nominating, Governance and Compensation Committee recommends to the Board salaries and incentive compensation awards for our officers; reviews and approves guidelines for the administration of incentive compensation programs for other management employees; makes recommendations to the Board with respect to major compensation programs; administers our 1995

Stock Plan and our 1995 Nonemployee Directors Stock Option Plan (the "Directors Plan"), grants stock options and restricted shares of common stock under the 1995 Stock Plan; and issues the Report on Executive Compensation required to be included in our proxy statement by the rules of the Securities and Exchange Commission. This committee also oversees corporate governance issues in accordance with applicable law and American Stock Exchange rules, selects and recommends to the Board nominees for election as directors and considers the performance of incumbent directors in determining whether to recommend them for nomination for re-election. The charter of the Nominating, Governance and Compensation Committee is posted on our website at www.transpro.com.

The Audit Committee is directly responsible for the appointment, compensation and oversight of the audit and related work of our independent auditors. The Audit Committee reviews the degree of their independence; approves the scope of the audit engagement, including the cost of the audit; approves any non-audit services rendered by the auditors and the fees for these services; reviews with the auditors and management our policies and procedures with respect to internal accounting and financial controls and, upon completion of an audit, the results of the audit engagement; and reviews internal accounting and auditing procedures with our financial staff and the extent to which recommendations made by the independent auditors have been implemented. The Audit Committee has adopted a charter that meets the requirements of the Securities and Exchange Commission and the American Stock Exchange and a copy of the charter is posted on our website at www.transpro.com.

During 2004, the Board of Directors held seven meetings, the Nominating, Governance and Compensation Committee held three meetings, and the Audit Committee held twelve meetings. During 2004, each director attended at least 75% of the meetings of the Board of Directors held and of all committees of the Board of Directors on which he or she served while he or she was director or a member of a committee of the Board of Directors, except for Mr. Abraham, who attended six of the ten Board and applicable committee meetings.

If the Modine aftermarket merger is completed, the Company's board of directors will be classified and will have ten members, consisting of six directors from the Company and four directors from Modine. The Company's proxy statement relating to the merger will describe the new board structure in more detail.

Executive Officers of the Registrant

See "Executive Officers of the Registrant" in Part I hereof.

Code of Ethics

Our Board of Directors has approved a Code of Business Conduct in accordance with the rules of the Securities and Exchange Commission and the American Stock Exchange that governs the conduct of each of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Business Conduct is maintained on our website at www.transpro.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the American Stock Exchange. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the copies of these forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2004 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Abraham failed to file Form 4 on a timely basis with respect to a transaction in an account controlled by certain members of his family.

ITEM 11.    EXECUTIVE COMPENSATION

Annual and Long-Term Executive Compensation

The following table sets forth the annual and long-term compensation paid or accrued by Transpro and its subsidiaries to those persons who were the Chief Executive Officer and the other four most highly compensated executive officers at the end of 2004 (collectively, the "named executive officers"), for services rendered by them in all capacities in which they served Transpro and its subsidiaries during 2002, 2003 and 2004.

Summary Compensation Table:

		Annual Compensation (a)		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	All Other Comp. ($)(b)
Charles E. Johnson	2004	$411,154	$398,000	20,000	$5,425
President and Chief Executive	2003	$391,890	$0	0	$9,817
Officer	2002	$381,812	$242,000	35,000	$10,123
Richard A. Wisot	2004	$206,192	$110,000	0	$5,123
Vice President, Treasurer, Secretary	2003	$205,255	$0	0	$6,323
and Chief Financial Officer	2002	$194,778	$60,000	15,000	$3,069
David Albert	2004	$234,331	$140,000	10,000	$28,620
Executive Vice President —	2003	$234,998	$0	0	$10,547
Operations	2002	$200,858	$70,000	25,000	$27,016
Jeffrey L. Jackson	2004	$168,077	$87,000	7,000	$3,626
Vice President — Human Resources	2003	$166,546	$0	0	$3,354
and Process	2002	$157,403	$53,000	26,433	$3,028
Kenneth T. Flynn, Jr.	2004	$143,285	$80,000	0	$4,191
Vice President and Corporate	2003	$142,808	$0	0	$4,569
Controller	2002	$132,138	$27,000	10,000	$3,859

(a)	The aggregate amount of perquisites and other personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for each indicated named executive officer.

(b)	All Other Compensation includes for 2002, 2003 and 2004, respectively, (i) contributions made by Transpro to each named executive officer under its defined contribution plan in the following amounts: Mr. Johnson — $9,064, $8,638 and $4,100; Mr. Wisot — $2,010, $5,144 and $3,798; Mr. Albert — $2,260, $2,211 and $2,841; Mr. Jackson — $2,752, $3,072 and $3,362; and Mr. Flynn — $2,800, $3,390 and $2,866; and (ii) insurance premiums paid by Transpro in 2002, 2003 and 2004 for the benefit of the named executive officers in the following amounts: Mr. Johnson — $1,059, $1,179 and $1,325; Mr. Wisot — $1,059, $1,179 and $1,325; Mr. Albert — $1,059, $1,179 and $1,325; Mr. Jackson — $276, $282 and $264; and Mr. Flynn — $1,059, $1,179 and $1,325. Also includes reimbursement of grossed-up moving expenses in 2002, 2003 and 2004 for Mr. Albert in the amounts of $23,697, $7,157 and $24,454, respectively.

The following table sets forth the grants of stock options made during the year ended December 31, 2004 to the named executive officers:

Name	Number of Securities Underlying Options Granted(a)	% of Total Options Granted to Employees in Fiscal Period(b)	Exercise Price	Expiration Date	Grant Date Present Value (c)
Charles E. Johnson	20,000	17.9%	$4.51	2/25/2014	$57,600
Richard A. Wisot	—	—	—	—	—
David Albert	10,000	8.9%	$4.51	2/25/2014	$28,800
Jeffrey L. Jackson	7,000	6.3%	$5.25	5/06/2014	$20,580
Kenneth T. Flynn, Jr.	—	—	—	—	—

(a)	All options granted are exercisable 25 percent after one year from date of grant, 50 percent after two years from date of grant, 75 percent after three years from date of grant and 100 percent after four years from date of grant.

(b)	Options to purchase a total of 112,000 shares of common stock were issued by Transpro to employees in fiscal 2004.

(c)	Present value calculated using the Black Scholes model assuming a 4.74% interest rate (the rate of treasury securities with a maturity date closest to the expected life of the options) and 54.8% volatility (calculated based upon the performance of the common stock from the date of the spin-off through the grant date).

The following table sets forth information with respect to unexercised options to purchase Transpro common stock held by the named executive officers at December 31, 2004. No options to purchase common stock were exercised in 2004 by these persons.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options at Fiscal Year-End #		Value of Unexercised in-the-Money Options at Fiscal Year-End($)(a)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles E. Johnson	117,500	37,500	$332,150	$44,152
Richard A. Wisot	26,250	13,750	$64,725	$28,475
David Albert	31,250	28,750	$71,375	$51,275
Jeffrey L. Jackson.	24,766	18,667	$63,816	$29,818
Kenneth T. Flynn, Jr.	5,000	5,000	$6,900	$6,900

(a)	Computed based upon the difference between the closing price of Transpro common stock on December 31, 2004 ($6.10) and the exercise price.

Retirement Plan

Each of our named executive officers are covered by a non-contributory defined benefit cash balance plan. We credit an amount, quarterly, to a notional account for each participant under the plan equal to the sum of (i) each participant's total compensation for the quarter (excluding bonus) multiplied by a percentage factor plus (ii) each participant's total compensation for the quarter (excluding bonus) in excess of a fraction of the Social Security wage base multiplied by a percentage factor. The percentage factors are determined under the following table:

Years of Service	Credit Account with % of Pay	Plus % of Pay Above 1/12 of Social Security Taxable Wage Base
Less than 10 years	2.25%	2%
10 to 20 years	3.00%	2%
20 or more years	4.00%	2%

Each year of employment until each participant's normal retirement date (age 65), the notional account balances will be credited quarterly with interest equal to the average of the one-year Treasury bill rate on the first day of October, November and December of the previous calendar year multiplied by his or her account balance at the beginning of the quarter. Upon retirement, the notional account balance will be paid in the form of a lump sum payment or converted to an annuity to provide monthly benefit payments. Upon normal retirement at age 65, Messrs. Johnson, Wisot, Albert, Jackson, and Flynn's estimated annual pension benefits under the cash balance plan are $7,048, $6,973, $8,966, $12,971 and $7,579, respectively.

Employment, Termination of Employment and Change of Control Arrangements

Charles E. Johnson

Effective March 12, 2001, the Company entered into an employment agreement with Charles E. Johnson, our President and Chief Executive Officer. The agreement has a two-year term with automatic one-year extensions upon each anniversary date of the agreement unless either party gives at least 90 days' notice to the contrary. The employment agreement can be terminated by Transpro for "serious cause" (as defined in the employment agreement) or in the event Mr. Johnson becomes disabled, and Mr. Johnson can terminate the agreement for "good reason" (as defined in the agreement). The employment agreement provides annual pension benefits, supplemental to the annual benefits paid under our retirement plans, in an amount determined in accordance with the applicable Transpro retirement plan, without giving effect to limits imposed by the Internal Revenue Code and regulations of the IRS on the amount of benefits payable or compensation that may be used in determining benefits that may be paid to an individual under a Federal income tax qualified plan. As of December 31, 2004, our accrued obligation to Mr. Johnson with respect to his supplemental pension benefit was $25,086. The employment agreement also provides for an annual salary of $360,000 and a bonus of up to 150% of base salary determined based upon performance targets set annually by the Board. Mr. Johnson's annual base salary was increased in March 2002, 2003, 2004 and 2005 to $374,400, $395,000, $415,000 and $440,000, respectively. In addition, under the agreement, in March 2001 Mr. Johnson received options to purchase 60,000 shares of common stock under our 1995 Stock Plan exercisable one third after one year from date of grant, two-thirds after two years from date of grant and 100 percent after three years from date of grant. In June 2001, Mr. Johnson received options to purchase an additional 40,000 shares that are exercisable 50% after March 12, 2002 and 100% after March 12, 2003. The Company also agreed to pay Mr. Johnson's reasonable relocation expenses.

Mr. Johnson's employment agreement contains additional provisions which provide that, in the event the Company terminates Mr. Johnson's employment other than for "serious cause" or his disability, death or retirement, or if Mr. Johnson terminates his employment for "good reason," the Company would pay him an amount equal to his salary for one year and would provide his life, disability, accident, medical and hospitalization insurance benefits during a period of one year after termination. In addition, the Company would pay Mr. Johnson accrued vacation pay and all other amounts to which he is entitled under the agreement prior to termination.

On October 28, 2004, the Company entered into an amendment to its employment agreement with Mr. Johnson. The amendment alters and increases the amounts payable in the event Mr. Johnson's employment is terminated after a change in control transaction and makes certain other changes. Specifically, upon termination within two years after a change of control transaction is presented to our board of directors (formerly within one year):

•	Mr. Johnson's severance payment is increased from (i) 18 months base salary plus next year targeted bonus to (ii) 2.99 times his base amount (as that term is defined in Section 280G of the Internal Revenue Code).

•	Life, long-term disability, and medical, dental and vision insurance coverage and automobile allowance to be provided for three years following termination (formerly to be provided for one year).

•	Immediate vesting of all stock options and restricted stock.

The change of control provisions of Mr. Johnson's agreement were amended to cap payments such that Transpro will not have to pay excise tax under the provisions of Section 4999 of the Internal Revenue Code.

Severance Agreements

Messrs. Wisot, Albert, Jackson and Flynn entered into severance agreements with the Company. Pursuant to their respective severance agreements, if the officer lost his current position (except for termination for "cause" as defined in each severance agreement), or if during the term thereof should there be a material change in ownership, or the sale of a portion of the business, which results in his not having a position similar to his current position including similar pay and benefits then his base salary will continue to be paid until he either secures other full-time employment, or for one year, whichever occurs first.

If the Modine aftermarket merger is completed, the Company will issue 52% of its voting stock, calculated on a fully-diluted basis giving effect to the merger, to Modine shareholders. As a result, the Modine merger may constitute a change-in-control under employment or severance agreements, equity rights or other arrangements, including those described in this section of the Report, to which the Company and certain of its executive officers are parties. The Company's proxy statement relating to the merger will describe these matters and any other interests in the merger which directors or executive officers may have that are in addition to or different from interests of shareholders generally.

Compensation of Directors

The Chairman of the Board of Directors is paid an annual retainer of $48,000 per year for his services as Chairman and $1,000 for each meeting of the Board of Directors attended. The Chairman does not receive any additional compensation for committee participation. All other nonemployee directors are paid $16,000 per year for their services as a director and $1,000 for each meeting of the Board of Directors attended. Each nonemployee member of the Audit Committee and Nominating, Governance and Compensation Committee is paid $2,000 per year for his or her service as a member ($4,000 if Chairman of the committee), and each committee member is paid $500 for each meeting of a committee attended. Directors are not paid fees for actions by unanimous written consent but are compensated for participation in telephonic meetings. Each director and committee member is reimbursed for travel and related expenses incurred in attending meetings.

Under our 1995 Nonemployee Directors Stock Option Plan, the Chairman and each nonemployee director are automatically entitled to a grant of options to purchase 3,200 and 1,500 shares of common stock, respectively, on an annual basis, on the first Friday following our annual meeting of stockholders. However, as there were insufficient shares remaining available for grant pursuant to the Directors Plan, no option grants were made to directors in 2004.

We maintain a matching gift program for the benefit of our directors. Pursuant to the matching gift program, in 2004, we matched gifts to charitable organizations made by the directors in amounts up to $2,500 for each director.

We are party to an employment agreement with Charles E. Johnson, our President and Chief Executive Officer, and a director. For a description of the terms of this agreement, see "Executive Compensation — Employment, Termination of Employment and Change of Control Arrangements."

Compensation Committee Interlocks and Insider Participation

Our Nominating, Governance and Compensation Committee currently consists of three non-employee directors — Messrs. Lederer, Abraham and Banducci. Under our 1995 Nonemployee Directors Stock Option Plan, the Chairman and each nonemployee director, including members of the Nominating, Governance and Compensation Committee, are automatically entitled to a grant of options to purchase 3,200 and 1,500 shares of common stock, respectively, on an annual basis, on the first Friday following our annual meeting of stockholders. However, as there were insufficient shares remaining available for grant pursuant to the Directors Plan, no option grants were made to directors in 2004.

We have from time to time retained the law firm of Foley & Lardner to perform legal services on our behalf. Payments made by us to Foley & Lardner in 2004 were approximately $164,000. Mr. Abraham is a partner at Foley & Lardner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following tables set forth information as of March 1, 2005 with respect to the only persons known to us to be the beneficial owners (for purposes of the rules of the SEC) of more than 5% of the outstanding shares of our common stock as of that date.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		% of Class
Gabelli Funds, LLC GAMCO Investors, Inc. MJG Associates, Inc. Gabelli Advisers, Inc. One Corporate Center Rye, NY 10580	1,207,467	(a)	17.0%

Towle & Co. 12855 Flushing Meadow Drive St. Louis, MO 63131	613,600	(b)	8.6%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	607,100	(c)	8.5%

Paul S. Wilhide 2121 North Fielder Road Arlington, TX 76012	497,413	(d)	7.0%

Ironwood Capital Management, LLC Warren J. Isabelle Richard L. Droster Donald Collins 21 Custom House Street Boston, MA 02110	493,975	(e)	7.0%

Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 4 Tower Bridge, #222 200 Barr Harbor Drive West Conshohocken, PA 19428	453,400	(f)	6.4%

Carl W. Dinger III P.O Box 150 Green Village, NJ 07935	373,900	(g)	5.3%

(a)	This figure is based on information set forth in a Schedule 13D Amendment No. 18 filed with the SEC on February 4, 2005. GAMCO Investors, Inc. ("GAMCO") holds sole voting and dispositive power over 656,167 shares of common stock. Gabelli Funds, LLC holds sole voting and dispositive power over an aggregate of 399,300 shares of common stock. MJG Associates, Inc. ("MJG") holds sole voting and dispositive power over 6,000 shares of common stock. Gabelli Advisers, Inc. holds sole voting and dispositive power over 146,000 shares of common stock. Mario J. Gabelli is the chief investment officer of each of the reporting persons and is the sole shareholder of MJG.

(b)	This figure is based on information set forth in a Schedule 13D filed with the SEC on April 6, 2004. Towle & Co. holds sole voting and dispositive power over 192,400 shares, and shared dispositive power over 421,200 shares.

(c)	This figure is based on information set forth in a Schedule 13G Amendment No. 1 filed with the SEC on February 9, 2005. Dimensional Fund Advisors Inc. holds sole voting and dispositive power over the indicated shares, and acts as an investment advisor or manager to various investment companies, trusts and accounts that own the shares. Dimensional Fund Advisors Inc. disclaims beneficial ownership of the indicated shares.

(d)	This figure is based on information set forth in a Schedule 13G filed with the SEC on December 9, 2002. Mr. Wilhide holds sole voting and dispositive power over all of the indicated shares. Mr. Wilhide also holds 12,781 shares of Transpro's Series B Convertible Redeemable Preferred Stock. Mr. Wilhide's Series B preferred stock is convertible into common stock on a ratio based on the prevailing market price of Transpro common stock; provided that the aggregate Transpro common stock issued upon all Series B preferred stock conversions shall not exceed 7% of the outstanding common stock of Transpro after giving effect to the conversions. In December 2001, Mr. Wilhide converted 11,080 shares of Series B preferred stock into 373,279 shares of Transpro common stock and in November 2002, Mr. Wilhide converted an additional 6,139 shares of Series B preferred stock into 124,134 shares of Transpro common stock.

(e)	This figure is based on information set forth in a Schedule 13G filed with the SEC on February 10, 2005. Each of the listed parties holds shared voting power over 273,475 shares and shared dispositive power over all of the indicated shares.

(f)	This figure is based on information set forth in a Schedule 13G Amendment No. 1 filed with the SEC on February 10, 2005. Athena Capital Management, Inc. holds shared voting and dispositive power over 238,400 shares and Minerva Group, LP holds sole voting and dispositive power over 210,000 shares. David P. Cohen has sole voting and dispositive power over 5,000 shares and is deemed to have beneficial ownership of all of the indicated shares.

(g)	This figure is based on information set forth in a Schedule 13D filed with the SEC on May 10, 2004. Carl W. Dinger III holds sole voting and dispositive power over all of the indicated shares, 22,900 of which are held in three trusts of which Mr. Dinger is co-trustee.

Directors and Officers

The following table sets forth information as of March 1, 2005, with respect to shares of our common stock beneficially owned (for purposes of the rules of the SEC) by each director and each executive officer named in the Summary Compensation Table above and by all directors and current executive officers as a group, except that the information with respect to shares held by the trustee under Transpro's 401(k) Savings Plan is as of December 31, 2004 (the most recent practicable date for such information). Beneficial ownership includes shares that may be obtained within 60 days through the exercise of stock options.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Barry R. Banducci	153,975	(a)	2.2%
Charles E. Johnson	202,130	(b)	2.8%
William J. Abraham, Jr.	69,338(c	)(d)	1.0%
Philip Wm. Colburn	38,313	(c)	*
Paul R. Lederer	15,875(c	)(e)	*
Sharon M. Oster	20,736	(c)	*
F. Alan Smith	27,875	(c)	*
David Albert	47,825	(f)	*
Kenneth T. Flynn, Jr.	5,000	(g)	*
Jeffrey L. Jackson	65,740	(h)	*
Richard A. Wisot	37,250	(i)	*
All directors and executive officers as a group (11 persons)	684,057	(j)	9.2%

*	Less than 1%

(a)	Includes 26,800 shares issuable upon exercise of options. Also includes 53,000 shares held by The Banducci Family LLC.

(b)	Includes 15,180 shares held by the trustee under the Transpro, Inc. 401(k) Savings Plan and 122,500 shares issuable upon exercise of options.

(c)	Includes 12,875 shares issuable upon exercise of options.

(d)	Includes 13,100 shares held in Mr. Abraham's Keogh account.

(e)	Includes 3,000 shares held by the Paul R. Lederer Revocable Trust.

(f)	Includes 11,575 shares held by the trustee under the Transpro, Inc. 401(k) Savings Plan and 33,750 shares issuable upon exercise of options.

(g)	Consists of shares issuable upon exercise of options.

(h)	Includes 33,581 shares held by the trustee under the Transpro, Inc. 401(k) Savings Plan and 28,933 shares issuable upon exercise of options.

(i)	Includes 26,250 shares issuable upon exercise of options.

(j)	Consists of 316,113 shares owned by or on behalf of directors and executive officers; 60,336 shares held on behalf of certain executive officers by the trustee under the Transpro, Inc. 401(k) Savings Plan; and 307,608 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in left column)
Equity compensation plans approved by security holders:
1995 Stock Plan	544,359	$4.00	20,004
Directors' Plan	99,200	$7.50	800

Equity compensation plans not approved by security holders	0	—	0
Total	643,559	$4.54	20,804

Changes in Control

On January 31, 2005, Transpro entered into a merger agreement and a contribution agreement providing for the merger of Modine Manufacturing Company's aftermarket business into Transpro. Pursuant to the terms of the merger agreement and contribution agreement, Modine will spin off its aftermarket business on a debt-free basis to its shareholders, and the resulting company will immediately merge into Transpro. Each step of the transaction is expected to be tax-free to the shareholders of both companies. Following the merger, Transpro's current shareholders will own 48% of the Company's shares, and Modine's shareholders will own 52% of Transpro's shares. In addition, as provided in the Company's 1995 Stock Plan, the consummation of the Merger will result in the accelerated vesting of all stock options outstanding at the time of the merger.

Charles E. Johnson, currently CEO of Transpro, will remain as CEO and continue to serve on the Board of Directors. Additionally, it is contemplated that Transpro's Board of Directors will consist of two independent directors from Modine's Board and two Modine senior executives, as well as five independent directors from Transpro's Board. One of Transpro's current outside directors will serve as Chairman of the Board.

The merger is subject to Transpro shareholder and regulatory approvals and other customary conditions.

Item 13.    Certain Relationships and Related Transactions

We have from time to time retained the law firm of Foley & Lardner to perform legal services on our behalf. Payments made by us to Foley & Lardner in 2004 were approximately $164,000. William J. Abraham, one of our directors, is a partner at Foley & Lardner.

Item 14.    Principal Accountant Fees and Services

Effective September 24, 2004, the Audit Committee of our Board of Directors selected and engaged BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004. BDO Seidman, LLP replaced PricewaterhouseCoopers LLP as our independent registered public accounting firm. PricewaterhouseCoopers LLP had been dismissed as our independent registered public accounting firm on August 20, 2004.

Audit Fees

Aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our annual consolidated financial statements included in the annual report on Form 10-K and the review of interim consolidated financial statements included in the quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2004 and the review and audit of the application of new accounting pronouncements and SEC releases were $340,000 for the year ended December 31, 2004.

Aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the review of interim consolidated financial statements included in quarterly reports on Form 10-Q and the review of the application of new accounting pronouncements and SEC releases were $157,118 and $394,973 for the years ended December 31, 2004 and 2003, respectively.

Audit-Related Fees

Aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not disclosed under "Audit Fees" above were $18,500 for the year ended December 31, 2004. These audit related services include primarily audit work in connection with acquisitions and consultations concerning Section 404 of Sarbanes-Oxley Act.

Aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not disclosed under "Audit Fees" above were $58,359 and $56,120 for the years ended December 31, 2004 and 2003, respectively. These audit related services include primarily audits of the Company's employee benefit plans and audit work in connection with acquisitions.

Tax Fees

Aggregate fees billed by BDO Seidman, LLP for professional services rendered to Transpro for tax compliance, tax advice and tax planning were $2,426 for the year ended December 31, 2004. These tax related services include primarily tax compliance, tax planning and advice.

Aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered to Transpro for tax compliance, tax advice and tax planning were $19,448 and $26,320 for the years ended December 31, 2004 and 2003, respectively. These tax related services include primarily tax compliance, tax planning and advice, and assistance with tax appeals.

All Other Fees

Aggregate fees billed by BDO Seidman, LLP for all other products and services provided to Transpro were zero for the year ended December 31, 2004.

Aggregate fees billed by PricewaterhouseCoopers LLP for all other products and services provided to Transpro were $1,515 and $1,400 for the years ended December 31, 2004 and 2003, respectively. These fees were for accounting research software license fees.

Audit Committee Pre-Approval Policy

Pursuant to its charter, the Audit Committee is responsible for selection, approving compensation and overseeing the independence, qualifications and performance of the independent accountants. The Audit Committee has adopted a pre-approval policy pursuant to which certain permissible audit and non-audit services may be provided by the independent accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and may be subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent accountants, the Audit Committee considers whether such services are consistent with the auditor's independence; whether the independent accountants are likely to provide the most effective and efficient service based upon their familiarity with the company; and whether the service could enhance our ability to manage or control risk or improve audit quality.

Notwithstanding the pre-approval policy, all of the audit-related, tax and other services provided by BDO Seidman, LLP and PricewaterhouseCoopers LLP in fiscal year 2004 and 2003 and related fees were approved in advance by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

(a) (3) Exhibits

The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (b) below.

(b) Exhibits — The following exhibits are filed as part of this report:

2.1	Agreement, dated June 15, 1995, between Allen Heat Transfer Products, Inc., AHTP II, Inc., GO/DAN Industries and Handy & Harman Radiator Corporation.(1)
2.2	Asset Purchase Agreement dated as of April 17, 2000 by and among Transpro, Inc. and Leggett & Platt, Incorporated.(3)
2.3	Asset Purchase Agreement dated December 27, 2002 by and among GO/DAN Industries, Inc., Transpro, Inc., Fedco Automotive Components Company, Inc. and Stant Corporation.(10)
2.4	Agreement and Plan of Merger, dated as of January 31, 2005, among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro.(11)
2.5	Contribution Agreement, dated as of January 31, 2005, among Modine Aftermarket Holdings, Inc., Modine Manufacturing Company, Modine, Inc. and Transpro.(11)
2.6	OEM Acquisition Agreement, dated as of January 31, 2005, between Modine Manufacturing Company and Transpro.(11)
2.7	Amendment to OEM Acquisition Agreement, dated as of March 1, 2005, between Modine Manufacturing Company and Transpro.(12)
3.1 (i)	Restated Certificate of Incorporation of Transpro, Inc.(2)
3.1 (ii)	By-laws of Transpro, Inc., as amended.(6)
4.1	Form of Rights Agreement between the Company and American Stock Transfer & Trust Company, as assignee of the First National Bank of Boston, as Rights Agent (including form of Certificate of Designations of Series A Junior Participating Preferred Stock and form of Rights Certificate).(1)
4.2	Loan and Security Agreement dated as of January 4, 2001, by and between Congress Financial Corporation (New England) as Lender and Transpro, Inc., Ready-Aire, Inc., and GO/DAN Industries, Inc. as Borrowers.(4)
4.3	First Amendment to Loan and Security Agreement with Congress Financial Corporation.(5)
4.4	Second Amendment to Loan and Security Agreement with Congress Financial Corporation.(5)
4.5	Third Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)
4.6	Fourth Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)
4.7	Fifth Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)
4.8	Sixth Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)
4.9	Seventh Amendment to Loan and Security Agreement with Congress Financial Corporation.(8)
4.10	Eighth Amendment to Loan and Security Agreement with Congress Financial Corporation.(9)
4.11	Ninth Amendment to Loan and Security Agreement with Congress Financial Corporation.(10)
4.12	Tenth Amendment to Loan and Security Agreement with Congress Financial Corporation.(13)
4.13	Eleventh Amendment to Loan and Security Agreement with Congress Financial Corporation.(12)

4.14	Amendment No. 2 to Rights Agreement between the Company and American Stock Transfer & Trust Company.(15)
10.1	Transpro, Inc. 1995 Stock Plan.(1)
10.2	Form of Stock Option Agreement under the 1995 Stock Plan.(1)
10.3	Form of Transpro, Inc. 1995 Non-employee Directors Stock Option Plan.(1)
10.4	Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option Plan.(1)
10.5	Form of Contribution Agreement between Allen and the Company.(1)
10.6	Form of Instrument of Assumption of the Company.(1)
10.7	Form of Indemnification Agreement.(1)
10.8	Form of Key Employee Severance Policy.(1)
10.9	Letter Agreement, dated December 15, 1992 between Jeffrey J. Jackson and GO/DAN Industries.(1)
10.10	Employment Agreement between the Company and Charles E. Johnson.(5)
10.11	Amendment No. 1 to Employment Agreement between the Company and Charles E. Johnson ..(14)
21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney (included on signature page).
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96770).

(2)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.

(3)	Incorporated by reference to the Company's Form 8-K filed May 2, 2000.

(4)	Incorporated by reference to the Company's 2000 Form 10-K.

(5)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company's 2001 Form 10-K.

(8)	Incorporated by reference to the Company's Form 8-K filed September 20, 2002.

(9)	Incorporated by reference to the Company's Form 8-K filed November 22, 2002.

(10)	Incorporated by reference to the Company's Form 8-K filed December 27, 2002.

(11)	Incorporated by reference to the Company's Form 8-K filed February 1, 2005.

(12)	Incorporated by reference to the Company's Form 8-K filed March 7, 2005.

(13)	Incorporated by reference to the Company's Form 8-K filed November 19, 2004.

(14)	Incorporated by reference to the Company's Form 8-K filed November 3, 2004.

(15)	Incorporated by reference to the Company's Form 10-Q/A Amendment No, 2 for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPRO, INC.

By:	/s/ CHARLES E. JOHNSON Charles E. Johnson President and Chief Executive Officer

Date: March 28, 2005

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

/s/ WILLIAM J. ABRAHAM, JR.	March 28, 2005

William J. Abraham, Jr., Director

/s/ BARRY R. BANDUCCI	March 28, 2005

Barry R. Banducci, Director

/s/ PHILIP WM. COLBURN	March 28, 2005

Philip Wm. Colburn, Director

/s/ CHARLES E. JOHNSON	March 28, 2005

Charles E. Johnson, President, Chief Executive Officer and Director

/s/ PAUL R. LEDERER	March 28, 2005

Paul R. Lederer, Director

/s/ SHARON M. OSTER	March 28, 2005

Sharon M. Oster, Director

/s/ F. ALAN SMITH	March 28, 2005

F. Alan Smith, Director

/s/ RICHARD A. WISOT	March 28, 2005

Richard A. Wisot Vice President, Treasurer, Secretary and Chief Financial Officer Principal Financial and Accounting Officer