Form 10-Q
period 2005-03-31
TRANSPRO INC
filed 2005-05-12
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

         The number of shares of common stock, $.01 par value, outstanding as of
May 11, 2005 was 7,108,523.

Exhibit Index is on page 17 of this report.

                                  Page 1 of 22

================================================================================

                                      INDEX

                                                                                               PAGE

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Operations for the Three Months
                           Ended March 31, 2005 and 2004                                         3

                      Condensed Consolidated Balance Sheets at March 31, 2005 and December
                           31, 2004                                                              4

                      Condensed Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 2005 and 2004                                         5

                      Notes to Condensed Consolidated Financial Statements                       6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                        11

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                16

           Item 4.    Controls and Procedures                                                   16

PART II.   OTHER INFORMATION

           Item 6.    Exhibits                                                                  17

           Signatures                                                                           18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                                        Three Months
(in thousands, except per share amounts)                                          Ended March 31,
                                                                           ----------------------------
                                                                                2005            2004
                                                                           ------------    ------------

Net sales                                                                      $48,308         $49,436
Cost of sales                                                                   39,341          40,619
                                                                           ------------    ------------
Gross margin                                                                     8,967           8,817
Selling, general and administrative expenses                                    10,575           9,424
Restructuring and other special charges                                            262              --
                                                                           ------------    ------------
Operating loss from continuing operations                                       (1,870)           (607)
Interest expense                                                                 1,457             839
                                                                           ------------    ------------
Loss from continuing operations before taxes                                    (3,327)         (1,446)
Income tax benefit                                                              (1,055)            (62)
                                                                           ------------    ------------
Loss from continuing operations                                                 (2,272)         (1,384)
Income from discontinued operation, net of $506
   and $9 of income tax for 2005 and 2004                                          848             741
Gain on sale of discontinued operation, net of income tax of $2,331              3,899              --
                                                                           ------------    ------------
Net income (loss)                                                               $2,475           $(643)
                                                                           ============    ============
Basic (loss) income per common share:
      From continuing operations                                                $(0.32)         $(0.19)
      From discontinued operation                                                 0.12            0.10
      From gain on sale of discontinued operation                                 0.55              --
                                                                           ------------    ------------
      Net income (loss)                                                         $ 0.35          $(0.09)
                                                                           ============    ============
Diluted (loss) income per common share:
      From continuing operations                                                $(0.32)         $(0.19)
      From discontinued operation                                                 0.12            0.10
      From gain on sale of discontinued operation                                 0.55              --
                                                                           ------------    ------------
      Net income (loss)                                                         $ 0.35          $(0.09)
                                                                           ============    ============

Weighed average common shares             -- basic                                7,107           7,106
                                                                           ============    ============
                                          -- diluted                              7,107           7,106
                                                                           ============    ============

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                                 March 31,           December 31,
                                           ASSETS                                                   2005                  2004
                                                                                              ----------------      ----------------
                                                                                                (unaudited)

Current assets:
     Cash and cash equivalents                                                                     $    423            $      297
     Accounts receivable (less allowances of $2,525 and $2,746)                                      38,066                34,429
     Inventories:
         Raw material and component parts                                                            16,676                16,437
         Work in process                                                                                 33                     3                                                                                                            1,212222
         Finished goods                                                                              61,227                54,771                                                                                                              45,594
                                                                                              -------------       ---------------
              Total inventories                                                                      77,936                71,211
                                                                                              -------------       ---------------
     Other current assets                                                                             2,462                 4,198
                                                                                              -------------       ---------------
       Current assets held for disposition                                                               --                11,403
                                                                                              -------------       ---------------
Total current assets                                                                                118,887               121,538
                                                                                              -------------       ---------------
Property, plant and equipment                                                                        51,663                48,290
Accumulated depreciation and amortization                                                           (32,945)              (32,155)
                                                                                              -------------       ---------------
          Net property, plant and equipment                                                          18,718                16,135
                                                                                              -------------       ---------------
Other assets                                                                                          6,003                 5,621
                                                                                              -------------       ---------------
Long-term assets held for disposition                                                                    --                 6,565
                                                                                              -------------       ---------------
Total assets                                                                                       $143,608              $149,859
                                                                                              =============       ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                                    $36,908               $43,904
     Accounts payable                                                                                33,612                26,647                                                                                                              22,577
     Accrued liabilities                                                                             16,212                17,453
     Current liabilities held for disposition                                                            --                 8,176
                                                                                              -------------       ---------------
Total current liabilities                                                                            86,732                96,180
                                                                                              -------------       ---------------
Long-term liabilities:
     Long-term debt                                                                                   1,035                   120                                                                                                                   7
     Other long-term liabilities                                                                      6,536                 6,724                                                                                                                  13
                                                                                              -------------       ---------------
Total long-term liabilities                                                                           7,571                 6,844
                                                                                              -------------       ---------------
Commitments and contingent liabilities
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
             Authorized 200,000 shares; issued and outstanding -- none at
             March 31, 2005 and December 31, 2004                                                        --                    --
         Series B convertible preferred stock, $.01 par value: Authorized 30,000 shares;
             issued and outstanding; -- 12,781 shares at March 31, 2005 and December 31,
             2004 (liquidation preference $1,278)                                                        --                    --
     Common Stock, $.01 par value:  Authorized 17,500,000 shares; 7,150,459 shares issued at
       March 31, 2005; 7,147,959 shares issued at December 31, 2004; 7,108,523 shares
       outstanding at March 31, 2005; 7,106,023 shares outstanding at December 31, 2004                  71                    71
     Paid-in capital                                                                                 55,052                55,041
     Retained earnings (deficit)                                                                        606                (1,853)
     Accumulated other comprehensive loss                                                            (6,409)               (6,409)
     Treasury stock, at cost, 41,936 shares at March 31, 2005 and December 31, 2004                     (15)                  (15)
                                                                                              -------------       ---------------
Total stockholders' equity                                                                           49,305                46,835
                                                                                              -------------       ---------------
Total liabilities and stockholders' equity                                                         $143,608              $149,859
                                                                                              =============       ===============

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                                Three Months Ended
(Amounts in thousands)                                                                                          March 31,
                                                                                                     ------------------------------
                                                                                                           2005             2004
                                                                                                     ------------      ------------

Cash flows from operating activities:
     Net income (loss)                                                                                     $2,475           $(643)
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities from continuing operations:
         Income from discontinued operation                                                                  (848)           (741)
         Gain on sale of discontinued operation                                                            (6,230)             --
         Depreciation and amortization                                                                      1,107           1,175
         Deferred income taxes                                                                                870              --
         Provision for (benefit from) uncollectible accounts receivable                                      (169)             39
         Non-cash restructuring charges                                                                       214              --
         Gain on sale of building                                                                             (69)            (69)
     Changes in operating assets and liabilities:
         Accounts receivable                                                                               (3,468)          3,800
         Inventories                                                                                       (6,725)         (1,736)
         Accounts payable                                                                                   6,965           6,206
         Accrued expenses                                                                                  (1,323)          1,116
         Other                                                                                               (672)           (177)
                                                                                                    -------------     -----------
Net cash (used in) provided by operating activities of continuing operations                               (7,873)          8,970
Net cash provided by (used in) operating activities of discontinued operation                                 852            (864)
                                                                                                    -------------     -----------
Net cash (used in) provided by operating activities                                                        (7,021)          8,106
                                                                                                    -------------     -----------
Cash flows from investing activities:
     Capital expenditures, net of normal sales and retirements                                             (2,535)           (718)
     Proceeds from sale of discontinued operation                                                          17,000              --
                                                                                                    -------------     -----------
Net cash provided by (used in) investing activities                                                        14,465            (718)
                                                                                                    -------------     -----------
Cash flows from financing activities:
     Dividends paid                                                                                           (16)            (16)
     Net repayments under revolving credit facility                                                        (6,803)         (6,714)
     Repayments of term loan and capitalized lease obligations                                               (510)           (392)
     Proceeds from stock option exercise                                                                       11              --
                                                                                                    -------------     -----------
Net cash used in financing activities                                                                      (7,318)         (7,122)
                                                                                                    -------------     -----------
Increase in cash and cash equivalents                                                                         126             266
     Cash and cash equivalents at beginning of period                                                         297             171
                                                                                                    -------------     -----------
     Cash and cash equivalents at end of period                                                             $ 423           $ 437
                                                                                                    =============     ===========
Non-cash investing and financing activity:
     Entered capital lease obligation                                                                      $1,232           $ 288
                                                                                                    =============     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                                              $1,248           $ 640
                                                                                                    =============     ===========
     Income taxes                                                                                           $ 147           $  66
                                                                                                    =============     ===========

        The accompanying notes are an integral part of these statements.

                                 TRANSPRO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended
December 31, 2004 including the audited financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter ended March 31, 2005 are not necessarily indicative of results for the full year.

         Prior period amounts have been reclassified to conform to current year classifications.

NOTE 2 - SALE OF HEAVY DUTY OEM BUSINESS UNIT

         On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business to Modine Manufacturing Company for $17 million in cash. The sale was made pursuant to the OEM acquisition agreement, dated January 31, 2005, as amended on March 1, 2005. The Company recorded a gain of $3.9 million, which is net of $2.3 million of tax, which is reported as a gain on sale of discontinued
operation in the Consolidated Statements of Operations. The Heavy Duty OEM
business manufactured and distributed heat exchangers to heavy duty truck and industrial and off-highway original equipment manufacturers. Net proceeds from the sale were used to reduce borrowings under the Company's Revolving Credit and
Term Loan Agreements.

         Heavy Duty OEM results for all periods are shown in the attached
Consolidated Statements of Operations as results of discontinued operation. Net sales for the Heavy Duty OEM business were $9.3 million for the period January
1, 2005 through the date of the sale, March 1, 2005, while net sales for the first quarter ended March 31, 2004 were $10.5 million. Income from discontinued
operation for the period January 1, 2005 through the date of the sale, March 1,
2005, was $0.8 million, which is net of $0.5 million of tax, compared to $0.7 million, for the quarter ended March 31, 2004.

         At December 31, 2004, discontinued operation's current assets of $11.4 million included accounts receivable, net of $5.8 million; inventories, net of
$5.2 million; and other current assets of $0.4 million. Discontinued operation's non-current assets reflect gross property, plant and equipment of $22.5 million, less $15.9 million of accumulated depreciation. Discontinued operation's current liabilities include $6.5 million of accounts payable and $1.7 million of accrued expenses.

NOTE 3 - STOCK COMPENSATION COSTS

         The Company applies APB Opinion No. 25 "Accounting for Stock Issued to
Employees" and related interpretations in accounting for its stock option plans.
Accordingly, no compensation cost has been

recognized in the financial statements with respect to stock options. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based
Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based
Compensation-Transition and Disclosure", the pro forma net income (loss) and income (loss) per share for the three months ended March 31, would have been as follows:

                                                        2005            2004
                                                    ------------    ------------
(in thousands, except per share amounts)

Net income (loss):
As reported                                            $ 2,475        $  (643)
Stock based compensation costs, net of tax                 (44)           (52)
                                                       -------        -------
Pro forma                                              $ 2,431        $  (695)
                                                       =======        =======

Basic net income (loss) per common share:
As reported                                            $  0.35        $ (0.09)
Pro forma                                              $  0.34        $ (0.10)

Diluted net income (loss) per common share:
As reported                                            $  0.35        $ (0.09)
Pro forma                                              $  0.34        $ (0.10)

NOTE 4 - COMPREHENSIVE LOSS

         For the three months ended March 31, 2005 and 2004, "Accumulated other comprehensive loss" was comprised of the reported net income (loss) for the period of $2.5 million and $(0.6) million, respectively.

NOTE 5 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         On March 30, 2005 the Company announced that it would be closing two warehousing operations and a returns processing facility in Memphis, Tennessee in connection with the opening of a new distribution facility in Southaven,
Mississippi. The Company is taking these actions in order to streamline its distribution network and enhance its commitment to customer service. The relocation and closing activities are expected to be completed by June 30, 2005 and result in the Company incurring approximately $0.4 million to $0.5 million of restructuring costs. During the quarter ended March 31, 2005, the Company recorded $0.3 million of restructuring costs representing $0.2 million from the write-down to net realizable value of fixed assets, which will no longer be utilized and $0.1 million in relocation costs paid during the period.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued a revised SFAS No. 123(R),
"Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company will be required to adopt SFAS No. 123(R) as of January 1, 2006. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record non-cash stock compensation expenses. The ultimate impact on the results of operations is not determinable as it is dependent on the number of options granted after the effective date.

NOTE 7 - INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per share:

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                ---------------------------------
                                                                                      2005               2004
                                                                                ---------------   ---------------

(in thousands, except per share amounts)
Numerator:
Loss from continuing operations                                                        $(2,272)          $(1,384)
Deduct preferred stock dividend                                                            (16)              (16)
                                                                                ---------------   ---------------
Loss from continuing operations attributable to common stockholders - basic
     and diluted                                                                        (2,288)           (1,400)
Income from discontinued operation, net of tax                                             848               741
Gain on sale of discontinued operation, net of tax                                       3,899                --
                                                                                ---------------   ---------------
Net income (loss) attributable to common stockholders - basic and diluted               $2,459             $(659)
                                                                                ===============   ===============
Denominator:
Weighted average common shares -- basic and diluted                                       7,107             7,106
                                                                                ===============   ===============
Basic (loss) income per common share:
      From continuing operations                                                        $(0.32)           $(0.19)
      From discontinued operation                                                         0.12              0.10
      From gain on sale of discontinued operation                                         0.55                --
                                                                                ---------------   ---------------
      Net income (loss)                                                                  $0.35            ($0.09)
                                                                                ===============   ===============
Dilutive (loss) income per common share:
      From continuing operations                                                        $(0.32)           $(0.19)
      From discontinued operation                                                         0.12              0.10
      From gain on sale of discontinued operation                                         0.55                --
                                                                                ---------------   ---------------
      Net income (loss)                                                                  $0.35            ($0.09)
                                                                                ===============   ===============

         The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended
March 31, 2005 and 2004 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss per share.

         Certain options to purchase common stock were outstanding during the three months ended March 31, 2005 and 2004, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:

                                              Three Months Ended March 31,
                                        --------------------------------------
                                             2005                   2004
                                        ------------------     ---------------

Options outstanding                         56,400                 80,300
Range of exercise prices                $7.75 - $11.75         $5.50 - $11.75

NOTE 8 - BUSINESS SEGMENT DATA

         The Company is organized into two segments, also referred to herein as strategic business groups ("SBG"), based on the type of customer served --
Automotive and Light Truck, and Heavy Duty. The Automotive and Light Truck SBG
is comprised of a Heat Exchange Unit and a Temperature Control Products Unit,
both serving the aftermarket. The Heavy Duty SBG consists only of an Aftermarket unit after the Heavy Duty OEM business unit sale. The table below sets forth information about the reported segments after adjustments to reflect the Heavy
Duty OEM business unit results as a discontinued operation:

                                                            Three Months
                                                           Ended March 31,
                                                      -------------------------
                                                          2005         2004
                                                      -------------------------
                                                           (in thousands)
Net sales:
Automotive and Light Truck                               $40,404     $42,079
Heavy Duty                                                 7,904       7,357

Intersegment transfers:
Automotive and Light Truck                                    --          --
Heavy Duty                                                    --          --
Eliminations                                                  --          --
                                                         -------     -------
  Total net sales                                        $48,308     $49,436
                                                         =======     =======

Operating income (loss) from continuing operations:
Automotive and Light Truck                                 $ 978      $1,817
Restructuring and other special charges                     (262)         --
                                                         -------     -------
   Automotive and Light Truck total                          716       1,817
                                                         -------     -------
Heavy Duty                                                  (258)       (777)
Restructuring and other special charges                       --          --
                                                         -------     -------
   Heavy Duty total                                         (258)       (777)
                                                         -------     -------
Corporate expenses                                        (2,328)     (1,647)
                                                         -------     -------
   Total operating (loss) from continuing operations     $(1,870)    $  (607)
                                                         =======     =======

NOTE 9 - RETIREMENT AND POST-RETIREMENT PLANS

         The components of net periodic benefit costs for the first quarter of
2005 and 2004 are as follows:

                                   RETIREMENT PLANS           POSTRETIREMENT PLANS
                                 ----------------------    -------------------------
                                  2005         2004            2005           2004
                                 ---------  -----------    -------------   ---------
                                                     (in thousands)

Service cost                       $232        $214             $1             $1
Interest cost                       576         456             10             10
Expected return on plan assets     (701)       (560)            --             --
Amortization of net loss            145          59              1              1
                                 ---------  -----------    -------------   ---------
Net periodic benefit cost          $252        $169            $12            $12
                                 =========  ===========    =============   =========

NOTE 10 - MERGER WITH MODINE AFTERMARKET BUSINESS

         On January 31, 2005, the Company entered into a merger agreement and a contribution agreement providing for the merger of Modine Manufacturing
Company's aftermarket business into Transpro. Pursuant to the terms of the merger agreement and contribution agreement, Modine will spin off its aftermarket business on a debt-free basis to its shareholders, and the resulting company will immediately merge into Transpro. Each step of the transaction is expected to be tax-free to the shareholders of both companies. Following the merger, Transpro's current shareholders will own 48% of the new company's shares, and Modine shareholders will own 52%. For accounting purposes, Transpro will be the acquirer.

         On February 4, 2005, the Company was notified that the Antitrust
Division of the Department of Justice, and the Federal Trade Commission had
granted early termination of the waiting period under the Hart-Scott-Rodino
Antitrust Improvements Act of 1976, applicable to the merger. On May 2, 2005, the Company filed a registration statement with the Securities and Exchange
Commission with respect to the merger with Modine Manufacturing Company's aftermarket business. The parties expect to close the merger late in the second quarter or early in the third quarter of calendar 2005, subject to customary conditions, including the approval of Transpro's shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

INTRODUCTION

         The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, subsequent to the sale of the Company's Heavy Duty OEM business on March 1, 2005, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for the heavy duty heat exchanger aftermarket.

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

         During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the Company's operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of restructuring programs in 2003 to include the relocation of the Fedco
Automotive Components Company inventory and machinery, which had been acquired at the end of 2002, to Mexico and salaried headcount reductions made in order to lower overall operating costs. Management believes that benefits from these initiatives have served as a foundation for improvements experienced in 2004 and the first three months of 2005. In 2005, the Company commenced a new round of cost reduction activities with the opening of a new distribution facility in
Southaven, Mississippi and the closure of two warehousing locations and a return goods facility in Memphis, Tennessee. Restructuring expenses associated with this relocation are expected to be $0.4 million to $0.5 million, while the benefits, which will begin to be realized late in the second quarter, are expected to exceed these costs on an annualized basis.

         On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders' approval, providing for the merger of the aftermarket business of
Modine into Transpro and Modine's acquisition of Transpro's Heavy Duty OEM business unit for $17 million in cash. The transaction is expected to increase the Company's consolidated annual sales to over $400 million and add manufacturing and distribution locations in the U.S., Europe and Mexico. In addition, the Company will be focused solely on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. On February 4, 2005, the Antitrust Division of
the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust
Improvements Act of 1976, applicable to the merger. On May 2, 2005, the Company filed its Form S-4 registration statement with the Securities and Exchange
Commission containing the preliminary proxy statement/prospectus for the merger.

The parties expect to close the merger late in the second quarter or early in the third quarter of calendar 2005, subject to customary conditions, including the approval of Transpro's shareholders.

         As discussed in Note 2 of the Notes to Condensed Consolidated Financial
Statements contained in this Form 10-Q, the Company completed the sale of its
Heavy Duty OEM Business to Modine Manufacturing Company on March 1, 2005 for $17
million in cash. The gain from the sale of the business of $6.2 million before taxes of $2.3 has been included in the operating results for the three months ended March 31, 2005. Operating results of the Heavy Duty OEM business unit for periods prior to the sale are shown as a discontinued operation in the
Consolidated Statement of Operations included herein. The proceeds from the sale were utilized to reduce outstanding borrowings under the Company's revolving credit and term loan agreements.

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2005 VERSUS QUARTER ENDED MARCH 31, 2004

         Net sales from continuing operations for the first quarter of 2005 of
$48.3 million were $1.1 million or 2.3% lower than the first quarter of 2004.
The Automotive and Light Truck segment had sales of $40.4 million, which were
$1.7 million or 4.0% below the first quarter of 2004. Heat exchange product sales decreased 4.2%, reflecting lower demand caused by overall market softness, and continuing competitive pricing pressure. Temperature control product sales were 2.2% lower than the prior year period. Despite the impact of new customers added over the past year, temperature control unit demand was unfavorably impacted by changed customer buying patterns, customers' desires to lower inventory levels, a shrinking marketplace due to improved OEM quality and air conditioning system changes and customer hesitation due to two years of soft sales. Heavy Duty segment sales in the first quarter of 2005 were $7.9 million,
$0.5 million or 7.4% above the prior year period. This reflects sales of the
Heavy Duty aftermarket business unit, which benefited from the impact of new product introductions, an increase in unit volume caused by the positive effects of an improving economy on the marketplaces served by this business along with an ability to pass along to customers a portion of the impact of rising commodity costs.

         Gross margin from continuing operations, as a percentage of net sales, was 18.6% versus 17.8% in the first quarter of 2004. The improvement reflects lower product costs due to the benefits of purchasing and manufacturing cost savings initiatives executed by the Company over the past several years. The
Company continues to experience the impact of rising commodity prices. Copper and aluminum costs are approximately 50% and 25%, respectively over their levels of a year ago, and they are continuing to rise. Within the Automotive and Light
Truck segment, the Company has been unable to pass along the impact of these increases to its customers; however, in the Heavy Duty segment, it has had some success. The Company will continue to be focused on cost reduction actions in order to offset the impacts of these rising costs.

         Selling, general and administrative expenses increased as a percentage of net sales to 21.9% from 19.1% in the first quarter of 2004. The increase is mainly attributable to the impact of the initiation of Sarbanes-Oxley compliance activities, higher employee health care costs in the period and new hires and other costs associated with planning for the pending merger with the aftermarket business of Modine Manufacturing. The Company is investing now so that it can accelerate the implementation of merger-related synergy programs. The Company also experienced rising freight costs attributable to higher fuel prices.

         Restructuring costs in the first quarter of 2005 of $0.3 million were associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, which was done in conjunction with the previously announced opening of a new distribution facility in Southaven,
Mississippi. The expenses reflect the cost to relocate inventory and the write-down to net realizable value of certain fixed assets being disposed. When completed in the second quarter, this relocation is expected to result in $0.4 million to $0.5 million of restructuring costs.

         Interest expense of $1.5 million was $0.6 million above last year's levels due to the impact of higher discounting charges from the Company's expanded participation in customer-sponsored vendor payment programs and higher average interest rates, which more than offset the impact of lower average debt levels. Discounting expense was $0.7 million in the first quarter of 2005, compared to $0.1 million in the same period last year reflecting higher levels of customer receivables being collected utilizing these programs and rising factoring rates, which fluctuate in conjunction with the prime interest rate.
Average interest rates on the Company's revolving credit, and term loan borrowings were 5.32% in the first quarter of 2005, compared to 4.0% last year.
Average debt levels were $42.5 million in 2005, compared to $51.0 million last year. Year-over-year interest levels will continue to be higher as a result of expected future increases in interest rates and the Company's continued
utilization of the customer-sponsored vendor payment programs.

         The income tax benefit attributable to continuing operations reflects a federal income tax benefit on the pretax loss offset in part by a provision for foreign income taxes. In 2004, the effective tax rate included only a foreign provision, as the reversal of the Company's deferred tax valuation allowances offset a majority of the state and any federal income tax provisions.

         The loss from continuing operations for the first quarter of 2005 was
$2.3 million, or $0.32 per basic and diluted share, compared to a loss of $1.4 million, or $0.19 per basic and diluted share for the first quarter of 2004.

         As a result of the sale of the Heavy Duty OEM business on March 1,
2005, as described in Note 2 of the accompanying Notes to Condensed Consolidated
Financial Statements, the results of this business are treated as a discontinued
operation. For the period prior to the sale in 2005, the discontinued operations reported income after taxes of $0.8 million or $0.12 per basic and diluted share, compared to income of $0.7 million, or $0.10 per basic and diluted share, for the three months ended March 31, 2004.

         The difference between the $17.0 million selling price and the net book value of the Heavy Duty OEM assets, which were sold less transaction costs, resulted in the recording of a gain on sale after tax of $3.9 million or $0.55 per basic and diluted share.

         Net income for the three months ended March 31, 2005 was $2.5 million or $0.35 per basic and diluted share, compared to a net loss of $0.6 million, or
$0.09 per basic and diluted share for the same period a year ago.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash flow used in operating activities was $7.0 million in the first quarter of 2005. This was comprised of $7.9 million utilized by continuing operations and $0.9 million generated by discontinued operations prior to the sale of the Heavy Duty OEM assets. Accounts receivable levels increased by $3.5 million due to the seasonal nature of the Company's Auto and Light Truck temperature control sales and the timing of customer payments. The Company continues to accelerate the collection of customer receivables utilizing cost effective customer-sponsored vendor programs administered by financial institutions in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers. Inventory levels grew
$6.7 million as the impact of increases related to typical seasonal buying patterns were compounded by softer than anticipated marketplace demand. The
Company believes that inventory levels are higher than necessary and will remain focused on managing inventory levels to better align them with current market conditions and the anticipated impact of merging with the aftermarket business of Modine Manufacturing throughout the remainder of 2005. Accounts payable rose by $7.0 million as a result of the growth in inventory levels. Accrued expenses reflected an outflow of $1.3 million due to the payment of 2004 management incentives. During the first three months of 2004, operations generated $8.1 million of cash. Accounts receivable declined by $3.8 million as the Company participated in a customer-sponsored vendor payment program designed to accelerate the collection of receivables. Inventory levels rose $1.7 million due to the start-up of new customer programs and increases related to typical seasonal buying patterns. Accounts payable rose by $6.2 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivable mix towards longer payment cycles.

         The $2.5 million of capital spending during the first three months of
2005 was primarily associated with the opening of a new distribution center located in Southaven, Mississippi. In addition, the Company entered into a long-term capital lease for the purchase of racking to be used in the distribution center. The Company expects that capital expenditures for the year will be between $7.0 million and $8.0 million, exclusive of any spending requirements associated with the merger with Modine's aftermarket business

         On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and increase the amount available for future borrowings.

         Total debt at March 31, 2005 was $37.9 million, compared to $44.0 million at the end of 2004 and $44.1 million at March 31, 2004. The reduction from year-end reflects the utilization of cash generated by the sale of the
Heavy Duty OEM business offset by borrowings to meet the operating requirements of continuing operations. At March 31, 2005, the Company had $10.4 million available for future borrowings under its Loan Agreement.

         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck segment. In addition, the Company's future cash flow may be impacted by industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. The Company utilizes customer sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of these lengthening terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the
Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the
Company would be successful in securing such additional sources of capital.

The existing Loan Agreement expires on December 27, 2005. The Company is currently negotiating for the extension or replacement of the agreement.

         As a result of the merger with the aftermarket business of Modine, the
Company's liquidity is expected to improve as the assets being acquired will be debt free and the acquired balance sheet will include at least $6.3 million in cash. We presently estimate that the costs of the business realignment and other actions necessary to effectively integrate the business will be funded from cash transferred in the merger, generated by the operations acquired, including cost savings, or result from borrowings under the Company's Loan Agreement.

CRITICAL ACCOUNTING ESTIMATES

         The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued a revised SFAS No. 123(R),
"Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company will be required to adopt SFAS No. 123(R) as of January 1, 2006. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record non-cash stock compensation expenses. The ultimate impact on the results of operations is not determinable as it is dependent on the number of options granted after the effective date.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

         Statements included in Management's Discussion and Analysis of
Financial Condition and Results of Operations, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements
relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Such statements are based upon the current beliefs and expectations of Transpro's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used herein the terms "anticipate," "believe," "estimate," "expect," "may," "objective," "plan,"
"possible," "potential," "project," "will" and similar expressions identify forward-looking statements.

         In addition, there can be no assurance that the transaction with Modine will be completed, or as to its ultimate timing and terms. The following factors relating to the transaction, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the possibility that the companies may be unable to obtain required corporate and regulatory approvals or to satisfy other conditions for the transaction; (2) the risk that the businesses will not be integrated successfully; (3) the risk that the cost savings and any revenue synergies from the transaction may not be fully realized or may take longer to realize than expected; (4) disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers; (5) the transaction may involve unexpected costs; (6) increased competition and its effect on pricing, spending, third-party relationships and revenues; (7) the risk of new and changing regulation in the U.S. and internationally; (8) the possibility that Transpro's businesses may suffer as a result of the transaction; and (9) other uncertainties and risks beyond the control of Transpro. Additional factors that could cause Transpro's results to differ materially from those described in the forward-looking statements can be found in the Annual Report on Form 10-K of Transpro and Transpro's other filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based upon the foregoing, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

         There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                 TRANSPRO, INC.
                                 (Registrant)

Date:  May 12, 2005              By:  /s/ Charles E. Johnson
                                     -------------------------------------------
                                      Charles E. Johnson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date:  May 12, 2005              By:  /s/ Richard A. Wisot
                                     -------------------------------------------
                                      Richard A. Wisot
                                      Vice President, Treasurer, Secretary, and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

