Form 10-Q
period 2005-06-30
TRANSPRO INC
filed 2005-08-15
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from      to

                         Commission file number 1-13894

                          PROLIANCE INTERNATIONAL, INC.
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

                                 TRANSPRO, INC.
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

The number of shares of common stock, $.01 par value, outstanding as of August
11, 2005 was 15,254,318.

Exhibit Index is on page 25 of this report.

                                  Page 1 of 37

================================================================================

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 2005 and 2004         3

                  Condensed Consolidated Balance Sheets at June 30, 2005
                     and December 31, 2004                                     4

                  Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2005 and 2004                   5

                  Notes to Condensed Consolidated Financial Statements         6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      14

         Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk                                                     22

         Item 4.  Controls and Procedures                                     22

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         23

         Item 6.  Exhibits                                                    25

         Signatures                                                           26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)


                                                                    Three Months                   Six Months
                                                                   Ended June 30,                 Ended June 30,
                                                              -------------------------   ---------------------------
                                                                 2005          2004          2005           2004
                                                              ------------  -----------   ------------  -------------

Net sales                                                       $  58,962    $  60,400     $  107,270    $  109,836
Cost of sales                                                      47,537       49,460         86,878        90,079
                                                              ------------  -----------   ------------  ------------
Gross margin                                                       11,425       10,940         20,392        19,757
Selling, general and administrative expenses                       10,878       10,188         21,453        19,612
Restructuring and other special charges                             1,105            -          1,367             -
                                                              ------------  -----------   ------------  ------------
Operating (loss) income from continuing operations                   (558)         752         (2,428)          145
Interest expense                                                    1,892          880          3,349         1,719
                                                              ------------  -----------   ------------  ------------
Loss from continuing operations before taxes                       (2,450)        (128)       (5,777)        (1,574)
Income tax (benefit) provision                                       (359)         33         (1,414)           (29)
                                                              ------------  -----------   ------------  ------------
Loss from continuing operations                                    (2,091)        (161)        (4,363)       (1,545)
Income from discontinued operation, net tax of $0, $32,
 $506, and $41, respectively                                            -          964            848         1,705
Gain on sale of discontinued operation, net of income
  tax of $2,331                                                         -            -          3,899             -
                                                              ------------  -----------   ------------  ------------
Net (loss) income                                               $  (2,091)   $     803     $      384    $      160
                                                              ============  ===========   ============  ============
Basic (loss) income per common share:
     From continuing operations                                 $   (0.30)   $   (0.03)    $    (0.62)   $    (0.22)
     From discontinued operation                                        -         0.14           0.12          0.24
     From gain on sale of discontinued operation                        -            -           0.55             -
                                                              ------------  -----------   ------------  ------------
     Net (loss) income                                          $   (0.30)   $   0.11      $     0.05    $     0.02
                                                              ============  ===========   ============  ============
Diluted (loss) income per common share:
     From continuing operations                                 $   (0.30)   $   (0.03)    $    (0.62)   $    (0.22)
     From discontinued operation                                        -         0.14           0.12          0.24
     From gain on sale of discontinued operation                        -            -           0.55             -
                                                              ------------  -----------   ------------  ------------
     Net (loss) income                                          $   (0.30)   $   0.11      $    0.05     $     0.02
                                                              ============  ===========   ============  ============

Weighed average common shares - Basic                               7,107        7,106          7,107         7,106
                                                              ============  ===========   ============  ============
                              - Diluted                             7,107        7,106          7,107         7,106
                                                              ============  ===========   ============  ============


        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)
                                              ASSETS                                              June 30,       December 31,
                                                                                                    2005             2004
                                                                                               ---------------   --------------
                                                                                                (unaudited)

Current assets:
     Cash and cash equivalents                                                                    $    313          $    297
     Accounts receivable (less allowances of $3,206 and $2,746)                                     42,887            34,429
     Inventories:
         Raw material and component parts                                                           16,401            16,437
         Work in process                                                                                54                 3
         Finished goods                                                                             68,315            54,771
                                                                                               ------------      ------------
              Total inventories                                                                     84,770            71,211
                                                                                               ------------      ------------
     Other current assets                                                                            2,282             4,198
                                                                                               ------------      ------------
       Current assets of discontinued operation                                                          -            11,403
                                                                                               ------------      ------------
Total current assets                                                                               130,252           121,538
                                                                                               ------------      ------------
Property, plant and equipment                                                                       51,848            48,290
Accumulated depreciation and amortization                                                          (33,004)          (32,155)
                                                                                               ------------      ------------
       Net property, plant and equipment                                                            18,844            16,135
                                                                                               ------------      ------------
Other assets                                                                                         6,247             5,621
                                                                                               ------------      ------------
Long-term assets of discontinued operation                                                               -             6,565
                                                                                               ------------      ------------
Total assets                                                                                      $155,343          $149,859
                                                                                               ============      ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit debt and current portion of long-term debt                                  $ 49,767          $ 43,904
     Accounts payable                                                                               35,591            26,647
     Accrued liabilities                                                                            15,466            17,453
     Current liabilities of discontinued operation                                                       -             8,176
                                                                                               ------------      ------------
Total current liabilities                                                                          100,824            96,180
                                                                                               ------------      ------------
Long-term liabilities:
     Long-term debt                                                                                    970               120
     Other long-term liabilities                                                                     6,351             6,724
                                                                                               ------------      ------------
Total long-term liabilities                                                                          7,321             6,844
                                                                                               ------------      ------------
Commitments and contingent liabilities
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
               Authorized 200,000 shares; issued and outstanding -- none at June
               30, 2005 and December 31, 2004                                                            -                 -
         Series B convertible preferred stock,  $.01 par value:  Authorized 30,000 shares;
               issued and outstanding; -- 12,781 shares at June 30, 2005 and December
               31, 2004 (liquidation preference $1,278)                                                  -                 -

     Common Stock, $.01 par value: Authorized 17,500,000 shares; 7,150,459 shares issued at June 30, 2005; 7,147,959 shares issued at December 31,
         2004; 7,108,523 shares outstanding at June 30, 2005; 7,106,023 shares
         outstanding at December 31, 2004                                                               71                71
     Paid-in capital                                                                                55,052            55,041
     Accumulated deficit                                                                            (1,501)           (1,853)
     Accumulated other comprehensive loss                                                           (6,409)           (6,409)
     Treasury stock, at cost, 41,936 shares at June 30, 2005 and December 31, 2004                     (15)              (15)
                                                                                               ------------      ------------
Total stockholders' equity                                                                          47,198            46,835
                                                                                               ------------      ------------
Total liabilities and stockholders' equity                                                        $155,343          $149,859
                                                                                               ============      ============


        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)                                                                                  Six Months
(Amounts in thousands)                                                                      Ended June 30,
                                                                                 ----------------------------------
                                                                                      2005               2004
                                                                                 ---------------    ---------------

Cash flows from operating activities:
     Net income                                                                      $      384          $     160
     Adjustments to reconcile net income to net cash (used in) provided by operating activities from continuing operations:
         Income from discontinued operation                                              (1,354)            (1,746)
         Gain on sale of discontinued operation                                          (6,230)                 -
         Depreciation and amortization                                                    2,222              2,386
         Deferred income taxes                                                            1,376                  -
         Provision for uncollectible accounts receivable                                    616                269
         Non-cash restructuring charges                                                     419                  -
         Gain on sale of building                                                          (138)              (138)
     Changes in operating assets and liabilities:
         Accounts receivable                                                             (9,074)            (6,052)
         Inventories                                                                    (13,559)            (2,401)
         Accounts payable                                                                 8,944              6,587
         Accrued expenses                                                                (2,053)             1,532
         Other                                                                             (982)             1,545
                                                                                 ---------------    ---------------
Net cash (used in) provided by operating activities of continuing operations            (19,429)             2,142
Net cash provided by operating activities of discontinued operation                         852              1,018
                                                                                 ---------------    ---------------
Net cash (used in) provided by operating activities                                     (18,577)             3,160
                                                                                 ---------------    ---------------
Cash flows from investing activities:
     Capital expenditures, net of normal sales and retirements                           (3,754)            (1,663)
     Capital expenditures by discontinued operation                                          -                (870)
     Proceeds from sale of discontinued operation                                        17,000                  -
                                                                                 ---------------    ---------------
Net cash provided by (used in) investing activities                                      13,246             (2,533)
                                                                                 ---------------    ---------------
Cash flows from financing activities:
     Dividends paid                                                                         (32)               (48)
     Net borrowings under revolving credit facility                                       6,216                131
     Repayments of term loan and capital lease obligations                                 (848)              (646)
     Proceeds from stock option exercise                                                     11                  -
                                                                                 ---------------    ---------------
Net cash provided by (used in) financing activities                                       5,347               (563)
                                                                                 ---------------    ---------------
Increase in cash and cash equivalents                                                        16                 64
     Cash and cash equivalents at beginning of period                                       297                171
                                                                                 ---------------    ---------------
     Cash and cash equivalents at end of period                                      $      313          $     235
                                                                                 ===============    ===============
Non-cash investing and financing activity:
     Entered into capital lease obligation                                           $    1,345          $     288
                                                                                 ===============    ===============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                                    $    2,920          $   1,307
                                                                                 ===============    ===============
         Income taxes                                                                $      656          $     137
                                                                                 ===============    ===============

        The accompanying notes are an integral part of these statements.


                          PROLIANCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended
December 31, 2004 including the audited financial statements and notes thereto included therein.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter ended June 30, 2005 are not necessarily indicative of results for the full year.

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

         Heavy Duty OEM results for all periods are shown in the attached
Consolidated Statements of Operations as results of discontinued operation. Net sales for the Heavy Duty OEM business were $9.3 million for the period January
1, 2005 through the date of the sale, March 1, 2005, while net sales for the three and six months ended June 30, 2004 were $11.8 million and $22.3 million, respectively. Income from discontinued operation for the period January 1, 2005 through the date of the sale, March 1, 2005, was $0.8 million, which is net of
$0.5 million of tax, compared to $1.0 million and $1.7 million for the three and six months ended June 30, 2004.

         At December 31, 2004, discontinued operation's current assets of $11.4 million included accounts receivable, net of $5.8 million; inventories, net of
$5.2 million; and other current assets of $0.4 million. Discontinued operation's non-current assets reflect gross property, plant and equipment of $22.5 million, less $15.9 million of accumulated depreciation. Discontinued operation's current liabilities included $6.5 million of accounts payable and $1.7 million of accrued expenses.

NOTE 3 - STOCK COMPENSATION COSTS

         The Company applies APB Opinion No. 25 "Accounting for Stock Issued to
Employees" and related interpretations in accounting for its stock option plans.
Accordingly, no compensation cost has been recognized in the financial statements with respect to stock options. Had compensation cost for the
Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting
Standards No. 123 "Accounting for Stock Based Compensation", as amended by SFAS
No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the
pro forma net (loss) income and (loss) income per share would have been as follows:



                                                          Three Months                     Six Months
                                                         Ended June 30,                  Ended June 30,
                                                    -------------------------        ------------------------
                                                       2005          2004               2005         2004
                                                    ------------   ----------        -----------  -----------
                                                             (in thousands, except per share amounts)

Net (loss) income:
As reported                                             $(2,091)       $ 803              $ 384       $  160
Stock-based compensation costs, net of tax                  (53)         (52)               (97)        (104)
                                                    ------------   ----------        -----------  -----------
Pro forma                                               $(2,144)       $ 751              $ 287       $   56
                                                    ============   ==========        ===========  ===========
Basic net (loss) income per common share:
As reported                                             $ (0.30)       $0.11              $0.05       $ 0.02
Pro forma                                               $ (0.30)       $0.10              $0.04          $ -
Diluted net (loss) income per common share:
As reported                                             $ (0.30)       $0.11              $0.05       $ 0.02
Pro forma                                               $ (0.30)       $0.10              $0.04       $    -


NOTE 4 - COMPREHENSIVE (LOSS) INCOME

         For the three and six months ended June 30, 2005 and 2004, "Accumulated other comprehensive (loss) income" was comprised of the reported net (loss)
income for the period of $(2.1) million and $0.4 million in 2005 and $0.8 million and $0.2 million in 2004, respectively.

NOTE 5 - RESTRUCTURING AND OTHER SPECIAL CHARGES

         On March 30, 2005 the Company announced that it would be closing two warehousing operations and a returns processing facility in Memphis, Tennessee in connection with the opening of a new distribution facility in Southaven,
Mississippi. The Company is taking these actions in order to streamline its distribution network and enhance its commitment to customer service. The closing and relocation activities were completed by June 30, 2005 and resulted in the
Company incurring approximately $0.5 million of restructuring costs. No employees were terminated as a result of this relocation.

         On April 8, 2005 the Company announced that it would close its aluminum heater manufacturing facility in Buffalo, New York and move all its aluminum heater production to its Nuevo Laredo, Mexico facility. The Company is taking these actions in order to improve its product cost position. The closing and relocation activities are expected to be completed by September 30, 2005 and will result in the Company incurring approximately $0.9 million to $1.2 million of restructuring costs. This closure resulted in the termination of 54 employees.

         The remaining reserve balance at June 30, 2005 is classified in other accrued liabilities. A summary of the reserve activity is as follows:



                                  Balance at             Charge to            Cash            Non-Cash          Balance at
                               December 31, 2004         Operations         Payments          Write-off        June 30, 2005
                              --------------------   ------------------  ---------------   ---------------  -------------------

Workforce related                     $   -                 $  627              $ (290)           $   -               $337
Facility consolidations                   -                    321                (321)               -                  -
Asset write-down                          -                    419                   -              (419)                -
                                     -------              ---------        ------------       ----------           -------
Total                                 $   -                 $1,367              $ (611)           $ (419)             $337
                                     =======              =========        ============       ==========           =======


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued a revised SFAS No. 123(R),
"Share-Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company will be required to adopt SFAS No. 123(R) as of January 1, 2006. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record non-cash stock compensation expenses. The ultimate impact on the results of operations is not determinable as it is dependent on the number of options granted after the effective date.

NOTE 7 - (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss)
income per share:


                                                                            Three Months                     Six Months
                                                                           Ended June 30,                  Ended June 30,
                                                                        2005           2004              2005           2004
                                                                    ------------- ---------------    -------------- -------------
                                                                             (in thousands, except per share data)

      Numerator:
      (Loss) from continuing operations                                $ (2,091)        $  (161)         $ (4,363)     $  (1,545)
      Deduct preferred stock dividend                                       (16)            (16)              (32)           (32)
                                                                   -------------  --------------    --------------  -------------
      (Loss) from continuing operations  attributable to
          common stockholders - basic and diluted                        (2,107)           (177)           (4,395)        (1,577)
      Income from discontinued operation, net of tax                          -             964               848          1,705
      Gain on sale of discontinued operation, net of tax                      -               -             3,899              -
                                                                   -------------  --------------    --------------  -------------
      Net (loss) income attributable to common
       stockholders - basic and diluted                                $ (2,107)        $   787          $    352      $     128
                                                                   =============  ==============    ==============  =============

      Denominator:
      Weighted average common shares - basic and
        diluted                                                           7,107           7,106             7,107          7,106
                                                                   =============  ==============    ==============  =============

      Basic (loss) income per common share:
           From continuing operations                                  $  (0.30)        $ (0.03)         $  (0.62)     $   (0.22)
           From discontinued operation                                        -            0.14              0.12           0.24
           From gain on sale of discontinued operation                        -               -              0.55              -
                                                                   -------------  --------------    --------------  -------------
           Net (loss) income                                           $  (0.30)        $  0.11          $   0.05      $    0.02
                                                                   =============  ==============    ==============  =============
      Dilutive (loss) income per common share:
           From continuing operations                                  $  (0.30)        $ (0.03)         $  (0.62)     $   (0.22)
           From discontinued operation                                         -           0.14              0.12           0.24
           From gain on sale of discontinued operation                         -              -              0.55              -
                                                                   -------------  --------------    --------------  -------------
           Net (loss) income                                           $  (0.30)        $  0.11          $   0.05      $    0.02
                                                                   =============  ==============    ==============  =============


         The weighted average basic common shares outstanding were used in the calculation of the diluted loss per common share for the three and six months ended June 30, 2005 and 2004 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share for the periods.

         Certain options to purchase common stock were outstanding during the three and six months ended June 30, 2005 and 2004, but were not included in the computation of diluted loss per share because their exercise prices were greater than the average market price of common shares for the period. The anti-dilutive options outstanding and their exercise prices are as follows:


                                             Three Months Ended June 30,                     Six Months Ended June 30,
                                      -------------------    --------------------    --------------------    -------------------
                                             2005                   2004                    2005                    2004
                                      -------------------    --------------------    --------------------    -------------------

Options outstanding                         56,400                 58,900                  56,400                  87,300
Range of exercise prices                $7.75 - $11.75         $5.88 - $11.75          $7.75 - $11.75          $5.25 - $11.75



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


                                                                    Three Months                          Six Months
                                                                   Ended June 30,                       Ended June 30,
                                                           --------------------------------     --------------------------------
                                                                2005            2004                 2005             2004
                                                           --------------- ----------------     ---------------- ---------------
                                                                                       (in thousands)

Net sales:
Automotive and Light Truck                                        $48,572          $51,284             $ 88,976        $ 93,363
Heavy Duty                                                         10,390            9,116               18,294          16,473
                                                           --------------- ----------------     ---------------- ---------------
  Total net sales                                                 $58,962          $60,400             $107,270        $109,836
                                                           =============== ================     ================ ===============

Operating (loss) income from continuing operations:
Automotive and Light Truck                                        $ 2,527          $ 2,169             $  3,505        $  3,986
Restructuring and other special charges                            (1,105)               -               (1,367)              -
                                                           --------------- ----------------     ---------------- ---------------
   Automotive and Light Truck total                                 1,422            2,169                2,138           3,986
                                                           --------------- ----------------     ---------------- ---------------
Heavy Duty                                                            351               73                   93            (704)
Restructuring and other special charges                                 -                -                    -               -
                                                           --------------- ----------------     ---------------- ---------------
   Heavy Duty total                                                   351               73                   93            (704)
                                                           --------------- ----------------     ---------------- ---------------
Corporate expenses                                                 (2,331)          (1,490)              (4,659)         (3,137)
                                                           --------------- ----------------     ---------------- ---------------
   Total operating (loss) income from
     continuing operations                                        $  (558)         $   752             $ (2,428)       $    145
                                                           =============== ================     ================ ===============



NOTE 9 - RETIREMENT AND POST-RETIREMENT PLANS

         The components of net periodic benefit costs for the three and six months ended June 30, 2005 and 2004 are as follows:



                                                                               THREE MONTHS ENDED JUNE 30
                                                       ---------------------------------------------------------------------------
                                                              RETIREMENT PLANS                       POSTRETIREMENT PLANS
                                                       -------------------------------       -------------------------------------
                                                           2005             2004                  2005                 2004
                                                       -------------    --------------       ----------------     ----------------
                                                                                     (in thousands)

Service cost                                               $    150          $    214                   $  1                  $ 1
Interest cost                                                   372               456                     10                   10
Expected return on plan assets                                 (453)             (559)                    --                   --
Amortization of net loss                                         94                59                      1                    1
                                                       -------------    --------------       ----------------     ----------------
Net periodic benefit cost                                       163               170                     12                   12
Allocated to discontinued operation                              --                62                     --                   --
                                                       -------------    --------------       ----------------     ----------------
Allocated to continuing operations                         $    163          $    108                   $ 12                  $12
                                                       =============    ==============       ================     ================

                                                                                SIX MONTHS ENDED JUNE 30
                                                       ---------------------------------------------------------------------------
                                                              RETIREMENT PLANS                       POSTRETIREMENT PLANS
                                                       -------------------------------       -------------------------------------
                                                           2005             2004                  2005                 2004
                                                       -------------    --------------       ----------------     ----------------
                                                                                     (in thousands)

Service cost                                               $    382          $    428                   $  2                  $ 2
Interest cost                                                   948               912                     20                   20
Expected return on plan assets                               (1,154)           (1,119)                    --                   --
Amortization of net loss                                        239               118                      2                    2
                                                       -------------    --------------       ----------------     ----------------
Net periodic benefit cost                                       415               339                     24                   24
Allocated to discontinued operation                              66               158                     --                   --
                                                       -------------    --------------       ----------------     ----------------
Allocated to continuing operations                         $    349          $    181                   $ 24                  $24
                                                       =============    ==============       ================     ================



         The 2005 pension contribution is currently estimated to be $0.6 million.

NOTE 10 - SUBSEQUENT EVENT- MERGER WITH MODINE AFTERMARKET BUSINESS

         On July 22, 2005, following receipt of approval of the Company's stockholders, the Company completed its merger transaction pursuant to which
Modine Aftermarket Holdings, Inc. merged into the Company. Modine Aftermarket was spun off from Modine immediately prior to the merger and held Modine's aftermarket business. Upon effectiveness of the merger, the Company changed its name to "Proliance International, Inc.". In connection with the merger, the
Company has issued a total of 8,145,795 shares of its common stock to Modine shareholders, or 0.235681 shares for each outstanding Modine common share.
Immediately after the effectiveness of the merger, prior Transpro, Inc.
shareholders owned 48% of the combined company on a fully diluted basis, while
Modine shareholders owned the remaining 52%. For accounting purposes, Transpro will be the acquirer. As disclosed in the Company's Registration Statement on
Form S-4 concerning the merger, it is

anticipated that the net assets acquired in the merger will be significantly in excess of the total consideration for the transaction. This excess will first be utilized to write-down fixed assets to zero and any remainder will be included in the results of operations as negative goodwill. The actual amounts will be determined based upon the final acquisition balance sheet. This transaction will be reflected in the financial statements issued for the period ended September
30, 2005.

         At the Company's Annual Shareholders' meeting, held on July 22, 2005, shareholders approved an increase in the Company's authorized common stock from
17.5 million to 47.5 million.

         On July 25, 2005 the Company announced it will close its Emporia,
Kansas manufacturing facility and move its radiator and oil cooler production to two existing facilities in Mexico. In addition, two heavy duty regional plants and branch distribution centers in Denver, Colorado and Seattle, Washington will also be closed and consolidated into existing facilities. The Company is taking these actions in order to improve its product cost position and streamline its manufacturing capabilities. The closing and relocation actions related to the
Emporia, Kansas facility are expected to be completed by the end of 2005. The closure and relocation of the regional plant and branch distribution facilities are expected to be completed by September 30, 2005 and result in the Company incurring approximately $3.5 million to $4.5 million of restructuring costs.
These closure activities are part of the previously announced restructuring program associated with the merger with Modine Manufacturing Company's aftermarket business, which is expected to total $10 million to $14 million in restructuring charges over the next 12 to 18 months.

         On July 29, 2005 the Company announced it will be closing twenty-two branch locations throughout the United States as another phase of its merger restructuring program. These facilities are being combined into other existing
Company branch locations. These actions are being taken in order to eliminate duplicate facilities and lower distribution costs. The closure and consolidation actions are expected to commence over the next ninety days and will be completed by the end of 2005. They are expected to result in between $0.7 million and $1.0 million of restructuring costs. Of these costs, between $0.6 million and $0.8 million will be associated with moving inventory and fixed assets and for facility exit costs and between $0.1 million and $0.2 million will be one-time personnel related termination expenses. It is expected that all costs will result in future cash expenditures

NOTE 11 - SUBSEQUENT EVENT-AMENDMENT TO DEBT AGREEMENT

         On July 22, 2005, in connection with the merger of the Company with the aftermarket business of Modine, the Company amended its $80.0 million credit facility with Wachovia Capital Financial Corporation (New England), formerly known as Congress Financial Corporation (New England) effective July 21, 2005.
The amended credit facility consists of a revolving credit line with maximum borrowings of $78.3 million and a $1.7 million term loan, each of which was amended to expire on July 21, 2009 (subject to renewal on an annual basis thereafter). Under the amended credit facility, the interest rate is 2% over a
Eurodollar-based rate through April 21, 2006 and ranges from 1.75% to 2.25% over such rate thereafter. The amended credit facility also provides that the Company may pay dividends or repurchase capital stock of up to $3.0 million annually, so long as excess availability is at least $18.0 million for the 30 consecutive days both prior to and following the payment date. The amended credit facility also amends the borrowing base calculation such that (i) up to $55.0 million in respect of eligible inventory may be counted and (ii) availability reserves may be revised for dilution in respect of the Company's accounts. The amended facility adds financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if excess availability exceeds
$15.0 million), (ii) minimum excess availability ($5.0 million at all times through June 30, 2006 and $13.0 million immediately after giving effect to the merger), and (iii) capital expenditures (not to exceed $12.0 million in any calendar year, if financed under the credit facility). The Company was required to, and did, satisfy customary conditions to the amendment of the credit facility and obtained Wachovia's consent to the merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

INTRODUCTION

         The Company designs, manufactures and markets heat transfer products
(consisting of radiators, radiator cores, heater cores and condensers) and temperature control (air conditioning) products (including compressors, accumulators and evaporators) for the automotive and light truck aftermarket. In addition, subsequent to the sale of the Company's Heavy Duty OEM business on
March 1, 2005, as described in Note 2 of the attached Notes to Condensed
Consolidated Financial Statements, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for the heavy duty heat exchanger aftermarket.

         The Company is currently organized into two strategic business groups based upon the type of customer served - Automotive and Light Truck and Heavy
Duty. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes, as well as cash flow from operations, which reflects operating results and asset management. As a result of the merger with the aftermarket business of Modine Manufacturing Company ("Modine"), as described in Note 10 of the attached Notes to Condensed Consolidated Financial
Statements, the Company is evaluating the segments which it will use to organize and manage the business going forward. In order to evaluate market trends and changes, management utilizes a variety of economic and industry data including miles driven by vehicles, average age of vehicles, gasoline usage and pricing and automotive and light truck vehicle population data. In the heavy duty segment, we also utilize Class 7 and 8 truck production data and industrial and off-highway equipment production.

         Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders' approval, providing for the merger of the aftermarket business of
Modine into Transpro and Modine's acquisition of Transpro's Heavy Duty OEM business unit. Note 10 of the Notes to Condensed Consolidated Financial
Statements contained in this Form 10-Q, describes the merger with the aftermarket business of Modine which occurred on July 22, 2005. The transaction will likely increase the Company's consolidated annual sales to over $400 million and add manufacturing and distribution locations in the U.S., Europe and
Mexico. In addition, the Company will now be focused solely on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. As a result of this transaction the
Company has a stronger balance sheet and is better positioned to face the market challenges of the future. In conjunction with the merger, the Company's name was changed from Transpro, Inc. to Proliance International, Inc. The Company has
also announced that in conjunction with the merger, it was undertaking a restructuring program, which is expected to total $10 million to $14 million over the next 12 to 18 months and will generate savings in excess of $30 million on an annualized basis, when completed.

         As discussed in Note 2 of the Notes to Condensed Consolidated Financial
Statements contained in this Form 10-Q, the Company completed the sale of its
Heavy Duty OEM Business to Modine Manufacturing Company on March 1, 2005 for
$17.0 million in cash. The gain from the sale of the business of $6.2 million before taxes of $2.3 million has been included in the operating results for the six months ended June 30, 2005.

Operating results of the Heavy Duty OEM business unit for periods prior to the sale are shown as a discontinued operation in the Consolidated Statement of
Operations included herein. The proceeds from the sale were utilized to reduce outstanding borrowings under the Company's revolving credit and term loan agreements.

         In 2005, the Company commenced a new round of cost reduction activities with the opening of a new distribution facility in Southaven, Mississippi and the closure of two warehousing locations and a returns good facility in Memphis,
Tennessee, and the closure of an aluminum heater manufacturing plant in Buffalo,
New York, and the relocation of this production to an existing facility in
Mexico. Restructuring expenses associated with these relocations are estimated to be $1.3 million to $1.7 million, while the benefits to be realized are expected to exceed these costs on an annualized basis.

         Operating performance in any given quarter is not necessarily indicative of performance for the full year as the Company's business is subject to seasonal fluctuations. Sales peak during the second and third quarters due to increased demand for replacement radiator and air conditioning components in the
Automotive & Light Truck segment.

OPERATING RESULTS

QUARTER ENDED JUNE 30, 2005 VERSUS QUARTER ENDED JUNE 30, 2004

         Sales of continuing operations for the second quarter of 2005 of $59.0 million were $1.4 million or 2.4% below the second quarter of 2004. The
Automotive and Light Truck segment had sales of $48.6 million, which were $2.7 million or 5.3% below the second quarter of 2004. Heat exchange product sales decreased 11.9%, while temperature control product sales were 27.3% above the prior year period. Heat exchange product sales were impacted by increased competitive pricing pressure and a soft start to the normal selling season. Unit volume has been impacted by changes in customer buying habits and their desires to lower inventory levels, combined with rising gasoline prices which contributed to little or no year over year growth in miles driven. The competitive pricing pressure, which we are currently experiencing, is anticipated to continue in the future. Temperature control product sales increased due to sales demand from a customer added during the year. Volume across the Automotive and Light Truck segment was also adversely impacted by a delay in the start of the seasonal selling season due to cooler weather conditions across the country, however, from mid-June onward, we have begun to see some strengthening in orders with the onset of warmer weather. Heavy Duty
Aftermarket Unit sales of $10.4 million were 14.0% above the second quarter of
2004 due to the impact of new product lines recently introduced into the marketplace, pricing actions and an increase in unit volume caused by the positive effects of an improving economy.

         Gross margin, as a percentage of net sales, was 19.4% in the second quarter of 2005 versus 18.1% in the second quarter of 2004. The improvement reflects the benefits of cost savings initiatives executed by the Company over the past several years. The Company continues to experience the impact of rising commodity prices. While aluminum costs have returned almost to their levels of a year ago, copper prices remain approximately 25% above a year ago, and continue to rise. Within the Automotive and Light Truck segment, the Company has been unable to recover these costs by market action; however, in the Heavy Duty segment, it has had some success. In addition, as noted below, gross margin has been impacted by the increasing pricing pressure being experienced within the
Automotive and Light Truck segment. While the Company will continue to be focused on cost reduction actions in order to offset the impacts of these rising costs, there can be no assurance that it will be able to do so in the future.

         Selling, general and administrative expenses increased as a percentage of net sales to 18.4% in the second quarter of 2005 from 16.9% in the second quarter of 2004. Actual spending levels increased $0.7 million or 6.8%. This increase is mainly attributable to the impact of the initiation of the
Sarbanes-Oxley compliance activities, which added approximately $0.4 million and activities associated with the planning for the merger with the aftermarket business of Modine Manufacturing. Employee health care costs, which had increased during the first quarter of 2005, returned to historical levels during the period.

         Restructuring costs in the second quarter of 2005 of $1.1 million were associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, in conjunction with the opening of a new distribution facility in Southaven, Mississippi, which was announced in the first quarter of 2005, along with the closure of the Company's aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico, which was announced in the second quarter of 2005. The expenses reflect the cost to relocate inventory and fixed assets, the write-down to net realizable value of certain fixed assets being disposed, facility exit costs, and one time employee severance costs. The closure of the Buffalo manufacturing facility resulted in the termination of 54 employees while no employees were terminated as a result of relocating the distribution facility. When completed, prior to the end of the calendar year, these activities are expected to result in restructuring costs of approximately $1.3 million to $1.7 million. It is anticipated that future benefits from these activities will exceed the amount expended for restructuring costs.

         Interest expense was $1.0 million above levels incurred a year ago due to the impact of higher discounting charges from the Company's participation in customer-sponsored vendor payment programs and higher average interest rates, which more than offset the impact of lower average debt levels. Discounting expense was $1.0 million in the second quarter compared to $0.1 million in the same period last year, reflecting higher levels of customer receivables being collected utilizing these programs and rising factoring rates, which fluctuate in conjunction with the LIBOR interest rate. Average interest rates on the
Company's revolving credit and term loan borrowings were 5.82% in the second quarter of 2005 compared with 4.0% last year. Average debt levels were $45.5 million in the 2005 second quarter compared to $49.1 million in the same period in 2004. Year-over-year interest levels will continue to be higher as a result of expected future increases in interest rates and the Company's continued
utilization of the customer-sponsored vendor payment programs.

         The effective tax rate in 2005 reflects a foreign provision and the realization of a portion of the deferred tax asset recorded in 2004. A federal tax benefit on the full amount of losses from continuing operations was not recorded due to the existence of the Company's tax valuation reserve. In 2004, the effective tax rate included only a foreign provision, as the reversal of the
Company's deferred tax valuation allowances offset a majority of the state and any federal income tax provisions.

         The loss from continuing operations for the second quarter of 2005 was
$2.1 million, or $0.30 per basic and diluted share, compared to a loss of $0.2 million, or $0.03 per basic and diluted share for the second quarter of 2004.

         As a result of the sale of the Heavy Duty OEM business on March 1,
2005, as described in Note 2 of the accompanying Notes to Condensed Consolidated
Financial Statements, the results of this business are treated as a discontinued
operation. For the second quarter of 2004, the discontinued operation reported income after taxes of $1.0 million or $0.14 per basic and diluted share.

         Net loss for the three months ended June 30, 2005 was $2.1 million or
$0.30 per basic and diluted share, compared to a net income of $0.8 million, or
$0.11 per basic and diluted share for the same period a year ago.

SIX MONTHS ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004

         For the six months ended June 30, 2005, net sales from continuing operations of $107.3 million were 2.3% below the prior year. Automotive and
Light Truck segment sales were down 4.7% as the 16.5% gain in the temperature control unit, resulting from the addition of a new customer, was more than offset by an 8.3% decline in the heat exchange unit, reflecting competitive pricing pressure and lower volume. The lower volume reflects changes in customer buying habits and a slow start to the normal selling season due to weather, which also had an impact on temperature control products. Heavy Duty Aftermarket sales were 11.1% above levels for the first six months of 2004 due to new product introductions, pricing actions and the impacts of a stronger economy on the marketplaces served by this business unit.

         Gross margins, as a percentage of net sales, for the first six months of 2005 were 19.0% compared with 18.0% a year ago. The improvement in 2005 reflects lower product costs due to improved efficiency and the impact of cost reduction programs implemented during the past several years. These offset the impacts of rising commodity costs and lower margins caused by competitive pricing pressure impacting the Automotive and Light Truck segment. Gross margins for the remainder of 2005 will be adversely impacted by the ongoing competitive pricing pressure discussed above, continued high material costs and lower absorption of overhead costs due to production cutbacks as the Company attempts to rebalance its inventory levels as a result of completing its merger with the
Modine aftermarket business. In addition, margins will be lowered by the write-off of the opening balance sheet adjustment to reflect the acquisition inventory at fair market value.

         Selling, general and administrative expenses for the six months increased by $1.8 million to 20.0% of sales versus 17.9% of sales a year ago.
The increase is primarily attributable to the impact of the initiation of
Sarbanes-Oxley compliance activities, higher employee health care costs incurred in the first quarter of 2005 and new hires and other costs associated with planning for the merger with the aftermarket business of Modine.

         Restructuring and other special charges of $1.4 million for the first six months of 2005 represent costs associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, in conjunction with the opening of a new distribution facility in Southaven,
Mississippi, which was announced in the first quarter of 2005, along with the closure of the Company's aluminum heater manufacturing facility in Buffalo, New
York and the relocation of these activities to an existing facility in Nuevo
Laredo, Mexico, which was announced in the second quarter of 2005. No restructuring costs were recorded in 2004.

         Interest costs were $1.6 million above last year for the first six months of 2005, due to higher discounting fees associated with participating in customer sponsored vendor payment programs, and higher average interest rates which offset the impact of lower average debt levels. Discounting fees for the first six months of 2005 were $1.7 million compared to $0.2 million in 2004.
This reflects increased participation in the

programs offered by our customers and rising interest rates. Average interest rates on our revolving credit facility were 5.6% in 2005 compared to 4.0% in
2004, while average debt levels were $44.8 million in 2005 vs. $50.9 million in
2004.

         The effective tax rate in 2005 reflects the realization of a deferred tax asset established in 2004 and a foreign tax provision. A federal tax benefit on the entire loss from continuing operations was not recorded in 2005 due to the existence of the Company's tax valuation reserve. In 2004, the effective tax rate included only a state and foreign provision, as no federal benefit was recorded due to the existence of the valuation reserve.

         The loss from continuing operations for the first six months of 2005 was $4.4 million, or $0.62 per basic and diluted share, compared to a loss of
$1.5 million, or $0.22 per basic and diluted share for the first six months of
2004.

         As a result of the sale of the Heavy Duty OEM business on March 1,
2005, as described in Note 2 of the accompanying Notes to Condensed Consolidated
Financial Statements, the results of this business are treated as a discontinued
operation. For the period prior to the sale in 2005, the discontinued operation reported income after taxes of $0.8 million or $0.12 per basic and diluted share, compared to income of $1.7 million, or $0.24 per basic and diluted share, for the six months ended June 30, 2004.

         The difference between the $17.0 million selling price and the net book value of the Heavy Duty OEM assets, which were sold less transaction costs, resulted in the recording of a gain on sale after tax of $3.9 million or $0.55 per basic and diluted share in 2005.

         Net income for the six months ended June 30, 2005 was $0.4 million or
$0.05 per basic and diluted share, compared to a net income of $0.2 million, or
$0.02 per basic and diluted share for the same period a year ago.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $18.6 million in the first six months of 2005. This was comprised of $19.4 million utilized by continuing operations and $0.9 million generated by the discontinued Heavy Duty OEM business prior to its sale. Continuing operations accounts receivable levels increased by $9.0 million due to the seasonal increase in receivable balances over year end levels. This impact was partially offset as the Company continued
to accelerate the collection of customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution and by working directly with other customers. This accelerated collection was done in an effort to offset the continuing trend towards longer customer dating terms by
"blue chip" customers. Inventory levels grew $13.6 million reflecting a build up in anticipation of demand adjustments as a result of the merger transaction and restructuring activities, increases associated with the relocation of aluminum heater manufacturing operations from Buffalo to Mexico and higher than planned levels due to the drop in Automotive and Light Truck sales demand attributable to the delayed start of the normal selling season. The Company believes that inventories are higher than necessary and will remain focused on managing inventory levels to better align inventory with changes in customer demand and to reflect the impact of the merged Modine aftermarket business throughout the remainder of 2005. Production cutbacks associated with these efforts to lower inventory levels will result in lower operating gross margins in future periods.
Accounts payable rose by $8.9 million as a result of the growth in inventory levels as well as our

efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles. During the first six months of 2004, operations generated $3.2 million of cash. Continuing operations generated $2.1 million while the discontinued HD-OEM business generated $1.1 million. Continuing operations accounts receivable in 2004 rose by $6.1 million due to seasonal increases in receivable balances. Inventories rose by $2.4 million in 2004 due to the start-up of new customer programs and increases related to typical seasonal buying patterns. Accounts payable rose by $6.6 million in 2004, as a result of the growth in inventory levels, as well as our efforts to balance payables with the ongoing shift in customer receivable mix towards longer payment cycles.

         The $3.8 million of capital spending during the first six months of
2005 was primarily associated with the opening of a new distribution center located in Southaven, Mississippi. In addition, the Company entered into a long-term capital lease for the purchase of racking to be used in the distribution center. The Company expects that capital expenditures for the year will be between $7.0 million and $8.0 million, exclusive of any spending requirements associated with the merger with Modine's aftermarket business.

         On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and increase the amount available for future borrowings.

         Total debt at June 30, 2005 was $50.7 million, compared to $44.0 million at the end of 2004 and $50.7 million at June 30, 2004. The increase in debt levels from year-end reflects the utilization of cash generated by the sale of the Heavy Duty OEM business offset by borrowings to meet the operating requirements of continuing operations. At June 30, 2005 the Company had $6.1 million available for future borrowings under its Loan Agreement.

         On July 22, 2005, in connection with the merger of the Company with the aftermarket business of Modine, the Company amended its $80.0 million credit facility (the "Loan Agreement") with Wachovia Capital Financial Corporation (New
England), formerly known as Congress Financial Corporation (New England)
effective July 21, 2005. The amended credit facility consists of a revolving credit line with maximum borrowings of $78.3 million and a $1.7 million term loan, each of which was amended to expire on July 21, 2009 (subject to renewal on an annual basis thereafter). Under the amended credit facility, the interest rate is 2% over a Eurodollar-based rate through April 21, 2006 and ranges from
1.75% to 2.25% over such rate thereafter. The amended credit facility also provides that the Company may pay dividends or repurchase capital stock of up to
$3.0 million annually, so long as excess availability is at least $18.0 million for the 30 consecutive days both prior to and following the payment date. The amended credit facility also amends the borrowing base calculation such that (i)
up to $55.0 million in respect of eligible inventory may be counted and (ii)
availability reserves may be revised for dilution in respect of the Company's accounts. The amended facility adds financial covenants for (i) minimum EBITDA
(tested quarterly commencing September 30, 2005 and not required if excess availability exceeds $15.0 million), (ii) minimum excess availability ($5.0 million at all times through June 30, 2006 and $13.0 million immediately after giving effect to the Modine merger), and (iii) capital expenditures (not to exceed $12.0 million in any calendar year end, if financed under the credit facility). The Company was required to, and did, satisfy customary conditions to the amendment of the credit facility and obtained Wachovia's consent to the merger.

         The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck segment. In addition, the Company's future cash flow may be impacted by continued
competitive pricing pressures and industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of these lengthening customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the
Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the
Company would be successful in securing such additional sources of capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued a revised SFAS No. 123(R),
"Share-Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company will be required to adopt SFAS No. 123(R) as of January 1, 2006. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record non-cash stock compensation expenses. The ultimate impact on the results of operations is not determinable as it is dependent on the number of options granted after the effective date.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

         Statements included in this filing, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Such statements are based upon the current beliefs and expectations of Proliance management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used in this filing the terms
"anticipate," "believe," "estimate," "expect," "may," "objective," "plan,"
"possible," "potential," "project," "will" and similar expressions identify forward-looking statements.

         In addition, the following factors relating to the merger with the
Modine Manufacturing Company aftermarket business, among others, could cause actual results to differ from those set forth in the forward-looking statements:
(1) the risk that the businesses will not be integrated successfully; (2) the risk that the cost savings and any revenue synergies from the transaction may not be fully realized or may take longer to realize than expected; (3)
disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers; (4) the transaction may involve unexpected costs; (5) increased competition and its effect on pricing, spending, third-party relationships and revenues; (6) the risk of new and changing regulation in the U.S. and internationally; (7) the possibility that
Proliance's historical businesses may suffer as a result of the transaction and
(8) other uncertainties and risks beyond the control of Proliance. Additional factors that could cause Proliance's results to differ materially from those described in the forward-looking statements can be found in the Company's Annual
Report on Form 10-K. The forward-looking statements contained herein are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

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

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based upon the foregoing, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

         There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on July 22,
2005 six proposals were voted upon and approved by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal and broker non-votes are set forth below.

         A vote was taken for the election of seven Directors of the Company to hold office until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

             Nominee                       For            Withheld
----------------------------------    --------------    --------------
Barry R. Banducci                       6,089,683          472,989
William J. Abraham, Jr.                 5,736,665          826,007
Philip Wm. Colburn                      6,090,687          471,985
Charles E. Johnson                      6,067,440          495,232
Paul R. Lederer                         6,091,212          471,460
Sharon M. Oster                         6,090,162          472,510
F. Alan Smith                           6,091,742          470,930

         A vote was taken on the proposal to ratify the appointment of BDO
Seidman, LLP as Transpro's independent registered public accounting firm for the year ending December 31, 2005. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

       For              Against          Abstain           Broker Non-Vote
------------------    ------------     ------------     ----------------------
6,551,890             4,159               6,622                   0

         A vote was taken on the approval of the Company's Equity Incentive
Plan. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

       For              Against          Abstain           Broker Non-Vote
------------------    ------------     ------------     ----------------------
3,885,285             869,851            17,808               1,789,728

         A vote was taken on the approval of the merger of the Company with
Modine Aftermarket Holdings, Inc. by adopting the merger agreement. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

       For              Against          Abstain           Broker Non-Vote
------------------    ------------     ------------     ----------------------
4,740,501             26,258              6,185               1,789,728

         A vote was taken on the approval of an adjournment of the annual meeting to another time or place to permit further solicitation of proxies if necessary to obtain additional votes in favor of the merger proposal. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

       For              Against          Abstain           Broker Non-Vote
------------------    ------------     ------------     ----------------------
5,855,611             669,994            37,066                   0

         A vote was taken on the approval of the increase in the number of authorized shares of the Company's common stock from 17.5 million to 47.5 million. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

       For              Against          Abstain           Broker Non-Vote
------------------    ------------     ------------     ----------------------
5,972,516             574,245            15,911                   0

         The foregoing proposals are described more fully in the Company's proxy statement/prospectus-information statement dated June 21, 2005, filed with the
Securities and Exchange Commission pursuant to Section 14 (a) of the Securities
Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6. EXHIBITS

        10.1  Director's Replacement Option Agreement
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

                               PROLIANCE INTERNATIONAL, INC.
                               (Registrant)

Date:  August 12, 2005         By:  /s/ Charles E. Johnson
                                  ----------------------------------------------
                               Charles E. Johnson
                               President and Chief Executive Officer (Principal
                               Executive Officer)

Date:  August 12, 2005         By:  /s/ Richard A. Wisot
                                  ----------------------------------------------

                               Richard A. Wisot
                               Vice President, Treasurer, Secretary, and Chief
                               Financial Officer (Principal Financial and
                               Accounting Officer)

