Form 10-Q
period 2005-09-30
PROLIANCE INTERNATIONAL, INC.
filed 2005-11-14
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of common stock, $.01 par value, outstanding as of
November 11, 2005 was 15,255,818.

Exhibit Index is on page 27 of this report.

================================================================================

                                  Page 1 of 32

                                      INDEX

                                                                                           PAGE
                                                                                           ----

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements
                 Condensed Consolidated Statements of Operations for the Three and Nine
                    Months Ended September 30, 2005 and 2004                                 3
                 Condensed Consolidated Balance Sheets at September 30, 2005 and
                    December 31, 2004                                                        4
                 Condensed Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2005 and 2004                                        5
                 Notes to Condensed Consolidated Financial Statements                        6
         Item 2. Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                           16
         Item 3. Quantitative and Qualitative Disclosures About Market Risk                 25
         Item 4. Controls and Procedures                                                    25
PART II. OTHER INFORMATION
         Item 4. Submission of Matters to a Vote of Security Holders                        26
         Item 5. Other Information                                                          27
         Item 6. Exhibits                                                                   27
         Signatures                                                                         28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                                      Three Months          Nine Months
(in thousands, except per share amounts)                     Ended September 30,   Ended September 30,
                                                             -------------------   -------------------
                                                                2005       2004      2005       2004
                                                              --------   -------   --------   --------

Net sales                                                     $101,953   $58,004   $209,223   $167,839
Cost of sales                                                   86,893    44,998    173,771    135,077
                                                              --------   -------   --------   --------
Gross margin                                                    15,060    13,006     35,452     32,762
Selling, general and administrative expenses                    21,043    10,012     42,496     29,623
Restructuring charges                                            1,507        --      2,874         --
                                                              --------   -------   --------   --------
Operating (loss) income from continuing operations              (7,490)    2,994     (9,918)     3,139
Interest expense                                                 2,171     1,392      5,520      3,111
                                                              --------   -------   --------   --------
(Loss) income from continuing operations before taxes           (9,661)    1,602    (15,438)        28
Income tax provision (benefit)                                     208       214     (1,206)       185
                                                              --------   -------   --------   --------
(Loss) income from continuing operations                        (9,869)    1,388    (14,232)      (157)
Income from discontinued operation, net of tax of $0, $45,
   $506, and $86 respectively                                       --     1,270        848      2,975
Gain on sale of discontinued operation, net of income tax
   of $2,331                                                        --        --      3,899         --
Extraordinary income - write-off of negative goodwill           13,207        --     13,207         --
                                                              --------   -------   --------   --------
Net income                                                    $  3,338   $ 2,658   $  3,722   $  2,818
                                                              ========   =======   ========   ========
Basic income (loss) per common share:
   From continuing operations                                 $  (0.75)  $  0.19   $  (1.55)  $  (0.03)
   From discontinued operation                                      --      0.18       0.09       0.42
   From gain on sale of discontinued operation                      --        --       0.42         --
   From extraordinary income - write-off of negative
      goodwill                                                    1.00        --       1.44         --
                                                              --------   -------   --------   --------
   Net income                                                 $   0.25   $  0.37   $   0.40   $   0.39
                                                              ========   =======   ========   ========
Diluted income (loss) per common share:
   From continuing operations                                 $  (0.75)  $  0.19   $  (1.55)  $  (0.03)
   From discontinued operation                                      --      0.17       0.09       0.42
   From gain on sale of discontinued operation                      --        --       0.42         --
   From extraordinary income - write-off of negative
      goodwill                                                    1.00        --       1.44         --
                                                              --------   -------   --------   --------
   Net income                                                 $   0.25   $  0.36   $   0.40   $   0.39
                                                              ========   =======   ========   ========
Weighed average common shares- Basic                            13,241     7,106      9,189      7,106
                                                              ========   =======   ========   ========
                             - Diluted                          13,241     7,367      9,189      7,106
                                                              ========   =======   ========   ========

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                                         September 30,   December 31,
                                                                              2005           2004
                                                                         -------------   ------------
                                                                          (Unaudited)

                               ASSETS
Current assets:
   Cash and cash equivalents                                               $  5,190        $    297
   Accounts receivable (less allowances of $4,358 and $2,746)                79,856          34,429
   Inventories:
      Raw material and component parts                                       21,076          16,437
      Work in process                                                         3,069               3
      Finished goods                                                        102,042          54,771
                                                                           --------        --------
         Total inventories                                                  126,187          71,211
                                                                           --------        --------
   Other current assets                                                       6,160           4,198
   Current assets of discontinued operation                                      --          11,403
                                                                           --------        --------
Total current assets                                                        217,393         121,538
                                                                           --------        --------
Property, plant and equipment                                                53,341          48,290
Accumulated depreciation and amortization                                   (34,020)        (32,155)
                                                                           --------        --------
   Net property, plant and equipment                                         19,321          16,135
                                                                           --------        --------
Other assets                                                                  8,696           5,621
                                                                           --------        --------
Other assets of discontinued operation                                           --           6,565
                                                                           --------        --------
Total assets                                                               $245,410        $149,859
                                                                           ========        ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit debt and current portion of long-term debt             $ 47,934        $ 43,904
   Accounts payable                                                          51,815          26,647
   Accrued liabilities                                                       32,017          17,453
   Current liabilities of discontinued operation                                 --           8,176
                                                                           --------        --------
Total current liabilities                                                   131,766          96,180
                                                                           --------        --------
Long-term liabilities:
   Long-term debt                                                             2,425             120
   Other long-term liabilities                                                9,336           6,724
                                                                           --------        --------
Total long-term liabilities                                                  11,761           6,844
                                                                           --------        --------
Commitments and contingent liabilities Stockholders' equity:
   Preferred stock, $.01 par value: Authorized 2,500,000 shares;
      issued and outstanding as follows:
      Series A junior participating preferred stock, $.01 par value:
         Authorized none and 200,000 shares at September 30, 2005
         and December 31, 2004; issued and outstanding none at
         September 30, 2005 and December 31, 2004                                --              --
      Series B convertible preferred stock, $.01 par value:
         Authorized 30,000 shares; issued and outstanding 12,781
         shares at September 30, 2005 and December 31, 2004
         (liquidation preference $1,278)                                         --              --
   Common Stock, $.01 par value: Authorized 47,500,000 and 17,500,000 shares; issued 15,297,754 and 7,147,959 shares; outstanding
      15,255,818 and 7,106,023 shares at September 30, 2005 and
      December 31, 2004, respectively                                           152              71
   Paid-in capital                                                          105,642          55,041
   Retained earnings (deficit)                                                1,821          (1,853)
   Accumulated other comprehensive loss                                      (6,409)         (6,409)
   Accumulated foreign currency translation adjustment                          692              --
   Treasury stock, at cost, 41,936 shares at September 30, 2005 and
      December 31, 2004                                                         (15)            (15)
                                                                           --------        --------
Total stockholders' equity                                                  101,883          46,835
                                                                           --------        --------
Total liabilities and stockholders' equity                                 $245,410        $149,859
                                                                           ========        ========

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                    Nine Months
(Amounts in thousands)                                     Ended September 30,
                                                           -------------------
                                                              2005       2004
                                                            --------   -------
Cash flows from operating activities:
   Net income                                               $  3,722   $ 2,818
   Adjustments to reconcile net income to net cash (used
      in) provided by operating activities from
      continuing operations:
      Income from discontinued operation                      (1,354)   (2,975)
      Gain on sale of discontinued operation                  (6,230)       --
      Depreciation and amortization                            3,411     3,582
      Deferred income taxes                                    1,376        --
      Provision for uncollectible accounts receivable          1,254       422
      Non-cash restructuring charges                           2,517        --
      Gain on sale of building                                  (207)     (207)
      Extraordinary income - write-off negative goodwill     (13,207)       --
   Changes in operating assets and liabilities, net of
      acquisition's opening balance sheet:
      Accounts receivable                                    (13,199)       76
      Inventories                                              3,065    (2,851)
      Accounts payable                                        10,690     4,223
      Accrued expenses                                          (152)    2,378
      Other                                                   (1,183)    1,480
                                                            --------   -------
Net cash (used in) provided by operating activities of
   continuing operations                                      (9,497)    8,946
Net cash provided by operating activities of
   discontinued operation                                        852     2,317
                                                            --------   -------
Net cash (used in) provided by operating activities           (8,645)   11,263
                                                            --------   -------
Cash flows from investing activities:
   Capital expenditures, net of normal sales and
      retirements                                             (5,968)   (2,516)
   Capital expenditures by discontinued operation                 --    (1,189)
   Cash on Modine Aftermarket acquisition balance sheet        3,726        --
   Cash expenditures for merger transaction costs             (6,226)       --
   Proceeds from sale of discontinued operation               17,000        --
                                                            --------   -------
Net cash provided by (used in) investing activities            8,532    (3,705)
                                                            --------   -------
Cash flows from financing activities:
   Dividends paid                                                (64)      (64)
   Net borrowings (repayments) under revolving credit
      facility                                                 5,723    (6,316)
   Repayments of term loan and capital lease obligations      (1,061)     (892)
   Deferred debt issue costs                                    (299)       --
   Proceeds from stock option exercises                           15        --
                                                            --------   -------
Net cash provided by (used in) financing activities            4,314    (7,272)
                                                            --------   -------
Effect of exchange rate changes                                  692        --
                                                            --------   -------
Increase in cash and cash equivalents                          4,893       286
   Cash and cash equivalents at beginning of period              297       171
                                                            --------   -------
   Cash and cash equivalents at end of period               $  5,190   $   457
                                                            ========   =======

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 including the audited financial statements and notes thereto included therein and the Form 8-K containing financial statements reflecting the Heavy Duty OEM business as a discontinued operation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, results of operations and cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the periods ended September 30, 2005 are not necessarily indicative of results for the full year.

     As a result of the merger with the Modine Aftermarket business on July 22,
2005 (see Note 3), the reported results include a subsidiary located in Europe.
The operating results of this business are included in the Consolidated
Statements of Operations on a one-month lag.

     Prior period amounts have been reclassified to conform to current year classifications.

NOTE 2 - SALE OF HEAVY DUTY OEM BUSINESS UNIT

     On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business to Modine Manufacturing Company ("Modine") for $17 million in cash. The sale was made pursuant to the OEM acquisition agreement, dated January 31, 2005, as amended on March 1, 2005. The Company recorded a gain of $3.9 million, which is net of $2.3 million of tax, which is reported as a gain on sale of discontinued operation in the Consolidated Statements of Operations. The Heavy
Duty OEM business manufactured and distributed heat exchangers to heavy duty truck and industrial and off-highway original equipment manufacturers. Net proceeds from the sale were used to reduce borrowings under the Company's credit facility.

     Heavy Duty OEM results for all periods are shown in the attached
Consolidated Statements of Operations as results of discontinued operation. Net sales for the Heavy Duty OEM business were $9.3 million for the period January
1, 2005 through the date of the sale, March 1, 2005, while net sales for the three and nine months ended September 30, 2004 were $14.0 million and $36.3 million, respectively. Income from discontinued operation for the period January
1, 2005 through the date of the sale, March 1, 2005, was $0.8 million, which is net of $0.5 million of tax, compared to $1.3 million and $3.0 million for the three and nine months ended September 30, 2004, which is net of $0.1 million of tax in both periods.

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

NOTE 3 - MERGER WITH MODINE AFTERMARKET BUSINESS

     On July 22, 2005, following receipt of approval of the Company's stockholders, the Company completed its merger transaction pursuant to which
Modine Aftermarket Holdings, Inc. ("Modine Aftermarket") merged into the
Company. Modine Aftermarket was spun off from Modine immediately prior to the merger and held Modine's aftermarket business. Upon effectiveness of the merger, the Company changed its name to "Proliance International, Inc." ("Proliance").
In connection with the merger, the Company has issued a total of 8,145,795 shares of its common stock to Modine shareholders, or 0.235681 shares for each outstanding Modine common share. Immediately after the effectiveness of the merger, prior Transpro, Inc. shareholders owned 48% of the combined company on a fully diluted basis, while Modine shareholders owned the remaining 52%. For accounting purposes, Transpro is the acquirer. As a result of the merger, the
Company is focused solely on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central
America and Europe.

     The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of the acquisition. The Statements of
Operations includes the results of the acquired business for the period subsequent to the acquisition date.

     The aggregate consideration paid for the transaction was as follows (in thousands):

Value of common stock issued
   Common stock                                    $    81
   Paid in capital                                  50,586
                                                   -------
                                                    50,667
Proliance transaction costs                          4,446
Modine transaction costs reimbursed by Proliance     4,200
                                                   -------
Total consideration                                $59,313
                                                   =======

     The shares of stock issued were valued at $6.22 per share, which represented the average closing price of Proliance common stock for the two days before and after the merger agreement was announced.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at July 22, 2005. These amounts are based upon a preliminary opening balance sheet, which is still subject to review and adjustments. The initial purchase price allocations may be adjusted for changes in the estimates of the fair value of the assets acquired and liabilities assumed.

                                (in thousands)
Current assets                     $100,870
Property, plant and equipment        20,214
Other assets                          4,976
                                   --------
   Assets acquired                  126,060
                                   --------
Current liabilities                  30,593
Other liabilities                     2,688
                                   --------
   Liabilities assumed               33,281
                                   --------
Net assets acquired                $ 92,779
                                   ========

     The excess ($33.5 million) of the net assets acquired over the total consideration was first utilized to write-down to zero the acquired property, plant and equipment and intangible assets of the Modine Aftermarket business
($20.3 million). The remaining amount, $13.2 million, was included as extraordinary

income - write-off of negative goodwill, in the determination of net income in the attached Consolidated Statements of Operations.

     The following table summarizes unaudited pro forma financial information for the three and nine months ended September 30, 2005 and 2004 assuming the
Modine Aftermarket merger had occurred on January 1, 2004. The Modine
Aftermarket year end was March 31. The unaudited pro forma financial information uses data corresponding to Proliance's reporting period. This unaudited pro forma information does not represent what would have occurred if the transaction had taken place on January 1, 2004 and does not reflect our future consolidated results of operations or financial position. The unaudited pro forma combined financial statements do not include any adjustments to reflect any of the restructuring costs expected to be incurred in order to combine the operations of Proliance and the Modine Aftermarket business or the anticipated benefits from these synergy actions. These restructuring costs will result from actions taken with respect to both Proliance and Modine Aftermarket business operations, facilities and associates. The charges will be recorded based upon the nature and timing of these integration actions.

                       For the Three Months   For the Nine Months
                        Ended September 30,   Ended September 30,
                       --------------------   -------------------
                          2005       2004       2005       2004
                        --------   --------   --------   --------
                                     (in thousands)
Sales                   $124,604   $116,751   $333,001   $334,826
Net income              $  3,481   $  1,943   $  1,463   $  3,839
Net income per share
   - basic              $   0.26   $   0.27   $   0.15   $   0.53
   - diluted            $   0.26   $   0.26   $   0.15   $   0.53

     During the month of September 2005, the Company sold to Modine, surplus fixed assets, acquired in the merger, which had been written down to zero through the purchase accounting entry. As a result, the $0.5 million of proceeds were recorded as a gain on disposal of fixed assets and included as a reduction of selling, general and administrative expenses in the attached Statements of
Operations.

NOTE 4 - STOCK COMPENSATION COSTS

     The Company applies APB Opinion No. 25 "Accounting for Stock Issued to
Employees" and related interpretations in accounting for its stock option plans.
Accordingly, no compensation cost has been recognized in the financial statements with respect to stock options. Had compensation cost for the
Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting
Standards No. 123 "Accounting for Stock Based Compensation," as amended by SFAS
No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the
pro forma net income and income per share would have been as follows:

                                          Three Months           Nine Months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------
                                          2005     2004         2005     2004
                                         ------   ------       ------   ------
                                        (in thousands, except per share amounts)

Net income:
As reported                              $3,338   $2,658       $3,722   $2,818
Stock-based compensation costs             (363)     (49)        (491)    (153)
                                         ------   ------       ------   ------
Pro forma                                $2,975   $2,609       $3,231   $2,665
                                         ======   ======       ======   ======
Basic net income per common share:
As reported                              $ 0.25   $ 0.37       $ 0.40   $ 0.39
Pro forma                                $ 0.22   $ 0.37       $ 0.35   $ 0.38

Diluted net income per common share:
As reported                              $ 0.25   $ 0.36       $ 0.40   $ 0.39
Pro forma                                $ 0.22   $ 0.35       $ 0.35   $ 0.38

As a result of the merger with Modine Aftermarket, all outstanding unvested employee stock options became fully vested, thus the remaining unrecorded stock-based compensation costs were recorded in the three months ended September
30, 2005.

NOTE 5 - COMPREHENSIVE INCOME

     For the three and nine months ended September 30, 2005, other comprehensive income was comprised of the reported net income for the period of $3.3 million and $3.7 million, respectively plus the accumulated foreign currency translation adjustment of $0.7 million for both periods. For the three and nine months ended
September 30, 2004, other comprehensive income was comprised of the reported net income for the period of $2.7 million and $2.8 million, respectively.

NOTE 6 - RESTRUCTURING CHARGES

     On March 30, 2005, the Company announced that it would be closing two warehousing operations and a returns processing facility in Memphis, Tennessee in connection with the opening of a new distribution facility in Southaven,
Mississippi. The Company took these actions in order to streamline its distribution network and enhance its commitment to customer service. The closing and relocation activities were completed by June 30, 2005 and resulted in the
Company incurring $0.5 million of restructuring costs.

     On April 8, 2005 the Company announced that it would close its aluminum heater manufacturing facility in Buffalo, New York and move all its aluminum heater production to its Nuevo Laredo, Mexico facility. The Company took these actions in order to improve its product cost position. The closing and relocation activities were completed by September 30, 2005 and resulted in the
Company incurring $1.0 million of restructuring costs. This closure resulted in the termination of 54 employees.

     In conjunction with the merger with Modine Aftermarket, the Company commenced a 12 to 18 month restructuring program expected to result in one-time charges of $10 million to $14 million. These actions are designed to lower costs and increase manufacturing and operating efficiencies and include activities impacting existing Proliance locations, which will result in charges to the income statement, and

activities impacting locations acquired in the Modine Aftermarket merger, which costs will be accrued on the opening balance sheet as a purchase accounting entry.

     On July 25, 2005 the Company announced that it would close its Emporia,
Kansas manufacturing facility and move its radiator and oil cooler production to two existing facilities in Mexico. In addition, two heavy duty regional plants and branch distribution centers in Denver, Colorado and Seattle, Washington were also closed and consolidated into existing facilities. The Company is taking these actions in order to lower its product costs and streamline its manufacturing capabilities. The closing and relocation actions related to the
Emporia, Kansas facility are expected to be completed by the end of 2005. The closure and relocation of the regional plant facilities were completed by
September 30, 2005. Combined, these actions will result in the Company incurring approximately $3.5 million to $4.5 million of restructuring costs. Costs associated with Modine facilities were accrued on the opening balance sheet as a purchase accounting entry while costs associated with Proliance facilities are or will be included in the Statements of Operations as restructuring expense.

     On July 29, 2005 the Company announced that it would be closing twenty-two branch locations throughout the United States as another phase of its merger restructuring program. These facilities are being combined into other existing
Company branch locations. These actions are being taken in order to eliminate duplicate facilities and lower distribution costs. The closure and consolidation actions are expected to be completed by the end of 2005. They are expected to result in between $700,000 and $1.0 million of restructuring costs associated with moving inventory and fixed assets and for facility exit costs and one-time personnel related termination expenses. It is expected that all costs will result in future cash expenditures. Costs associated with Modine facilities were accrued on the opening balance sheet as a purchase accounting entry while costs associated with Proliance facilities are or will be included in the Statements of Operations as restructuring expense.

     On September 23, 2005, the Company announced the closing of its copper/brass tube mill operation located in New Haven, Connecticut, as another phase of its previously announced restructuring program. The Company took this action in order to lower ongoing costs. The closing activities are expected to be completed during the fourth quarter of 2005 and will result in the Company incurring approximately $100,000 to $200,000 of restructuring costs. These costs which are associated with relocating inventory and machinery and one-time personnel related expenses associated with the elimination of nine full-time positions are or will be included in the Statements of Operations as restructuring expense. All of the aforementioned costs will result in future cash expenditures.

     On October 7, 2005, the Company announced its decision to (i) close its distribution centers in Orlando, Florida and Kansas City, Missouri and consolidate these activities into two existing facilities in Arlington, Texas and Southaven, Mississippi and (ii) consolidate the portion of its copper/brass radiator production, currently performed at its Nuevo Laredo, Mexico plant, into its Mexico City plant location.

     The Company expects the distribution center closings in Kansas City and
Orlando and the associated relocation actions to be completed by the end of
2005. In conjunction with these actions, the Company expects to incur between
$600,000 and $800,000 in one-time cash restructuring costs related to the relocation of inventory, facility exit costs and personnel-related expenses associated with the elimination of 36 employment positions. The majority of these costs will be accrued on the opening acquisition balance sheet,

resulting in reduction of the negative goodwill generated by the transaction, as they related to the closure of acquired facilities.

     The relocation of the Nuevo Laredo copper/brass radiator production to
Mexico City is expected to be completed during the first calendar quarter of
2006. When this action is completed, the Company will have centralized its copper/brass radiator production in Mexico City and its aluminum radiator production in Nuevo Laredo. Costs associated with this relocation, which are expected to be between $3.0 million and $3.5 million, will be recorded in the
Statements of Operations as restructuring expenses. These include cash expenditures to relocate equipment and employee-related costs associated with the elimination of 194 positions, along with the non-cash write-off of certain inventory and the non-cash write-down of fixed assets, no longer required, to net realizable value. With the relocation of production to Mexico City, the
Company expects to add 42 associates.

     The restructuring reserve balance at September 30, 2005 is classified in other accrued liabilities. A summary of the reserve activity is as follows:

                                                          Modine
                           Balance at                  Aftermarket                             Balance at
                          December 31,    Charge to    Acquisition      Cash      Non-Cash   September 30,
                              2004       Operations   Balance Sheet   Payments   Write-off        2005
                          ------------   ----------   -------------   --------   ---------   -------------
                                                           (in thousands)

Workforce related              $--         $  817         $2,086      $(2,008)    $    --        $  895
Facility consolidations         --            633          2,614       (1,067)         --         2,180
Asset write-down                --          1,924            593           --      (2,517)           --
                               ---         ------         ------      -------     -------        ------
Total                           --         $3,374         $5,293      $(3,075)    $(2,517)       $3,075
                               ===         ======         ======      =======     =======        ======

     Of the $3.4 million of restructuring charges included in the Statements of
Operations, $0.5 million is included in cost of sales as it represents the write down of inventory to net realizable value.

NOTE 7 - RETIREMENT AND POST-RETIREMENT PLANS

     The components of net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30
                                      ---------------------------------------
                                      RETIREMENT PLANS   POSTRETIREMENT PLANS
                                      ----------------   --------------------
                                       2005     2004          2005   2004
                                       -----   -----          ----   ----
                                                  (in thousands)
Service cost                           $ 289   $ 181           $ 1    $ 2
Interest cost                            484     458            10      9
Expected return on plan assets          (552)   (448)           --     --
Amortization of net loss                 111     103             1      1
                                       -----   -----           ---    ---
Net periodic benefit cost                332     294            12     12
Allocated to discontinued operation       --      73            --     --
                                       -----   -----           ---    ---
Allocated to continuing operations     $ 332   $ 221           $12    $12
                                       =====   =====           ===    ===

                                           NINE MONTHS ENDED SEPTEMBER 30
                                      ----------------------------------------
                                       RETIREMENT PLANS   POSTRETIREMENT PLANS
                                      -----------------   --------------------
                                        2005      2004         2005   2004
                                      -------   -------        ----   ----
                                                  (in thousands)
Service cost                          $   672   $   609         $ 2    $ 4
Interest cost                           1,432     1,370          30     29
Expected return on plan assets         (1,707)   (1,567)         --     --
Amortization of net loss                  351       221           4      3
                                      -------   -------         ---    ---
Net periodic benefit cost                 748       633          36     36
Allocated to discontinued operation        66       230          --     --
                                      -------   -------         ---    ---
Allocated to continuing operation     $   682   $   403         $36    $36
                                      =======   =======         ===    ===

     As a result of the merger with Modine Aftermarket, the Company participates in foreign multi-employer pension plans. For the three and nine months ended
September 30, 2005, pension expense for these plans was $88 thousand.

NOTE 8 - INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                Three Months           Nine Months
                                                             Ended September 30,   Ended September 30,
                                                             -------------------   -------------------
                                                                 2005     2004        2005      2004
                                                               -------   ------     --------   ------
                                                              (in thousands, except per share data)

Numerator:
(Loss) income from continuing operations                       $(9,869)  $1,388     $(14,232)  $ (157)
Deduct preferred stock dividend                                    (16)     (16)         (48)     (48)
                                                               -------   ------     --------   ------
(Loss) income from continuing operations attributable to
   common stockholders                                         $(9,885)  $1,372     $(14,280)  $ (205)
Income from discontinued operation, net of tax                      --    1,270          848    2,975
Gain on sale of discontinued operation, net of tax                  --       --        3,899       --
Extraordinary income - write-off of negative goodwill           13,207       --       13,207       --
                                                               -------   ------     --------   ------
Net income attributable to common stockholders -  basic          3,322    2,642        3,674    2,770
Add back: preferred stock dividend                                  --       16           --       --
                                                               -------   ------     --------   ------
Net income attributable to common stockholders - diluted       $ 3,322   $2,658     $  3,674   $2,770
                                                               =======   ======     ========   ======
Denominator:
Weighted average common shares - basic                          13,241    7,106        9,189    7,106
Dilutive effect of stock options                                    --      161           --       --
Dilutive effect of Series B Preferred Stock                         --      100           --       --
                                                               -------   ------     --------   ------
Weighted average common shares - diluted                        13,241    7,367        9,189    7,106
                                                               =======   ======     ========   ======
Basic income (loss) per common share:
   From continuing operations                                  $ (0.75)  $ 0.19     $  (1.55)  $(0.03)
   From discontinued operation                                      --     0.18         0.09     0.42
   From gain on sale of discontinued operation                      --       --         0.42       --
   From extraordinary income - write-off of negative goodwill     1.00       --         1.44       --
                                                               -------   ------     --------   ------
   Net income                                                  $  0.25   $ 0.37     $   0.40   $ 0.39
                                                               =======   ======     ========   ======
Diluted income (loss) per common share:
   From continuing operations                                  $ (0.75)  $ 0.19     $  (1.55)  $(0.03)
   From discontinued operation                                      --     0.17         0.09     0.42
   From gain on sale of discontinued operation                      --       --         0.42       --
   From extraordinary income - write-off of negative goodwill     1.00       --         1.44       --
                                                               -------   ------     --------   ------
   Net income                                                  $  0.25   $ 0.36     $   0.40   $ 0.39
                                                               =======   ======     ========   ======

     The weighted average basic common shares outstanding were used in the calculation of the diluted loss per common share for the three and nine months ended September 30, 2005 and the nine months ended September 30, 2004 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on loss per share for the periods.

     Certain options to purchase common stock were outstanding during the three and nine months ended September 30, 2005 and 2004, but were not included in the computation of diluted (loss) income per share because their exercise prices were greater than the average market price of common shares for the periods. The anti-dilutive options outstanding and their exercise prices are as follows:

                           Three Months Ended September 30,   Nine Months Ended September 30,
                           --------------------------------   -------------------------------
                                 2005             2004             2005             2004
                            --------------   --------------   --------------   --------------

Options outstanding             56,400           58,900           56,400           58,900
Range of exercise prices    $7.75 - $11.75   $5.88 - $11.75   $7.75 - $11.75   $5.88 - $11.75

NOTE 9 - AUTHORIZED COMMON STOCK

     At the Company's Annual Shareholders' meeting, held on July 22, 2005, shareholders approved an increase in the Company's authorized common stock from
17.5 million shares to 47.5 million shares.

NOTE 10 - AMENDMENT TO DEBT AGREEMENT

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

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                            2005     2004
                                                          ------    ------
                                                           (in thousands)

Non-cash investing and financing activity:
   Entered into capital lease obligation                  $ 1,673   $  288
                                                          =======   ======
   Common stock issued for net assets of Modine
      Aftermarket business                                $50,667   $   --
                                                          =======   ======
   Accrued expense for unpaid merger transaction costs    $ 1,052   $   --
                                                          =======   ======
   Sale of inventory and fixed assets to reduce
      accounts payable                                    $    --   $1,554
                                                          =======   ======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest                                               $ 4,823   $2,468
                                                          =======   ======
   Income taxes                                           $   722   $  253
                                                          =======   ======

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 - BUSINESS SEGMENT DATA

     Subsequent to the merger with Modine Aftermarket and the sale of the Heavy
Duty OEM business, the Company has been reorganized into two segments, based upon the geographic area served - Domestic and International. The Domestic marketplace supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment includes heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America.

     The table below sets forth information about the reported segments.
Previous years' data has been restated based upon the new segments.

                                                          Three Months          Nine Months
                                                      Ended September 30,   Ended September 30,
                                                      -------------------   -------------------
                                                         2005       2004      2005       2004
                                                       --------   -------   --------   --------
                                                                    (in thousands)

Net sales:
Domestic                                               $ 91,355   $58,004   $198,625   $167,839
International                                            10,598        --     10,598         --
                                                       --------   -------   --------   --------
   Total net sales                                     $101,953   $58,004   $209,223   $167,839
                                                       ========   =======   ========   ========
Operating (loss) income from continuing operations:
Domestic                                               $ (3,279)  $ 4,879   $    368   $  8,192
Restructuring and other special charges                  (1,414)       --     (2,781)        --
                                                       --------   -------   --------   --------
   Domestic total                                        (4,693)    4,879     (2,413)     8,192
                                                       --------   -------   --------   --------
International                                               420        --        420         --
Restructuring and other special charges                     (93)       --        (93)        --
                                                       --------   -------   --------   --------
   International total                                      327        --        327         --
                                                       --------   -------   --------   --------
Corporate expenses                                       (3,124)   (1,885)    (7,832)    (5,053)
                                                       --------   -------   --------   --------
   Total operating (loss) income from continuing
      Operations                                       $ (7,490)  $ 2,994   $ (9,918)  $  3,139
                                                       ========   =======   ========   ========

     An analysis of total net sales by product line is as follows:

                                               For the Nine Months
                                               Ended September 30,
                                              --------------------
                                                 2005       2004
                                               --------   --------
                                                  (in thousands)
Automotive and light truck heat exchange       $137,301   $123,623
Automotive and light truck air conditioning      37,772     18,530
Heavy duty heat exchange                         34,150     25,686
                                               --------   --------
Total net sales                                $209,223   $167,839
                                               ========   ========

NOTE 14 - SUBSEQUENT EVENT - AMENDMENT TO DEBT AGREEMENT

     On October 20, 2005, the Company amended its Loan and Security Agreement
(the "Loan Agreement") with Wachovia Capital Finance Corporation (New England), pursuant to a Thirteenth Amendment to Loan and Security Agreement. Under the
amended Loan Agreement, the Unused Line Fee was reduced through June 30, 2006.
The amended Loan Agreement changes financial covenants for (i) minimum EBITDA
(tested quarterly commencing September 30, 2005 and not required if Excess
Availability exceeds $15.0 million) such that minimum EBITDA for the September
30, 2005 and December 31, 2005 test dates is a higher negative amount, and (ii)
minimum Excess Availability ($5.0 million at all times through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the
Maximum Credit under the amended Loan Agreement of $80.0 million or the
Revolving Loan Ceiling.

     The amended Loan Agreement also adds a financial covenant requiring that consolidated inventory, excluding the Company's NRF and Mexpar subsidiaries, as of December 31, 2005 will not exceed $122.0 million. The Company was required to, and did, satisfy customary conditions to the amendment of the Loan
Agreement.

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

     As a result of the merger with the aftermarket business of Modine on July
22, 2005, the Company is organized into two segments based upon the geographic area served-Domestic and International. The domestic segment includes sales to customers located in the United States and Canada, while International includes sales to customers located in Mexico, Europe and Central America. Management evaluates the performance of its reportable segments based upon operating income
(loss) before taxes as well as cash flow from operations which reflects operating results and asset management.

     In order to evaluate market trends and changes, management utilizes a variety of economic and industry data including miles driven by vehicles, average age of vehicles, gasoline usage and pricing and automotive and light truck vehicle population data. With respect to heavy duty products, we also utilize Class 7 and 8 truck production data and industrial and off-highway equipment production data.

     Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders' approval, providing for the merger of the aftermarket business of
Modine into the Company and Modine's acquisition of the Company's Heavy Duty OEM business unit. Note 3 of the Notes to Condensed Consolidated Financial
Statements contained in this Form 10-Q, describes the merger with the
Aftermarket business of Modine which occurred on July 22, 2005. The transaction will likely increase the Company's consolidated annual sales to over $400 million and add manufacturing and distribution locations in the U.S., Europe,
Mexico and Central America. In addition, the Company will now be focused solely on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. As a result of this transaction, the Company has a stronger balance sheet and is better positioned to face the market challenges of the future. In conjunction with the merger, the Company's name was changed from Transpro, Inc. to Proliance
International, Inc. The Company has also announced that in conjunction with the merger, it was undertaking a restructuring program, which is expected to total
$10 million to $14 million over the next 12 to 18 months and will generate savings in excess of $30 million on an annualized basis, when completed.

     As discussed in Note 2 of the Notes to Condensed Consolidated Financial
Statements contained in this Form 10-Q, the Company completed the sale of its
Heavy Duty OEM Business to Modine Manufacturing Company on March 1, 2005 for
$17.0 million in cash. The gain from the sale of the business of $6.2 million before taxes of $2.3 million has been included in the operating results for the nine months ended September 30, 2005. Operating results of the Heavy Duty OEM business unit for periods prior to the sale are shown as a discontinued
operation in the Consolidated Statement of Operations included herein. The proceeds from the sale were utilized to reduce outstanding borrowings under the
Company's revolving credit and term loan agreements.

     In 2005, prior to the closing of the Modine Aftermarket merger, the Company commenced a new round of cost reduction activities with the opening of a new distribution facility in Southaven, Mississippi and the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, and the closure of an aluminum heater manufacturing plant in Buffalo, New York, and the relocation of this production to an existing facility in Mexico. Restructuring expenses associated with these relocations are estimated to be $1.3 million to
$1.7 million, while the benefits to be realized are expected to exceed these costs on an annualized basis.

     Operating performance in any given quarter is not necessarily indicative of performance for the full year as the Company's business is subject to seasonal fluctuations. Sales peak during the second and third quarters due to increased demand for radiator and air conditioning components during the warmer summer months.

OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 2005 VERSUS QUARTER ENDED SEPTEMBER 30, 2004

     Net sales from continuing operations for the third quarter of 2005 of
$102.0 million were $44.0 million or 75.8% above the third quarter of 2004. The third quarter of 2005 included $34.6 million of sales by businesses acquired from Modine for the period July 22, 2005 through the end of the quarter and
$67.4 million of sales by historical Proliance business units. Domestic heat exchange product sales during the third quarter of 2005 were $58.7 million, including $14.5 million resulting from the business acquired in the Modine
Aftermarket merger, compared to $43.9 million in the comparable period of 2004.
While unit volumes returned to more normal levels during the quarter due to the increased demand for radiators, this impact was offset by continuing competitive pricing pressure. Domestic temperature control product sales during the third quarter of 2005 were $21.0 million, including $9.2 million resulting from the business acquired in the Modine Aftermarket merger, compared to $4.9 million in the comparable period of 2004. This significant volume improvement reflects sales to an expanded number of new store locations with an existing customer and warmer weather conditions across most of the country throughout most of the quarter. Domestic Heavy Duty product sales during the third quarter of 2005 were
$11.7 million including $0.4 million resulting from the Modine Aftermarket merger, compared to $9.2 million in the comparable period of 2004. The impact of new product lines recently introduced into the marketplace, pricing actions and an increase in unit volume caused by the positive effects of an improving economy accounts for the year-over-year improvement. International sales in 2005 resulted entirely from the business acquired in the Modine Aftermarket merger.

     Gross margin, as a percentage of net sales, was 14.8% in the third quarter of 2005 versus 22.4% in the third quarter of 2004. This reduction reflects actions taken at our Nuevo Laredo facility to lower production levels in order to reduce inventory levels and generate cash flow. As a result, there was a $2.6 million increase in unabsorbed overhead which lowered gross margin during the period. These production cutbacks are expected to continue into the fourth quarter of 2005, as the Company plans to lower inventory levels further. In addition, the Company continues to experience the impact of rising commodity prices. Copper prices during the quarter were approximately 33% above a year ago and were at their highest point at the end of the quarter. Within the Automotive and Light Truck heat exchange product lines, the Company has been unable to recover these costs by market action; however, in the Heavy Duty heat exchange product lines, it has had some success. In addition, gross margin has been impacted by the increasing pricing pressure being experienced within the
Automotive and Light Truck heat exchange product lines. While the Company will continue to be focused on cost reduction actions in order to offset the impacts of these rising costs, there can be no assurance that it will be able to do so in the future. Margin for the quarter was also impacted by the $1.1 million write-off of a portion of the fair market value adjustment of inventory which was recorded as part of the purchase accounting entry, with respect to the
Modine Aftermarket merger. This adjustment is being written off based on inventory turnover and will be fully written off by year end. Gross margin for the quarter was also reduced by $0.5 million as a result of restructuring costs associated with the write down of inventory to net realizable value.

     Selling, general and administrative expenses increased as a percentage of net sales to 20.6% in the third quarter of 2005 from 17.3% in the third quarter of 2004. While spending increased $11.0 million or 110.2%, this was largely due to the impact of the merger. In addition the Company incurred costs associated with the integration of IT, communications and financial information of the two businesses as well as costs associated with the Company's name change from
Transpro, Inc. to Proliance International, Inc. In addition, the year-over-year increase reflects costs attributable to the Sarbanes-Oxley compliance activities initiated during the year and higher freight costs caused by the rising price of gasoline. Expense levels were lowered

by a $0.5 million gain recorded during the quarter due to the sale of surplus machinery and equipment, acquired in the merger. These assets had been written down to a zero net book value in the purchase accounting entry.

     Restructuring costs in the third quarter of 2005 of $1.5 million were associated with the closure of the Company's aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico, which was announced in the second quarter of 2005. In addition the Company incurred costs associated with activities impacting existing Proliance facilities, which were part of the $10 million to $14 million restructuring program announced at the time of the merger. These included costs associated with the closure of branch and plant locations and their consolidation into existing Modine aftermarket facilities, the closure of the Company's New Haven tube mill and the relocation of copper/brass radiator production from the Company's Nuevo Laredo manufacturing facility to the Mexico City facility. Restructuring costs are associated with the movement of inventory and fixed assets, one-time personnel-related costs and the write down of fixed assets, with no future use, to net realizable value.
These activities are expected to be completed by the first quarter of 2006.

     Interest expense was $0.8 million above levels incurred a year ago due to the impact of higher discounting charges from the Company's participation in customer-sponsored vendor payment programs and higher average interest rates.
Discounting expense was $1.1 million in the third quarter compared to $0.5 million in the same period last year, reflecting higher levels of customer receivables being collected utilizing these programs and rising factoring rates, which fluctuate in conjunction with the LIBOR interest rate. Average interest rates on the Company's revolving credit and term loan borrowings were 5.96% in the third quarter of 2005 compared with 4.33% last year. Average debt levels were $52.9 million in the 2005 third quarter compared to $52.7 million in the same period in 2004. Year-over-year interest expense levels will continue to be higher as a result of expected future increases in interest rates and the
Company's continued utilization of the customer-sponsored vendor payment programs. The Company is attempting to offset this impact somewhat by lowering average debt levels through inventory reductions and other working capital management activities.

     The effective tax rates in 2005 and 2004 reflect only foreign and state provisions. A federal tax benefit on the full amount of losses from continuing operations was not recorded due to the uncertainty of the recoverability of such amounts.

     The loss from continuing operations for the third quarter of 2005 was $9.9 million, or $0.75 per basic and diluted share, compared to income of $1.4 million, or $0.19 per basic and diluted share for the third quarter of 2004.

     As described in Note 2 of the accompanying Notes to Condensed Consolidated
Financial Statements, on March 1, 2005, the Company sold its Heavy Duty OEM business. The results for periods prior to the sale are shown as results of discontinued operation. During the third quarter of 2004, the discontinued
operation generated income of $1.3 million or $0.18 per basic and $0.17 per diluted share.

     As a result of the merger with the Aftermarket business of Modine on July
22, 2005, as described in Note 3 of the attached Notes to Condensed Consolidated
Financial Statements, there was an excess of net assets acquired ($92.8 million)
over total consideration paid ($59.3 million). This excess was first utilized to write down to zero the acquired fixed and intangible assets ($20.3 million)
while the remaining $13.2 million was recorded as negative goodwill and the write off was included as extraordinary income in the determination of net income in the attached Statements of Operations. The earnings per share impact of the negative goodwill write-off was $1.00 per basic and diluted share for the third quarter of 2005. The amount of negative goodwill recorded in the third quarter was lower than previous estimates due to changes in the amount of net assets acquired, an increased amount of transaction costs and changes in the purchase accounting adjustments. These purchase accounting adjustment changes included the establishment of a tax valuation reserve of $4.5 million on the deferred tax assets acquired. The Company will receive a benefit in future periods from this valuation reserve, to the extent it generates U.S. pre-tax income. The calculation of negative goodwill is preliminary and may change in the future since it is based upon estimates at this time of the fair value of the assets acquired and liabilities assumed.

     Net income for the three months ended September 30, 2005 was $3.3 million or $0.25 per basic and diluted share, compared to a net income of $2.7 million, or $0.37 per basic and $0.36 per diluted share for the same period a year ago.
The decline in earnings per share for the quarter is attributable to the increase in average common shares outstanding as a result of the Modine
Aftermarket merger which occurred on July 22, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004

     For the nine months ended September 30, 2005, net sales from continuing operations of $209.2 million were $41.4 million or 24.7% above the same period in 2004. Included in sales for the nine months ended September 30, 2005 was
$34.6 million from the businesses added by the Modine Aftermarket merger and
$174.6 from historical Proliance operations. Domestic heat exchange sales were
$131.8 million during the first nine months of 2005, compared to $123.6 million in the comparable period of 2004. This increase reflects $14.5 million from the businesses acquired in the Modine Aftermarket merger offset by the impact of competitive pricing pressures. Volume declines experienced during the first half of the year caused by changes in customer buying habits and a slow start to the normal selling seasons were offset by the improvements experienced in the third quarter due to warmer weather conditions. In the domestic temperature control product lines sales are $36.8 million during the first nine months of 2005 compared to $18.5 million in the comparable period of 2004 reflecting $9.2 million from the businesses acquired in the Modine Aftermarket merger combined with increased sales to an expanded number of store locations associated with an existing customer. Domestic heavy duty product sales were $30.0 million during the first nine months of 2005 compared to $25.7 million in the comparable period of last year due to $0.4 million from the business acquired in the Modine
Aftermarket merger, new product introductions, pricing actions and the impacts of a stronger economy on the marketplaces served by this business unit.
International sales for the first nine months of 2005 reflect sales generated from the businesses acquired in the Modine Aftermarket merger.

     Gross margins, as a percentage of net sales for the first nine months of
2005 were 16.9% compared to 19.5% a year ago. Margins have been adversely impacted by unabsorbed overhead generated by the production cutbacks initiated in the third quarter at our facility in Nuevo Laredo, Mexico in order to reduce inventory levels, ongoing pricing pressure impacting the domestic heat exchange product lines, continued rising commodity costs and the write-off of $1.1 million of the purchase accounting adjustment to reflect acquisition inventory at fair market value. It is expected that margins in the fourth quarter will continue to be adversely impacted by these factors. In addition, margins were lowered by $0.5 million of restructuring costs which occurred in the third quarter. While the Company has accelerated its cost reduction activities associated with the merger, the impacts of these actions will not generally be seen in operating results until 2006.

     Selling, general and administrative expenses for the nine months increased by $12.9 million to 20.3% of sales compared to 17.6% of sales a year ago. This increase is primarily attributable to IT, communication and other costs associated with the integration of the two businesses as a result of the merger.
In addition, there were costs associated with the Company's name change and the initiation of Sarbanes-Oxley compliance activities, increased freight costs reflecting the higher price of gasoline and higher employee health care costs incurred in the first quarter of 2005, offset in part by a gain on the sale of surplus assets acquired in the merger.

     Restructuring charges of $2.9 million for the first nine months of 2005 represent costs associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, in conjunction with the opening of a new distribution facility in Southaven, Mississippi, which was announced in the first

quarter of 2005, along with the closure of the Company's aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico, which was announced in the second quarter of 2005. In addition, it reflects actions under the restructuring program initiated in conjunction with the merger, which are associated with existing Proliance facilities. This includes the closure of plant and branch locations, the closure of a tube mill operation in New Haven,
Connecticut and the relocation of copper/brass production from our Nuevo Laredo facility to our Mexico City facility. No restructuring costs were recorded in
2004.

     Interest costs were $2.4 million above last year for the first nine months of 2005, due to higher discounting fees associated with participating in customer sponsored vendor payment programs, and higher average interest rates which were offset partially by the impact of lower average debt levels.
Discounting fees for the first nine months of 2005 were $2.7 million compared to
$0.7 million in 2004. This reflects increased participation in the programs offered by our customers and rising interest rates. Average interest rates on our revolving credit facility were 5.68% in 2005 compared to 4.29% in 2004, while average debt levels were $47.4 million in 2005 vs. $51.6 million in 2004.

     The effective tax rate in 2005 reflects the realization of a deferred tax asset established in 2004 and foreign and state tax provisions. A federal tax benefit on the entire loss from continuing operations was not recorded in 2005 due to the existence of the Company's tax valuation reserve. In 2004, the effective tax rate included only a state and foreign provision, as no federal benefit was recorded due to the uncertainty of the recoverability of such amounts.

     The loss from continuing operations for the first nine months of 2005 was
$14.2 million, or $1.55 per basic and diluted share, compared to a loss of $0.2 million, or $0.03 per basic and diluted share for the first nine months of 2004.

     As a result of the sale of the Heavy Duty OEM business on March 1, 2005, as described in Note 2 of the accompanying Notes to Condensed Consolidated
Financial Statements, the results of this business are treated as a discontinued
operation. For the period prior to the sale in 2005, the discontinued operation reported income after taxes of $0.8 million or $0.09 per basic and diluted share, compared to income after taxes of $3.0 million, or $0.42 per basic and diluted share, for the nine months ended September 30, 2004.

     The difference between the $17.0 million selling price and the net book value of the Heavy Duty OEM assets, which were sold less transaction costs, resulted in the recording of a gain on sale after tax of $3.9 million or $0.42 per basic and diluted share in 2005.

     As a result of recording the merger with Modine Aftermarket during the third quarter of 2005, there was an excess of net assets acquired over consideration paid, which generated negative goodwill of $13.2 million or $1.44 per basic and diluted share, which was written off as extraordinary income when the opening balance sheet was recorded.

     Net income for the nine months ended September 30, 2005 was $3.7 million or
$0.40 per basic and diluted share, compared to a net income of $2.8 million, or
$0.39 per basic and diluted share for the same period a year ago.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $8.6 million in the first nine months of 2005. This was comprised of $9.5 million utilized by continuing operations and $0.9 million generated by the discontinued Heavy Duty OEM business prior to its sale. Continuing operations accounts receivable levels increased by $13.2 million from the beginning of the year due to the seasonal increase in receivable balances over year end levels and increased sales levels. This impact was partially offset as the Company continued to accelerate the collection of customer receivables utilizing cost effective customer-sponsored vendor programs administered by a financial institution and by working directly with other customers. This accelerated collection was done in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers.
Inventory levels declined $3.1 million during the first nine months of 2005 reflecting production cutbacks during the third quarter, which more than offset inventory increases experienced during the first six months of the year. The
Company continues to believe that inventories are higher than necessary and will remain focused on managing inventory levels to better align inventory with changes in customer demand and to reflect the impact of the merged Modine
Aftermarket business throughout the remainder of 2005. Production cutbacks associated with these efforts during the third quarter resulted in a $16.6 million reduction in inventory levels. This represents the difference between inventory levels at June 30, 2005 plus inventory added by the Modine Aftermarket merger less inventory balances at September 30, 2005. Accounts payable rose by
$10.7 million during the first nine months of 2005 as a result of our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles. During the first nine months of 2004, operations generated $11.3 million of cash. Continuing operations generated $9.0 million while the discontinued HD-OEM business generated $2.3 million. Inventories rose by $2.9 million in 2004 due to the start-up of new customer programs and increases related to typical seasonal buying patterns. Accounts payable rose by
$4.2 million in 2004, as a result of the growth in inventory levels, as well as our efforts to balance payables with the ongoing shift in customer receivable mix towards longer payment cycles.

     The $6.0 million of capital spending during the first nine months of 2005 was primarily associated with the opening of a new distribution center located in Southaven, Mississippi. In addition, the Company entered into a long-term capital lease for the purchase of racking to be used in the distribution center.
The Company expects that capital expenditures for the year will be between $7.0 million and $8.0 million, exclusive of any spending requirements associated with the merger with Modine's aftermarket business.

     As further disclosed in Note 3 of the Notes to Condensed Consolidated
Financial Statements, on July 22, 2005, the Company completed its merger with
Modine Aftermarket. Transaction costs approximated $8.6 million, of which $6.2 million has been paid during the first nine months of 2005, $1.1 million was payable at September 30, 2005 and $1.3 million was paid during 2004.

     On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and increase the amount available for future borrowings.

     Total debt at September 30, 2005 was $50.4 million, compared to $44.0 million at the end of 2004 and at September 30, 2004. The increase in debt levels from year-end reflects the utilization of cash generated by the sale of the Heavy Duty OEM business offset by borrowings to meet the operating requirements of continuing operations. During the third quarter of 2005, the
Company utilized funds generated by reductions in inventory to finance merger transaction costs and costs associated with the merger

restructuring activities. Debt levels at September 30, 2005 were $0.4 million lower than at June 30, 2005. At September 30, 2005 the Company had $25.4 million available for future borrowings under its Loan Agreement.

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

     On October 20, 2005, the Company amended its Loan and Security Agreement, pursuant to a Thirteenth Amendment to Loan Agreement. Under the amended Loan
Agreement, the Unused Line Fee was reduced through June 30, 2006. The amended
Loan Agreement changes financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if Excess Availability exceeds $15.0 million) such that minimum EBITDA for the September 30, 2005 and
December 31, 2005 test dates is a higher negative amount, and (ii) minimum
Excess Availability ($5.0 million at all times through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the Maximum
Credit under the amended Loan Agreement of $80.0 million or the Revolving Loan
Ceiling.

     The amended Loan Agreement also adds a financial covenant requiring that consolidated inventory, excluding the Company's NRF and Mexpar subsidiaries, as of December 31, 2005 will not exceed $122.0 million. The Company was required to, and did, satisfy customary conditions to the amendment of the Loan
Agreement.

     The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck product lines. In addition, the
Company's future cash flow may be impacted by continued competitive pricing pressures and industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of these lengthening customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. The Company believes that its cash flow from operations, together with borrowings under its

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

     As a result of the merger with the aftermarket business of Modine, the
Company's liquidity is expected to improve as the assets acquired were debt free and the acquired businesses provided $6.3 million in cash. We presently estimate that the costs of the business realignment and other actions necessary to effectively integrate the business will be funded from cash transferred in the merger, generated by the operations acquired, including cost savings, or result from borrowings under the Company's Loan Agreement.

CRITICAL ACCOUNTING ESTIMATES

     The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended
December 31, 2004.

     The fair values of the assets acquired and liabilities assumed in the
Modine Aftermarket merger are based upon a preliminary opening balance sheet, which is still subject to review and adjustments. The initial purchase price allocations, and resulting negative goodwill, may be adjusted in the future for changes in the estimates of the fair value of the assets acquired and liabilities assumed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable, and changes in the price of commodities used in our manufacturing process. As a result of the merger with
Modine Aftermarket, the Company has operations in Europe and Central America, which increases the Company's exposure to changes in foreign currency exchange rates. Excluding this, there have been no other material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based upon the foregoing, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

     On July 22, 2005, the Company completed its merger with the aftermarket business of Modine Manufacturing Company. This acquired business contained over
100 facilities located in North America,

Central America and Europe and involved the addition of 1,400 employees. As part of the post-closing integration of the merged entity, the Company is engaged in a process of refining and harmonizing the internal controls and processes of the acquired business with those of the Company's historical operations in addition to closing and consolidating facilities. This process was ongoing during the quarter ended September 30, 2005, and the Company believes that it will be completed in 2006.

     Except as provided in the prior paragraph, there have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     A vote was taken on the proposal to ratify the appointment of BDO Seidman,
LLP as Proliance's independent registered public accounting firm for the year ending December 31, 2005. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

   For      Against   Abstain   Broker Non-Vote
---------   -------   -------   ---------------
6,551,890    4,159     6,622           0

     A vote was taken on the approval of the Company's Equity Incentive Plan.
The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

   For      Against   Abstain   Broker Non-Vote
---------   -------   -------   ---------------
3,885,285   869,851    17,808      1,789,728

     A vote was taken on the approval of the merger of the Company with Modine
Aftermarket Holdings, Inc. by adopting the merger agreement. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

   For      Against   Abstain   Broker Non-Vote
---------   -------   -------   ---------------
4,740,501    26,258    6,185       1,789,728

     A vote was taken on the approval of an adjournment of the annual meeting to another time or place to permit further solicitation of proxies if necessary to obtain additional votes in favor of the merger proposal. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

   For      Against   Abstain   Broker Non-Vote
---------   -------   -------   ---------------
5,855,611   669,994    37,066          0

     A vote was taken on the approval of the increase in the number of authorized shares of the Company's common stock from 17.5 million to 47.5 million. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

   For      Against   Abstain   Broker Non-Vote
---------   -------   -------   ---------------
5,972,516   574,245    15,911          0

     The foregoing proposals are described more fully in the Company's proxy statement/prospectus-information statement dated June 21, 2005, filed with the
Securities and Exchange Commission pursuant to Section 14 (a) of the Securities
Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 5. OTHER INFORMATION

     At its meeting on August 11, 2005, the Board of Directors created a new
Nominating and Governance Committee and reconstituted the membership of its
Board Committees as follows:

     COMPENSATION COMMITTEE

          Vincent L. Martin, Chairman
          Barry R. Banducci
          William J. Abraham Jr.
          James R. Rulseh

     NOMINATING AND GOVERNANCE COMMITTEE

          William J.  Abraham, Jr., Chairman
          Paul R. Lederer
          Michael T. Yonker

     AUDIT COMMITTEE

          F. Alan Smith, Chairman
          Philip Wm. Colburn
          Michael T. Yonker
          Bradley C.  Richardson

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

                           PROLIANCE INTERNATIONAL, INC.
                           (Registrant)

Date: November 14, 2005    By: /s/ Charles E. Johnson
                               -------------------------------------------------
                               Charles E. Johnson
                               President and Chief Executive Officer (Principal
                               Executive Officer)

Date: November 14, 2005    By: /s/ Richard A. Wisot
                               -------------------------------------------------
                               Richard A. Wisot
                               Vice President, Treasurer, Secretary, and Chief
                               Financial Officer (Principal Financial and
                               Accounting Officer)

