Form 10-K
period 2005-12-31
PROLIANCE INTERNATIONAL, INC.
filed 2006-03-31
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Check one:     Large accelerated filer                  Accelerated filer                  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2005 was $42,572,305. On March 1, 2006, there were 15,255,833 outstanding shares of the Registrant's common stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Exhibit Index is on pages 64 through 66 of this report.

PROLIANCE INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005

ii

PART I

Item 1.    Business

Proliance International, Inc., formerly known as Transpro, Inc., (the ‘‘Company’’) designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for the heavy duty heat exchanger aftermarket.

Recent Transactions

On July 22, 2005, following receipt of approval of the Company's stockholders, the Company completed its merger transaction pursuant to which Modine Aftermarket Holdings, Inc. (‘‘Modine Aftermarket’’) merged into the Company (‘‘the merger’’). Modine Aftermarket was spun off from Modine Manufacturing Company (‘‘Modine’’) immediately prior to the merger and held Modine's aftermarket business. Upon effectiveness of the merger, the Company changed its name to ‘‘Proliance International, Inc.’’ (‘‘Proliance’’). In connection with the merger, the Company issued a total of 8,145,810 shares of its common stock to Modine shareholders, or 0.235681 shares for each outstanding Modine common share. Immediately after the effectiveness of the merger, prior Transpro, Inc. shareholders owned 48% of the combined company on a fully diluted basis, while Modine shareholders owned the remaining 52%. For accounting purposes, Proliance is the acquirer. As a result of the merger, the Company is predominantly a supplier of heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. This transaction is described in Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

On March 1, 2005, the Company sold its Heavy Duty OEM business to Modine for $17 million in cash. The Heavy Duty OEM business manufactured and distributed heat exchangers to heavy duty truck and industrial and off-highway original equipment manufacturers. Net proceeds from the sale were used to reduce borrowings under the Company’s credit facility and fund operations. This transaction is described in Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. As a result of the sale, the Company is predominantly a supplier of heating and cooling components and systems to the automotive and heavy duty aftermarkets.

Origins of the Business

The Company's origins date back to 1915 when a predecessor of the Company’s former G&O division commenced operations in New Haven, Connecticut, as a manufacturer of radiators for custom built automobiles, fire engines and original equipment manufacturers. Allen Telecom Inc. (‘‘Allen,’’ formerly The Allen Group Inc.) acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. The Company’s GO/DAN Industries (‘‘GDI’’) division was formed in 1990 when Allen contributed a portion of its G&O division and other assets, which together represented all of Allen's aftermarket radiator business, and Handy & Harman contributed substantially all of the assets of its then wholly-owned subsidiaries, Daniel Radiator Corporation, Jackson Industries, Inc., Lexington Tube Co., Inc. and US Auto Radiator Manufacturing Corporation, to form a 50/50 joint venture partnership.

In 1995, Allen contributed all of the assets and liabilities of G&O and its specialty fabricated metal products business along with its interest in GDI, to the Company. Immediately thereafter, Allen caused GDI to redeem Handy & Harman’s ownership interest in GDI. On September 29, 1995, Allen spun off the Company to Allen’s stockholders. The Company added replacement automotive air conditioning condensers to its aftermarket product line with the acquisition of substantially all of the assets and the assumption of certain liabilities, of Rahn Industries effective August 1996. The Company added other replacement automotive air conditioning parts to its aftermarket product line with the acquisition of the outstanding stock of Evap, Inc., which subsequently became Ready-Aire, in a purchase transaction effective August 1, 1998. The Company added re-manufactured automotive air conditioning compressors to its aftermarket product line with the acquisition of the outstanding stock of A/C Plus, Inc. in a purchase transaction effective February 1, 1999, which became part of Ready-Aire.

Management has looked to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On December 27, 2002, the Company acquired certain assets of Fedco Automotive Components Company (‘‘Fedco’’), based in Buffalo, New York, a wholly-owned subsidiary of Tomkins PLC. This acquisition strengthened the Company’s position in the complete heater market and provided the Company with a new major customer relationship, the capability to produce aluminum heaters in-house and the ability to maximize the benefits generated by its in-house production of copper/brass heater cores at its Mexico plant.

On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholder approval, providing for the merger of the aftermarket business of Modine into the Company and Modine’s acquisition of the Company’s Heavy Duty OEM business unit for $17 million in cash. The merger transaction, which was completed on July 22, 2005, as noted above, is expected to result in the Company having 2006 consolidated annual sales of over $400 million and adds manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. In addition, the Company is now focused predominantly on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. The merger transaction and Heavy Duty OEM sale are further described in Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Current Structure

Subsequent to the merger with Modine Aftermarket and the sale of the Heavy Duty OEM business, the Company has been reorganized into two reporting segments, based upon the geographic area served – Domestic and International. The Domestic marketplace supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment includes heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America. Each product group within the Domestic segment constitutes an operating segment and has been aggregated for purposes of reporting business segment information.

Markets

The automotive and heavy truck parts industries target two distinct markets, the aftermarket and the original equipment manufacturer (‘‘OEM’’) market. The products and services used to maintain and repair automobiles, vans, light trucks and heavy trucks, as well as accessories not supplied with such vehicles when manufactured, form the respective automotive and heavy truck aftermarkets. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans, light trucks, heavy trucks and other heavy equipment forms the automotive and heavy duty OEM markets. Following the sale of Proliance’s Heavy Duty OEM business unit in March 2005, the Company sells its products and services predominantly to the automotive and light truck and heavy duty aftermarkets.

As a result of the Modine Aftermarket merger, the Company, through its NRF business unit in Europe, supplies specialty coolers for OE marine applications. The product is primarily used on inland and smaller sea-going vessels such as tugs, ferries, barges and service vessels.

Principal Products and Services

The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers and other specialty heat exchangers for the heavy duty aftermarket.

Trade sales by the Company’s product lines for the three years ended December 31 are as follows:

	2005	2004	2003
Heat exchange products	$255,202	$197,941	$178,917
Temperature control products	41,636	20,492	19,945
Trade sales of continuing operations	$296,838	$218,433	$198,862

A description of the particular products offered by the Company in its targeted markets is set forth below.

Automotive and Light Truck Heat Exchange Products

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

Complete Radiators.    The Company's domestic segment lines of complete radiators are produced for automobile and light truck applications and consist of more than 1,050 models, which are able to service approximately 95% of the automobiles and light trucks in the United States. The Company has established itself as an industry leader with its well-recognized line of Ready-Rad® radiators. The Ready Rad® Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels. Complete radiators are constructed of both copper/brass and aluminum. As a result of the merger, the Company also offers radiators under the Modine® and the Pro Series™ brands. Complete radiators are also sold across Western Europe under the NRF™ brand and in Mexico and Central America through MexPar.

The Company also sells its Ready Rad® Heatbuster (‘‘Heatbuster’’) line of complete radiators. This line of replacement radiators is specially designed to provide approximately 20% more cooling capability than a standard radiator. The Heatbuster line is an ideal replacement radiator for vehicles used for towing, hauling, plowing or off-highway purposes, and as a result, it has been particularly popular in the growing light truck and SUV segments of the automotive fleet.

Radiator Cores.    A radiator core is the largest and most expensive component of a complete radiator. The Company's Ready-Core® line consists of over 1,700 models of radiator cores for automobiles and light trucks. Given the wide range of cores required by today's automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours and provide same day or next day service to virtually the entire United States and Canada using its ten strategically positioned regional manufacturing plant locations. The Company also utilizes its regional plant locations in Europe and Mexico to provide the same service into these markets.

Heater Cores.    The Company produces more than 450 different heater core models for domestic and foreign cars and light trucks, which cover the requirements of more than 95% of the automobiles and light trucks on the road today. A heater core is part of a vehicle's heater system through which heated coolant from the engine cooling system flows. The warm air generated as the liquid flows through the heater core is then propelled into the vehicle’s passenger compartment by a fan. Heater cores are offered using both copper/brass and aluminum construction. The Company's Ready-Aire® line of heater cores is recognized as an industry leader and its models utilize both cellular and tubular technology. Heaters are sold in North America and on a limited basis in Europe.

Automotive and Light Truck Air Conditioning Products

While the Company’s automotive and light truck air conditioning products are sold primarily in the domestic segment, demand for these products in Europe has been increasing over the last several years. Air conditioning products in the domestic segment are marketed under the Ready-Aire® and AirPro Quality Parts® brands.

Air Conditioning Compressors.    The Company distributes more than 1,400 models of new and re-manufactured air conditioning compressors for domestic and import applications in the automotive and light truck aftermarkets. The compressor is designed to compress low-pressure vapor refrigerant, which is drawn from the evaporator into a high-pressure gas, and then pumped to the condenser.

Air Conditioning Condensers.    Air conditioning condensers are a component of a vehicle’s air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. More than 450 condenser part numbers are currently cataloged and distributed in the domestic segment.

Air Conditioning Accumulators.    The Company offers over 600 accumulator/drier models. Accumulators act as a reservoir that prevents liquid refrigerant from reaching the compressor. The accumulator uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants.

Air Conditioning Evaporators.    The Company offers over 600 evaporator models. Automotive air conditioning evaporators are designed to remove heat from the passenger compartment. The evaporator is generally located under the dashboard or adjacent to the firewall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways. Warm air is forced from the passenger compartment over the evaporator which cools the air for the vehicle cabin. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated.

Air Conditioning Parts and Supplies.    The Company sells an extensive line of other air conditioning parts and supplies. These other component parts include hose and tube assemblies, blowers and fan clutches.

Heavy Duty Heat Exchange Products

The Company designs, manufactures and markets radiators, complete truck radiators, radiator cores and charge air coolers to customers in the heavy duty aftermarket. All products are custom designed and produced to support a variety of unique engine cooling configurations for heavy-duty trucks, buses, specialty equipment, industrial and marine applications such as construction and military vehicles, stationary power generation equipment and inland sea-going vessels.

Complete Radiators.    The Company custom designs, manufactures and sells a wide range of heavy duty radiator models to meet customer specifications. Certain of the Company’s radiators are sold under the widely-recognized Ultra-Fused® brand name and the Beta Weld® brand name, utilizing welded tube-to-header core construction and are expressly engineered to meet customer specifications and withstand a variety of demanding customer applications. The Company offers a line of more than 200 models of complete truck radiators designed for the over-the – road market. The Company also has a line of tractor radiators which are designed to meet the needs of customers marketing to the agricultural/farm market. The line has over 40 models and covers popular tractor models. Domestically, radiators are sold under the Truck Tough™ and Tractor Tough™ brands. The Company also sells complete heavy duty radiators in Europe, Mexico and Central America.

Radiator Cores.    Heavy truck and industrial radiator cores are constructed of extremely durable components in order to meet the demands of the heavy duty commercial marketplace. The Company domestically offers approximately 8,500 models of heavy duty radiator cores to serve many different needs in a variety of markets. In addition, the Company produces ‘‘special order’’ radiator cores upon request from customers. A heavy truck or industrial radiator core is normally much larger than an automotive core and typically sells for three to four times the price of an automotive core. The Company also sells heavy duty radiator cores in Europe and in Mexico.

Charge Air Coolers.    The Company offers its heavy duty customers a wide range of custom-designed charge air cooler models. A charge air cooler is a heat exchanger that is used to lower the temperature of air from a turbocharger that will be used in the engine combustion process, thus improving engine operating efficiency and lowering emissions. The Company believes that the demand for charge air coolers will continue to increase as the Company’s customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. The Company has received four U.S. patents and numerous foreign patents relating to its proprietary Ultra-Seal® grommeted charge air cooler. This product offers significant improvements in performance and exceeds current industry guidelines for durability. The current line of complete charge air coolers for the aftermarket has over 115 models available for sale.

Marine Products.    The Company’s NRF business unit in Europe distributes specialty coolers for OE marine installation

Financial Information About Industry Segments, Export Sales and Domestic and Foreign Operations

The Company operates in two business segments, domestic and international, in line with the geographic areas served. Applicable segment, product line and foreign operation information appears in Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. Export sales from North America were below 10% of net trade sales in the years ended December 31, 2005, 2004 and 2003.

Customers

The Company sells its products and services domestically to a wide variety and large number of industrial and commercial customers. The Company sells its automotive and light truck products to national retailers of aftermarket automotive products (such as AutoZone, Advance Auto Parts, Pep Boys, CSK and O’Reilly), warehouse distributors, radiator shops, hard parts jobbers (including Carquest, Aftermarket AutoParts Alliance and NAPA, the Automotive Parts Group of Genuine Parts Company) and other manufacturers. In addition, as a result of the merger, the Company sells to more than 20,000 commercial customers through its 123 branch and agency locations located in the United States. The Company also supplies heavy duty heat exchange products to the heavy truck and industrial equipment aftermarkets.

In Europe, Central America and Mexico, the Company services its customer base through sales from its branch and manufacturing locations.

The Company’s largest customer is AutoZone, which accounted for approximately 17%, 25% and 23% of net sales for 2005, 2004 and 2003, respectively. In addition, Advance Auto Parts accounted for approximately 13%, 17% and 14% of net sales for 2005, 2004 and 2003 respectively. No other customer individually represented more than 10% of net trade sales in any of the years reported. The loss of one of the major automotive and light truck aftermarket customers indicated above or others could have a material adverse effect on the Company’s results of operations.

Sales and Marketing

The Company maintains an in-house sales and marketing department to serve its domestic markets. By focusing its sales effort at the customer level, the Company enables its sales staff to develop a thorough understanding of technical and production capabilities and the overall market in which each customer operates. The Company has approximately 476 individuals involved in sales and marketing efforts in the United States and Canada, which includes employees associated with our branch operations. The Company also utilizes independent manufacturers’ sales representatives to aid in its outside sales efforts in the aftermarket channels. A majority of the Company’s domestic heat exchange sales are distributed out of our warehouse located in Southaven, Mississippi, while air conditioning products are distributed from our warehouse in Arlington, Texas. As a result of the merger, the Company also has 112 branch and 11 agency sales locations through which it serves domestic customers. These branch locations stock products, take orders from local customers, generally over the telephone or by fax, and supply product to those customers through local deliveries.

In Europe there are 12 locations through which the Company’s 51 sales and marketing people stock product, take orders from customers and distribute product to customers. The main European warehouse is located in Mill, The Netherlands. In Mexico and Central America, there are 9 locations through which orders are taken from customers and product is shipped to customers. The main warehouse is located in Mexico City, Mexico.

Competition

The Company faces significant competition within each of the markets in which it operates. In its domestic automotive and light truck heat exchange product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, such as Visteon, internal operations of the OEMs, offshore suppliers and, to a lesser extent, local and regional manufacturers. In recent years, the domestic heat exchange market has experienced a significant increase in competitive pricing pressure, a changing customer base resulting in fewer but larger customers and an increase in imports from China and other Asian countries. The Company’s primary competition in the air conditioning replacement parts business includes Four Seasons, a division of Standard Motor Products, Visteon, offshore suppliers and numerous regional operators. The domestic air conditioning market has been influenced in recent years by excess customer inventory, an increase in imports, improved original equipment manufacturer quality and a shift in product demand from remanufactured to new compressors. The Company's principal methods of competition in the domestic markets are by emphasizing its product design, performance, price, customer service, warranty, product availability and timely delivery.

The primary competitors in the domestic heavy duty aftermarket are regional manufacturers.

In Europe, Mexico and Central America, the Company faces competition from affiliates of the major automotive OEM’s and from automotive aftermarket parts manufacturers located in the individual countries.

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

Manufacturing

As a result of the restructuring efforts undertaken during 2005 in conjunction with the merger, the Company has reduced the number of locations where it produces product for the domestic automotive and light truck marketplace. Production of copper/brass automotive and light truck radiators previously performed in Emporia, Kansas, Nuevo Laredo, Mexico and Mexpar’s Mexico City location is now performed only at the Company’s Mexpar Mexico City location. Aluminum radiators, previously produced in Emporia and Nuevo Laredo are now produced only in Nuevo Laredo. Nuevo Laredo is also now the sole production location for copper/brass and aluminum heaters. Aluminum heaters were also previously produced in Buffalo, New York. The Company produces air conditioning parts at its facility located in Arlington, Texas. There are currently 10 regional plant facilities which produce heat exchange product for the domestic heavy duty aftermarket.

In Europe, the main radiator manufacturing facility is located in Mill, The Netherlands. There are also three regional manufacturing facilities in Spain, England and France.

In addition to the copper/brass radiator manufacturing plant located in Mexico City, the Company also has four smaller regional manufacturing facilities in Mexico and El Salvador.

Raw Materials and Suppliers

The principal raw materials used by the Company in its Automotive and Light Truck and Heavy Duty product lines are copper, brass and aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Outokumpu, a Swedish corporation, supplied the Company with approximately 100% of its copper and brass requirements in 2005, 2004 and 2003, while the Company sourced most of its aluminum needs from Alcoa Inc. during the same periods. The Company has not experienced any significant supply problems for these commodities and does not anticipate any significant supply problems in the foreseeable future.

The Company typically executes purchase orders for its anticipated copper and brass requirements three to nine months prior to the actual delivery date. In periods of abnormally high commodity market prices, the Company will place orders only for its current requirements. The purchase price for copper and brass purchases is established at the time orders are placed by the Company and not at the time of delivery. In the case of aluminum purchases, the Company normally executes contracts up to three months prior to the actual delivery date and the purchase price is established at the time the purchase order is placed.

The Company purchases some of its heat exchange and air conditioning products utilizing supplier relationships with companies located in China and other Asian countries.

Backlog

The aftermarket typically operates on a short lead time order basis. As such, backlog is not indicative of future overall sales levels.

Seasonality

The Company typically experiences stronger second and third quarters and weaker first and fourth quarters due to the seasonal, weather related fluctuations in sales volumes. Higher sales are reported during the spring and summer months, as the demand for replacement radiators and air conditioning parts and supplies increases, while lower sales levels are reported during the fall and winter months when only heater core products are in significant demand.

Customer demand for heat exchange and air conditioning products is also influenced by weather. Extremes in temperatures, along with prolonged periods of hot and cold weather increase the need for replacement parts.

In recent years, the Company has also seen a change in the seasonality of our customers’ buying habits. Previously customers would purchase product from vendors prior to a selling season based upon their estimated requirements. Now customers buy product in smaller quantities closer to the selling seasons, thus requiring vendors to potentially carry more inventory but nonetheless provide timely response to customer demands. This has added to the challenges associated with being an aftermarket parts supplier.

Research and Development

Research and development expenses were approximately $0.2 million, $0.1 million and $0.3 million in 2005, 2004 and 2003, respectively.

Employees

At December 31, 2005, the Company had 2,275 employees. Of these employees, 1,184 were covered by collective bargaining agreements. The Company’s collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Of the Company’s unionized employees, 69% are employed at the Company’s Mexican plants and are represented by local Mexican labor unions, 28% are located in Europe, and the remainder are employed in the United States and are represented by several different labor unions. The Company has successfully re-negotiated collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future.

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

In conjunction with the merger, Modine retained the environmental liability for environmental remediation of soil and groundwater contamination at the facility located in Mill, The Netherlands, which existed at the time of the merger. As part of the agreement to sell the Company’s Heavy Duty OEM business to Modine in March 2005, the Company retained responsibility for any environmental remediation which would result from contamination existing on the date of the sale at the Company’s former facility in Jackson, Mississippi, which was included in the transaction.

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

Available Information

The Company periodically files reports with the Securities and Exchange Commission. Copies of any filing may be obtained at no charge by visiting the Company’s website at www.pliii.com, the SEC’s website at www.sec.gov or by writing to Investor Relations Department, Proliance International, Inc., 100 Gando Drive, New Haven, Connecticut 06513.

Item 1A.    Risk Factors

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report.

You should carefully consider the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Any of these risks could materially and adversely affect the Company's business, financial condition and results of operations, which in turn could materially and adversely affect the price of the Company's common stock.

Our business is impacted by customer concentration.

The Company's largest customers are AutoZone, which accounted for approximately 17%, 25% and 23% of net sales for 2005, 2004 and 2003, respectively and Advance Auto Parts, which accounted for approximately 13%, 17% and 14% of net sales for 2005, 2004 and 2003 respectively. The sale of the Company’s OEM business during 2005 in order to become predominantly an aftermarket-focused company has increased its reliance on major retail customers. The loss of one of the major retail customers indicated above could have a material adverse effect on the Company's results of operations. In addition, if one or more of the Company’s major customers were to initiate bankruptcy or insolvency proceedings, it could render a material portion of the Company’s accounts receivable uncollectible or substantially impaired, which could have a material adverse effect on the Company’s financial condition.

We are facing ongoing competitive pricing pressure.

The Company has experienced ongoing pressure from its customers to reduce the prices it charges for its products. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace, the consolidated purchasing power of large customers and actions taken by some of our competitors in an effort to ‘‘win over’’ new business. To the extent this pricing pressure continues, it may impact the Company’s operating margins, which could have a material adverse effect on the Company’s financial condition. In addition, this pricing pressure makes it more difficult to pass along to customers the effects of rising commodity costs facing the Company.

We operate in a mature and highly competitive industry.

The principal markets in which the Company competes are relatively mature, and future significant increases in the Company's revenues will continue to be dependent upon the Company's ability to increase market share in the markets in which it competes. As a result, the Company's ability to increase its unit volume is largely dependent upon its ability to displace sales currently made by its competitors. The Company cannot predict whether it will be able to increase its market share in the markets in which it competes.

The Company faces significant competition within each of the markets in which it operates. Some of the Company's competitors are divisions of larger companies and some are independent companies. In its automotive and light truck heat exchange product lines, the Company believes that it is among the major North American aftermarket manufacturers and that competition is widely distributed. The Company competes with national producers of heat transfer products, internal operations of the OEMs, offshore suppliers and, to a lesser extent, local and regional manufacturers. The Company's primary competition in the air conditioning replacement parts business includes national producers, offshore suppliers and numerous regional operators. The Company's principal methods of competition include product design, performance, price, customer service, warranty, product availability and timely delivery. Some of the Company's competitors may enjoy economic advantages such as lower labor and health care costs. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could seriously harm the Company’s business, financial condition and results of operations.

We are subject to market risks regarding raw materials.

Most of the Company’s products require the use of copper, brass or aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. If a supply problem were to occur, it could have a material adverse effect on the Company’s financial condition. In addition, certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and aluminum markets are subject to changes based on availability and other factors outside the Company’s control. Copper, brass and aluminum prices have risen substantially in the past several years, and the Company has been generally unable to pass through price increases to its customers in the automotive and light truck aftermarket. Continued commodity price increases could have a material adverse effect on the Company’s results of operations and financial condition.

Our business is dependent on overall economic factors beyond our control.

The overall demand for aftermarket automotive and light truck parts is closely correlated to overall miles driven by vehicle users. Therefore, a substantial increase in fuel prices or a general economic slowdown could adversely impact the demand for the Company’s products. Concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military actions may result in a downturn in worldwide economic conditions, particularly in the United States. These unfavorable economic conditions may have a negative impact on customer buying habits and market trends. If overall market conditions worsen, the Company’s business, financial condition and results of operations may be materially and adversely affected.

We may have difficulties integrating the acquired business of Modine Aftermarket Holdings, Inc. into the Company.

The Company faces risks related to the recently completed merger, pursuant to which Modine Aftermarket Holdings, Inc. (the ‘‘Modine Aftermarket Business’’), a former subsidiary of Modine Manufacturing Company (‘‘Modine’’), merged with and into the Company.

The Company’s failure to integrate the Modine Aftermarket Business into its operations successfully and in a timely manner could reduce the Company's profitability. The merger, completed on July 22, 2005, involved the integration of businesses that previously have operated separately. The Company expects that the merger will result in efficiencies, business opportunities and new prospects for growth. However, although many of the integration tasks have been completed, it is possible that the Company may not realize portions of the expected efficiencies, business opportunities and growth prospects, or that the restructuring/implementation costs could be underestimated, due to:

•	The risk that the businesses will not be integrated successfully;

•	The risk that the cost savings and any revenue synergies from the transaction may not be fully realized or may take longer to realize than expected;

•	Disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers;

•	The transaction may involve unexpected costs;

•	Increased competition and its effect on pricing, spending, third-party relationships and revenues;

•	The risk of new and changing regulation in the U.S. and internationally;

•	The possibility that Proliance’s historical businesses may suffer as a result of the transaction.

If these factors limit the Company's ability to integrate the operations of the Modine Aftermarket Business successfully or in a timely manner, the Company may not meet expectations for future synergy savings.

We are subject to risks relating to outsourcing.

The Company outsources certain of its operating functions to third parties and relies on those third parties to provide products and services on a timely and effective basis. Although the Company closely monitors the performance of these third parties and maintains back-up plans in case third parties are unable to perform as agreed, the Company does not ultimately control the performance of its outsourcing partners. The failure of third-party outsourcing partners to perform as expected or as required by contract could have a material adverse effect on the Company’s ability to properly carry-out its business functions on a correct and timely basis.

We have takeover defense provisions that may inhibit an acquisition of the Company.

The Company has certain anti-takeover measures that may affect the market price of the Company's common stock. The Company's certificate of incorporation, its by-laws and Delaware law contain several provisions that would make more difficult an acquisition of control of the Company in a transaction not approved by the Company's board of directors. The Company's certificate of incorporation and by-laws include provisions such as:

•	The division of the Company's board of directors into three classes, including related provisions (1) providing that vacancies on the board may only be filled by remaining board members and directors may only be elected at annual meetings or removed for cause and (2) requiring a vote of holders of 80% of the Company's voting stock to amend the classified board and related provisions or to remove a director; and

•	The ability of the Company's board of directors to issue shares of preferred stock in one or more series without further authorization of shareholders.

The classified board and related provisions described above will expire automatically at the 2009 annual shareholders meeting, and all directors will be elected for one-year terms beginning with that meeting, including directors whose terms otherwise would have expired after that meeting.

We are subject to interest rate and foreign currency risks.

The Company's interest expense is sensitive to changes in interest rates. At December 31, 2005, the Company had a Loan Agreement, under which $40.4 million was outstanding. The weighted average interest rate on the Loan Agreement during 2005 was 5.85%. Interest on the Loan Agreement is based on, at the Company's option, the Eurodollar loan rate plus a Eurodollar margin or the prime rate. The Eurodollar margin for the period July 21, 2005 through April 21, 2006 is 2% while thereafter it is between 1.75% and 2.25%. Factors outside of the Company’s control result in changes in both the Eurodollar loan rate and the prime rate.

The Company has sales and manufacturing facilities in Europe and Mexico. As a result, changes in the foreign currency exchange rates and changes in the economic conditions in Europe and Mexico could affect the Company’s financial results.

Our business could be subject to environmental liabilities.

As is the case with manufacturers of similar products, the Company uses certain hazardous substances in its operations. The Company currently does not anticipate any material adverse effect on its consolidated results of operations, financial condition or competitive position as a result of compliance with Federal, state, local or foreign environmental laws or regulations; however, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

We could be subject to material legal proceedings.

Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims. While none of the pending actions of this nature are material, there can be no assurance a material action arising in the ordinary course of business will not be asserted in the future. In addition, pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the ‘‘Purchase

Agreement’’), the Company acquired from Paul S. Wilhide (‘‘Wilhide’’) all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company's Series B Convertible Redeemable Preferred Stock (the ‘‘Convertible Shares’’), and the potential for an ‘‘earn-out’’ payment to Wilhide based on a calculation relating to EVAP's performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out, which would include interest, may be payable to Wilhide in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. While the arbitration schedule has not been finalized, it is anticipated that the arbitration hearing will occur and a decision will be rendered in 2006. The Company is vigorously defending this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's consolidated financial position, future operations or cash flows in a particular period. The ultimate outcome at this time, however, is unknown.

Some of our activities may be restricted by the tax impact of the recent merger with the Modine Aftermarket Business.

Under applicable federal income tax rules, if the Company takes certain actions within two years following completion of the merger, the spin-off of the Modine Aftermarket Business could result in a taxable event to Modine. If the Company were to take action that would result in the spin-off or the merger becoming taxable, the Company would be required to indemnify Modine for the amount of any resulting income tax to Modine under the terms of a tax sharing agreement entered into by the Company, Modine Aftermarket Holdings and Modine. In order to avoid this potential liability, the Company agreed, in the tax sharing agreement, that it would not take actions that are inconsistent with the Company’s factual statements or representations made in its representations letter to Modine in connection with the IRS rulings or that cause the spin-off to become taxable to Modine without obtaining either an unqualified opinion of an independent nationally recognized tax counsel that such actions will not cause the spin-off to become taxable or Modine's consent.

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Changes in the laws and regulations affecting public companies included in the Sarbanes-Oxley Act of 2002 have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firm. In order to comply with these new rules, we have internally added staff positions and hired a consulting advisory firm to assist us in the process, and we also expect to use additional services of our outside legal counsel, all of which will increase our operating expenses. In particular, we expect to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. For example, we expect to incur significant expenses in connection with the implementation, documentation and testing of our existing control systems and possible establishment of new controls and systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price.

We are subject to risks related to future liquidity.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the loan agreement with its bank lenders. However, the Company’s future cash flow may be impacted by a number of factors, including failure to meet financial covenants under its loan agreement, industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. Changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company’s results of operations and future liquidity. The Company currently utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of these lengthening customer payment terms. However, there can be no assurance that the Company’s customers will continue to make these programs available. In addition, the Company believes that the amount of borrowings available under its loan agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek other sources or forms of capital. No assurance can be given that the Company would be successful in securing such additional sources or forms of capital.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through the following principal facilities:

Location	Approximate Square Footage	Owned/ Leased	Product Line and Use	Lease Expiration
Southaven, Mississippi(1)	520,000	Leased	Distribution and warehouse for heat exchange products	2009
Mill, The Netherlands	274,380	Owned	Office and manufacturing, distribution and warehouse for heat exchange products	—
Nuevo Laredo, Mexico	180,328	Leased	Manufacturing of heat exchange products	2012
Arlington, Texas	175,000	Leased	Manufacturing of remanufactured air conditioning compressors, air conditioning parts and supplies	2012
Mexico City, Mexico	129,120	Owned	Office and manufacturing, distribution and warehouse for heat exchange products	—
Laredo, Texas	60,000	Leased	Warehouse of heat exchange products, manufacturing of tubes for aftermarket radiators	2009
Dallas, Texas	50,100	Leased	Manufacturing of heavy duty heat exchange products	2007
New Haven, Connecticut	44,000	Leased	Corporate headquarters and test facility	2009

(1)	During the first quarter of 2005, the Company decided to relocate its 234,200 square foot Memphis, Tennessee distribution center into a new 520,000 square foot facility located in Southaven, Mississippi. The lease for the Memphis facility was terminated without any termination costs.

The Company believes its property and equipment are in good condition and suitable for its needs. The Company has sufficient capacity to increase production with respect to its replacement radiator product lines and its air conditioning replacement parts business. Domestically, the Company maintains a nationwide network of 112 branch locations, which generally enable the Company to provide its customers with same day delivery service. The Company also domestically serves the heavy duty aftermarket through ten regional manufacturing plants. A majority of these branch and plant facilities are leased and vary in size from 6,000 square feet to 30,000 square feet. Internationally, the Company maintains a network of owned and leased facilities to serve those markets. Information about long-term lease commitments appears in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Item 3.    Legal Proceedings

Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims.

Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the ‘‘Purchase Agreement’’), the Company acquired from Paul S. Wilhide (‘‘Wilhide’’) all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the ‘‘Convertible Shares’’), and the potential for an ‘‘earn-out’’ payment to Wilhide based on a calculation relating to EVAP’s performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out may be payable to Wilhide in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. While the arbitration schedule has not been finalized, it is anticipated that the arbitration hearing will occur, and a decision will be rendered during 2006. The Company intends to vigorously defend this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company’s consolidated financial position, future operations or cash flows in a particular period. The ultimate outcome at this time, however, is unknown.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

Executive Officers of the Registrant:

Name	Age	Served as Officer Since	Position or Office with the Company & Business Experience During Past Five-Year Period
Charles E. Johnson	60	March 2001	President, Chief Executive Officer and Director of Proliance International, Inc., since 2001; Chief Executive Officer and Director of Canadian General-Tower, Ltd., 1997 through 2001 and, from 1996 President and Director; President and Chief Operating Officer of Equion Corporation, 1993 through 1996.
Jeffrey L. Jackson	58	August 1995	Vice President, Human Resources and Process of Proliance International, Inc., since July 2001; Vice President, Human Resources of Proliance International, Inc., 1995 to July 2001.
Richard A. Wisot	60	June 2001	Vice President, Treasurer, Secretary and Chief Financial Officer of Proliance International, Inc. since 2001; Vice President, Treasurer and Chief Financial Officer of Ecoair Corp., 1997 through 2001; Vice President, Controller, Chief Accounting Officer of Echlin Inc., 1990 through 1996.
David J. Albert	58	June 2001	Executive Vice President, Operations, of Proliance International, Inc., effective March, 2005; Vice President, Operations of Proliance International, Inc., 2001 to March 2005; President and Chief Executive Officer of Hayden Industrial Products from 1996 through 2000.
Kenneth T. Flynn, Jr.	56	September 2001	Vice President and Corporate Controller of Proliance International, Inc. since 2001; Consultant, 1999 through 2000; Vice President and Corporate Controller of Echlin Inc., 1997 through 1999; Assistant Corporate Controller of Echlin Inc., 1985 through 1997.

All officers are elected by the Board of Directors.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the American Stock Exchange. The number of beneficial holders of the Company's common stock as of the close of business on March 10, 2006, was approximately 11,600. Information regarding per share market prices for the Company’s common stock is shown below for 2005 and 2004. Market prices are the daily high and low sales prices quoted on the American Stock Exchange (AMEX).

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$8.20	$7.94	$6.90	$5.75
Low	$5.85	$6.02	$5.35	$4.80

	Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$5.15	$7.00	$6.06	$6.75
Low	$3.90	$4.82	$4.79	$5.00

The Company discontinued its quarterly common stock cash dividend in September 2000. Under the provisions of the Loan and Security Agreement with Congress Financial Corporation (New England) ("Loan Agreement") entered into on January 4, 2001, as amended, the Company may pay common stock dividends and redeem common shares up to $3.0 million annually, so long as excess availability, as defined in the agreement, is at least $18.0 million for the 30 consecutive days both prior to and following the payment date.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with ‘‘Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Item 8-Financial Statements and Supplementary Data.’’ The Company sold its Heavy Duty OEM business unit on March 1, 2005. Results of operations of this business prior to its sale date have been shown as income from discontinued operation in the consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share data)
Statement of operations data:(1)
Net sales	$296,838	$218,433	$198,862	$198,765	$173,390
Gross margin(2)	49,408	43,858	34,464	42,454	29,427
Restructuring and other special charges	3,854	—	1,490	1,334	3,632
(Loss) income from continuing operations	(27,731)	(349)	(5,307)	5,200	(16,127)
Income (loss) from discontinued operations, net of tax	848	5,527	771	1,459	(4,711)
Gain on sale of discontinued operation, net of tax	3,899	—	—	—	—
Extraordinary item – negative goodwill	13,053	—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	(4,671)	—
Net (loss) income	$(9,931)	$5,178	$(4,536)	$1,988	$(20,838)
Basic (loss) income per common share:
Continuing operations	$(2.59)	$(0.06)	$(0.76)	$0.73	$(2.45)
Discontinued operations	0.08	0.78	0.11	0.21	(0.72)
Gain on sale of discontinued operation	0.36	—	—	—	—
Extraordinary item – negative goodwill	1.22	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.67)	—
Net (loss) income	$(0.93)	$0.72	$(0.65)	$0.27	$(3.17)
Diluted (loss) income per common share(3):
Continuing operations	$(2.59)	$(0.06)	$(0.76)	$0.73	$(2.45)
Discontinued operations	0.08	0.78	0.11	0.21	(0.72)
Gain on sale of discontinued operation	0.36	—	—	—	—
Extraordinary item negative goodwill	1.22	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.66)	—
Net (loss) income	$(0.93)	$0.72	$(0.65)	$0.28	$(3.17)
Cash dividends per common share	$—	$—	$—	$—	$—
Balance sheet data(4):
Working capital(5)	$68,504	$25,358	$23,028	$32,807	$31,505
Total assets	$217,339	$149,859	$157,178	$160,966	$129,683
Long-term debt	$2,228	$120	$1,306	$7,267	$7,998
Total debt	$41,933	$44,024	$50,944	$59,596	$37,663
Stockholders’ equity	$87,249	$46,835	$43,620	$48,238	$48,965

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)	Gross margin includes $0.4 million, $0.5 million and $0.9 million of restructuring charges in 2005, 2002 and 2001, respectively.

(3)	During 2005, 2004, 2003 and 2001, the weighted average number of shares of common stock outstanding used for basic earnings per share was also used in computing diluted earnings per share due to the anti-dilutive impact of common share equivalents on the loss per common share from continuing operations.

(4)	As of the end of each period.

(5)	Working capital represents the excess of current assets over current liabilities. Borrowings under the Revolving Credit facility are reflected as current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers and other specialty heat exchangers for the heavy duty aftermarket.

As a result of the merger with Modine Aftermarket Holdings, Inc. on July 22, 2005, the Company is organized into two segments based upon the geographic area served – Domestic and International. The Domestic segment includes sales to customers located in the United States and Canada, while the International segment includes sales to customers located in Mexico, Europe and Central America. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes as well as cash flow from operations which reflects operating results and asset management.

In order to evaluate market trends and changes, management utilizes a variety of economic and industry data including miles driven by vehicles, average age of vehicles, gasoline usage and pricing and automotive and light truck vehicle population data. In addition, we also utilize Class 7 and 8 truck production data and industrial and off-highway equipment production data.

Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders’ approval, providing for the merger of Modine Aftermarket into the Company and Modine’s acquisition of the Company’s Heavy Duty OEM business unit. Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K, describes the merger with the Aftermarket business of Modine which was completed on July 22, 2005. The transaction will likely increase the Company’s 2006 consolidated annual sales to over $400 million and adds manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. In addition, the Company will now be focused predominantly on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. As a result of this transaction, the Company has a stronger balance sheet and is better positioned to face the market challenges of the future. In conjunction with the merger, the Company’s name was changed from Transpro, Inc. to Proliance International, Inc. The Company had also announced that, in conjunction with the merger, it was undertaking a restructuring program, which was expected to total $10 million to $14 million of restructuring costs over the next 12 to 18 months and would generate savings in excess of $30 million on an annualized basis, when completed. These costs will include restructuring costs charged to operations, restructuring costs accrued on the acquisition balance sheet and integration costs charged to operations. Approximately $10.5 million was spent or committed during 2005. The Company has acted to accelerate as many restructuring activities as possible into a shorter time frame and has worked to add additional actions to help offset unfavorable market conditions. At this time the Company anticipates that most activities will be completed by mid 2006 and that the full year 2007 impact will be $45 million to $48 million. Of this, approximately $3 million was realized in 2005 and an additional $37 million is anticipated in 2006. These savings will be offset in part by rising commodity costs and continued competitive price pressure.

As discussed in Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-K, the Company completed the sale of its Heavy Duty OEM Business to Modine Manufacturing Company on March 1, 2005 for $17.0 million in cash. The gain from the sale of the business of $6.2 million before taxes of $2.3 million has been included in the operating results for the year ended December 31, 2005. Operating results of the Heavy Duty OEM business unit for periods prior to the sale are shown as a discontinued operation in the Consolidated Statement of Operations included herein. The proceeds from the sale were utilized to reduce outstanding borrowings under the Company’s revolving credit and term loan agreements and fund operations.

In early 2005, prior to the closing of the Modine Aftermarket merger, the Company commenced certain cost reduction activities with the opening of a new distribution facility in Southaven, Mississippi and the related closure of two warehousing locations and a return goods facility in Memphis, Tennessee. In addition, the Company closed its aluminum heater manufacturing plant in Buffalo, New York, and relocated this production to an existing facility in Mexico.

Results of Operations

Comparison of Year Ended December 31, 2005 to 2004

Net sales from continuing operations for the year ended December 31, 2005 of $296.8 million were $78.4 million or 35.9% above the $218.4 million in 2004. The 2005 results included $68.9 million of sales by businesses acquired from Modine for the period July 22, 2005 through the end of the year and $227.9 million of sales by historical Proliance business units. Domestic automotive and light truck heat exchange product sales during 2005 were $186.8 million, including $27.2 million resulting from the business acquired in the Modine Aftermarket merger, compared to $164.8 million in 2004. While unit volumes were adversely impacted by changes in customer buying habits and a shorter than normal selling season due to weather conditions, heat exchange product sales were also lowered by the impact of continuing competitive pricing pressures. These pricing pressures, which result in the Company lowering average selling prices, are expected to have an impact on results in 2006 as well. In the domestic temperature control product lines, sales were $39.1 million in 2005 compared to $20.5 million in 2004 reflecting $9.2 million from the businesses acquired in the Modine Aftermarket merger, combined with increased sales volume primarily attributable to a new customer added in 2005. Demand for both automotive and light truck heat exchange and temperature control products in 2005 was impacted by ‘‘flat’’ miles driven statistics compared to 2004, the first time that this has been reported by the Federal Highway Administration in over 25 years. Domestic heavy duty product sales were $39.3 million in 2005 compared to $33.1 million in 2004 and included $0.9 million from the businesses acquired in the Modine Aftermarket merger. Heavy duty product sales benefited from new product lines recently introduced into the marketplace, pricing actions and an increase in unit volume caused by the positive effects of an improving economy in the marketplaces served by these products. International segment sales of $31.6 million in 2005 reflect sales generated from the businesses in Europe, Mexico and Central America which were acquired in the Modine Aftermarket merger. The Company’s operating unit in Europe is reported on a one-month lag. As a result, 2005 results for this business are from July 22, 2005, the date of the merger, through November 30, 2005.

Gross margin, as a percentage of net sales, was 16.6% in 2005 versus 20.1% in 2004. This reduction reflects actions taken at our Nuevo Laredo facility to lower production levels in order to reduce inventory levels and generate cash flow. As a result, there was a $3.4 million increase in unabsorbed overhead which lowered gross margin during the period. While the Company expects to continue to take actions in 2006 to lower inventories further, it does not anticipate that these actions will have the same impact on unabsorbed overhead in 2006. Margins in 2005 were also impacted, for the third consecutive year, by double digit increases in commodity costs. As an example, copper prices during 2005 rose approximately 30% and were at their highest levels at year end. In early 2006, prices have continued to rise; however, it is unclear how long this trend will continue. Within the automotive and light truck heat exchange product lines, the Company has been unable to recover these commodity cost increases due to market conditions; however, in the heavy duty heat exchange product lines, it has had some success. The Company intends to continue to attempt to recover these rising costs wherever and whenever possible. Automotive and light truck heat exchange product margins were also lowered by the increasing competitive pricing pressure being experienced in this market. These competitive pricing pressures are expected to have an impact on margins in 2006 as well. Gross margin was also impacted by the $2.5 million write-off of the fair market value adjustment of inventory which was recorded as part of the merger purchase accounting entry, with respect to the Modine Aftermarket transaction. Margins in 2005 were also lowered by $0.4 million as a result of restructuring costs associated with the write down of inventory to net realizable value and by a increase in the accrual for customer adjustments due to lower than anticipated sales in a particular product category. In conjunction with the Modine merger, the Company announced a restructuring program initially expected to take 12 - 18 months, which would generate over $30 million in future cost reductions. As of December 31, 2005, the Company has completed a major portion of these activities and expects to begin experiencing the benefits of these actions early in 2006. Annualized savings as a result of the restructuring actions are now expected to be between $45 million and $48 million on an annualized basis when completed for the full year. While the Company continues to be focused on cost reduction actions to negate rising costs, there can be no assurance that it will be able to do so in the future.

Selling, general and administrative expenses increased as a percentage of net sales to 22.3% in 2005 from 18.3% in 2004. While spending increased by $26.3 million or 66%, this was largely attributable to the impact of the merger. Costs associated with operating the seventy-four branch locations added as a result of the merger are included in selling, general and administrative expense. In addition, the Company incurred approximately $1.5 million of costs associated with the integration of IT, communications and financial information of the two businesses as well as costs associated with the Company’s name change from Transpro, Inc. to Proliance International, Inc. In addition, the year-over-year increase reflects $1 million of costs attributable to the Sarbanes-Oxley compliance activities initiated during the year, approximately $1.6 million from higher employee health care costs and approximately $0.9 million from higher freight costs caused by the rising price of fuel. It is anticipated that costs associated with the Company’s Sarbanes-Oxley compliance activities will be even higher in 2006, as both domestic and international operations prepare for the December 31, 2006 compliance deadline, and that health care costs will also continue to rise. Selling, general and administrative expense levels were lowered by $0.8 million in 2005 due to the sale of surplus machinery and equipment acquired in the merger. These assets had been written down to a zero net book value in the purchase accounting entry and the cash proceeds were recorded as a gain on sale of fixed assets.

Restructuring charges of $3.9 million for 2005 represent costs associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, in conjunction with the opening of a new distribution facility in Southaven, Mississippi, along with the closure of the Company’s aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico. In addition, the Company incurred costs associated with restructuring activities impacting existing Proliance facilities, which were part of the $10 million to $14 million restructuring program announced at the time of the merger. These included costs associated with the closure of branch and plant locations and their consolidation into existing Modine aftermarket facilities, the closure of the Company’s New Haven, Connecticut tube mill and the relocation of copper/brass radiator production from the Company’s Nuevo Laredo manufacturing facility to the Mexico City facility acquired in the merger. Restructuring costs are associated with the movement of inventory and fixed assets, one-time personnel-related costs and the write down of fixed assets, with no future use, to net realizable value and are recorded when incurred. These activities are expected to be completed early in 2006 and will result in the Company recording additional restructuring costs at that time. Costs associated with the restructuring of Modine facilities were recorded as accrued liabilities on the acquisition balance sheet.

Interest costs in 2005 of $8.0 million were $3.2 million above last year due to higher discounting fees associated with participating in customer sponsored vendor payment programs and higher average interest rates which were offset partially by the impact of lower average debt levels. Discounting fees for 2005 were $4.0 million compared to $1.5 million in 2004. This reflects increased participation in the programs offered by our customers. These discounting fees are also impacted by the rising interest rates and the Company’s higher sales levels to customers offering these programs. The Company expects to continue participating in these programs in 2006, as long as this is a cost effective method of borrowing, and expense levels will continue to be impacted by rising discount rates and the levels of receivables discounted. Average interest rates on our revolving credit facility were 5.85% in 2005 compared to 4.29% in 2004, while average debt levels were $48.3 million in 2005 vs. $50.9 million in 2004.

The effective tax rate in 2005 for continuing operations reflects the realization of a deferred tax asset established in 2004 along with foreign and state income tax provisions. A federal tax benefit on the entire loss from continuing operations was not recorded in 2005 due to the existence of the Company’s tax valuation reserve. In 2004, the effective tax rate included a tax benefit of $0.9 million to reflect the reversal of a portion of the deferred tax valuation reserve in anticipation of the gain to be recorded in 2005 as a result of the sale of the Heavy Duty OEM business unit offset by a state and foreign provision.

The loss from continuing operations in 2005 was $27.7 million, or $2.59 per basic and diluted share, compared to a loss of $0.3 million, or $0.06 per basic and diluted share in 2004.

As a result of the sale of the Heavy Duty OEM business on March 1, 2005, as described in Note 4 of the accompanying Notes to Consolidated Financial Statements, the results of this business are treated as a discontinued operation. For the period prior to the sale in 2005, the discontinued operation reported income after taxes of $0.8 million or $0.08 per basic and diluted share, compared to income after taxes of $5.5 million, or $0.78 per basic and diluted share, for all of 2004.

The difference between the $17.0 million selling price and the net book value of the Heavy Duty OEM assets which were sold, less transaction costs, resulted in the recording of a gain on sale after tax of $3.9 million or $0.36 per basic and diluted share in 2005.

As a result of recording the merger with Modine Aftermarket during the third quarter of 2005, there was an excess of net assets acquired over consideration paid, which generated negative goodwill of $13.1 million or $1.22 per basic and diluted share, which was written off as extraordinary income. The amount of negative goodwill at year end reflects a reduction of $0.1 million from the amount recorded at the time of the acquisition due to adjustments of estimates made in the original opening balance sheet.

The net loss for 2005 was $9.9 million or $0.93 per basic and diluted share, compared to net income of $5.2 million, or $0.72 per basic and diluted share a year ago.

Comparison of Year Ended December 31, 2004 to 2003

Net sales for the year ended December 31, 2004 increased 9.8% or $19.5 million to $218.4 million as compared to $198.9 million in 2003. All sales in 2004 and 2003 were in the domestic segment. Domestic automotive and light truck heat exchange product sales of $164.8 million were 11.4% above 2003 resulting from product line expansions by several major retail customers, the addition of new customers and increased customer demand. These impacts were partially offset by growing competitive pricing pressures on certain product lines which caused the Company to decrease average selling prices and precluded the Company from passing on to customers the impacts of rising commodity costs. While miles driven have increased slightly in 2004 as compared to 2003, they continue to be pressured by rising fuel costs. The Company’s potential market continues to grow slowly, as the number of older cars requiring heat exchanger product replacement increases and the number of light trucks and SUV’s on the road has continued to grow. Domestic automotive and light truck temperature control product sales of $20.5 million were 2.7% above 2003 levels due to the impact of new customer additions. These impacts were offset in part by unit volume declines caused by changes in customer buying habits, higher levels of customer inventories going into the year and wet and cool weather conditions. These new customer additions should provide the Company with a stronger customer base should market conditions improve. Domestic heavy duty product sales of $33.1 million were 7.0% or $2.2 million above 2003 levels. Sales grew as a result of new product programs, pricing actions and improved economic conditions which generated stable product demand as compared to marketplace declines experienced during the past several years. Heavy duty product volume is dependent on economic conditions impacting the marketplaces which it serves.

Gross margin, as a percentage of sales, was 20.1% in 2004 compared to 17.3% in 2003. The 2004 improvement reflects lower product costs due to higher production levels, improved efficiency and the impact of cost reduction programs implemented during the past three years. These cost reduction programs included the relocation of all copper/brass heater production to Mexico, improvements to aluminum heater production, sourcing of product from lower cost offshore suppliers, conversion of products to aluminum from copper/brass and improvements of production efficiency. These actions offset the impacts of rising commodity costs affecting all segments and the competitive pricing pressures impacting the domestic automotive and light truck heat exchange products. In 2003, margins were adversely impacted by production cutbacks impacting automotive and light truck heat exchange products in the fourth quarter of 2002. These cutbacks resulted in higher actual inventory costs at the end of 2002, which translated into lower gross margins in 2003 as the product was sold. Margins last year were also adversely impacted by start-up problems with the Company’s new aluminum tube mill and other manufacturing issues. These items did not recur in 2004.

Selling, general and administrative expenses in 2004 increased by 10.5% to $40.0 million when compared to 2003, while expenses increased as a percentage of sales to 18.3% compared to 18.2% in 2003. The higher expense level is attributable to increased sales related expenses caused by the year-over-year sales improvement, higher freight costs reflecting rising fuel costs and increased incentive compensation accruals attributable to the year-over-year improvement in operating results. This impact was offset by the Company’s cost reduction efforts over the past three years to lower branch and administrative spending relative to sales, and improve operating efficiencies. It is expected that the Company will continue to benefit from these and future cost reduction activities.

Restructuring and other special charges of $1.5 million in 2003 represented costs associated with the closure of two regional heavy duty plants in North Kansas City, Missouri and Phoenix, Arizona; the closure of the Charlotte, North Carolina branch facility, the movement of Fedco copper/brass inventory and machinery (acquired at the end of 2002) to Mexico and a program of salaried headcount reductions. No restructuring costs were recorded in 2004, and all cash outflows associated with the 2003 and prior year restructuring activities were completed in 2004.

Interest costs of $4.8 million in 2004 were $1.1 million above 2003 levels as the impact of higher discounting charges from the Company’s expanded participation in customer sponsored payment programs and higher average interest rates offset the impact of lower average debt levels. Discounting expense increased to $1.5 million in 2004 from $0.4 million in 2003 as the Company participated in additional customer sponsored payment programs, as they were made available, in an effort to counteract the impact of longer customer payment terms. These discounting expenses are impacted by the rising interest rates and the Company’s higher sales levels to customers offering these programs. Average interest rates under our Loan and Security Agreement (‘‘Loan Agreement’’), with Congress Financial Corporation (New England), an affiliate of Wachovia Bank N.A., in 2004 were 4.29% compared with 4.13% in 2003, while average debt levels were $50.9 million in 2004 vs. $55.5 million in 2003.

The effective tax rate in both 2004 and 2003 reflects state and foreign provisions, and changes in the deferred tax valuation allowance. In the fourth quarter of 2004, the Company recorded a tax benefit of $0.9 million to reflect the reversal of a portion of its deferred tax valuation reserve in anticipation of the gain to be recorded in 2005 as a result of the sale of its Heavy Duty OEM business unit. The tax provision in 2003 also includes a tax benefit of $1.4 million for refundable income taxes associated with filing the Company’s 2002 Federal Income Tax return.

The loss from continuing operations was $0.3 million or $0.06 per basic and diluted share in 2004 compared to a loss of $5.3 million or $0.76 per basic and diluted share in 2003. Income from the discontinued operation, net of income taxes, was $5.5 million or $0.78 per basic and diluted share in 2004 compared to income of $0.8 million or $0.11 per basic and diluted share in 2003.

Net income in 2004 improved to $5.2 million or $0.72 per basic and diluted share compared to a net loss of $4.5 million or $0.65 per basic and diluted share in 2003, reflecting the sales and operational improvements discussed above.

Financial Condition, Liquidity and Capital Resources

In 2005, operating activities generated cash flow of $2.7 million. This was comprised of $1.8 million generated by continuing operations and $0.9 million generated by the discontinued heavy duty OEM business prior to its sale on March 1, 2005. For the full year, continuing operations accounts receivable levels were lowered by $7.2 million as the impact of increased balances reflecting higher sales levels was more than offset by the Company’s continued participation in customer sponsored payment programs and other collection actions. The Company intends to continue using these customer sponsored programs to accelerate the collection of customer receivables as long as they are offered at a cost effective discount rate. Continuing operations inventory levels for the full year were lowered by $8.7 million, due to actions undertaken by management in the second half of the year. Production levels at the Company’s manufacturing plants were lowered and the level of purchases from outside third parties was reduced in order to lower inventory levels which had risen due to a slow start to the normal selling season and inventory added by the merger with Modine. While these production cutbacks resulted in increased levels of unabsorbed overhead being changed against operations, the Company was able to generate cash which was utilized to pay down debt levels and fund operations. Accounts payable levels rose by $8.5 million as the Company attempted to balance vendor payments with the continuing trend towards longer customer payment terms. During the second half of 2005, continuing operations generated $20.8 million of cash flow from operating activities which offset the $19.4 million of cash flow used by operations during the first half of 2005. This cash flow in the second half of the year is largely due to inventory reduction programs initiated by the Company. These programs included cutbacks in production and purchasing levels and actions to lower inventory levels added as a result of the Modine Aftermarket merger. Additional funds were also generated by the collection of accounts receivable. Funds generated were utilized for operating activities and to fund restructuring actions with occurred in the second half of the year.

Cash flow generated from operating activities during 2004 was $13.5 million. Of this amount, $9.2 million was generated by continuing operations and $4.3 million by our discontinued operation. Income from continuing operations was a loss of $0.3 million compared to a net loss of $5.3 million in 2003 reflecting increased sales levels and the Company’s cost reduction activities. Continuing operations accounts receivable levels decreased by $7.0 million as the Company accelerated the collection of certain customer receivables utilizing cost effective customer sponsored payment programs administered by financial institutions, which offset the impact of increased receivable balances as a result of higher sales levels. These accelerated collections were done in an effort to offset the continuing trend towards longer customer payment terms by ‘‘blue chip’’ customers, at a cost effective discount rate. Inventory levels grew $3.6 million in order to support the higher anticipated sales levels and the sourcing of product from off shore suppliers. Inventory turns approximated the levels achieved in 2003 reflecting management’s efforts to balance inventory levels in line with customer service requirements. Accounts payable were reduced by $0.3 million. Accrued expenses rose by $1.7 million due in part to management incentive accruals which were zero a year ago.

In 2003, cash flow from operating activities was $8.7 million. Continuing operations provided $7.8 million and our discontinued operation provided $0.9 million. Accounts receivable levels decreased by $10.5 million as the Company accelerated the collection of certain customer receivables utilizing a cost effective customer sponsored payment program administered by a financial institution. Inventory levels grew by $6.2 million due to the soft market conditions experienced for most of the year, which included a shorter than normal peak selling season for heat exchanger and air conditioning products. In addition, the higher inventory levels reflected the purchase of a competitor’s inventory from a major customer during the fourth quarter and the requirement to build inventory in anticipation of new Automotive and Light Truck customer programs which were expected to commence in early 2004. Accounts payable rose by $8.4 million as a result of the growth in inventory levels as well as the Company’s efforts to balance payable outflows with cash collections.

Capital expenditures by continuing operations were $8.9 million for 2005, compared with $3.2 million in 2004. Expenditures for 2005 were primarily associated with the opening of a new distribution center located in Southaven, Mississippi, the implementation of new product introductions and cost reduction activities. At December 31, 2005, there are no material outstanding capital commitments. Capital expenditures are estimated to approximate $10.0 million to $11.0 million in 2006, which will include expenditures associated with the upgrade of computer systems in Mexico and Europe, the conversion of Modine computer systems in the U.S. to the Company’s, new product introductions and cost reduction actions. It is anticipated that these expenditures will either be funded by operations, leasing actions or from borrowings under the existing revolving credit agreement.

During 2005, in a non-cash transaction, the Company entered into a long-term capital lease for the purchase of racking to be used at its new distribution center. In addition, during the third quarter of 2004, in a non-cash transaction, the Company sold $1.6 million of inventory and fixed assets, associated with its condenser product line, at its net book value, to a vendor in return for a reduction in the Company’s accounts payable to that vendor and a 24-month supply agreement commencing on January 1, 2005.

As further disclosed in Note 5 of the Notes to Consolidated Financial Statements, on July 22, 2005, the Company completed its merger with Modine Aftermarket. Transaction costs approximated $8.7 million, of which $6.4 million has been paid during 2005, $0.9 million was payable at December 31, 2005 and $1.4 million had been paid during 2004. During 2005, the Company had expenditures of $3.0 million associated with restructuring activities impacting Modine facilities which were accrued on the acquisition balance sheet.

On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and fund operations.

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

Cash dividends paid to a preferred shareholder were approximately $0.1 million in 2005, 2004 and 2003.

At December 31, 2005, total debt outstanding was $41.9 million; $2.1 million lower than a year earlier. This reduction reflects the utilization of funds generated by operating activities and from the sale of the Heavy Duty OEM business. At December 31, 2005, the Company had $17.5 million available for future borrowings under its Loan Agreement and was in compliance with the covenants contained in the Loan Agreement.

Total debt at the end of 2004 was $44.0 million compared with $50.9 million at the end of 2003. This $6.9 million reduction reflects the utilization of funds generated by operating activities.

In 2003, total debt was lowered by $8.7 million reflecting the pay down of the $5.0 million Industrial Revenue Bond, at the time the Company’s headquarters facility was sold, and the utilization of cash flow generated by operations.

On November 19, 2004, the Company entered into an amendment to its Loan Agreement which increased loan availability by $1.0 million as a result of a reduction in an availability reserve contained in the Agreement. In addition, the minimum adjusted net worth requirement under the agreement was increased from $37.0 million to $40.0 million for all periods after September 30, 2004.

On July 22, 2005, in connection with the merger of the Company with the aftermarket business of Modine, the Company amended its $80.0 million credit facility (the ‘‘Loan Agreement’’) with Wachovia Capital Financial Corporation (New England), formerly known as Congress Financial Corporation (New England) effective July 21, 2005. The amended credit facility consists of a revolving credit line with maximum borrowings of $78.3 million and a $1.7 million term loan, each of which was amended to expire on July 21, 2009 (subject to renewal on an annual basis thereafter). Under the amended credit facility, the interest rate is 2% over a Eurodollar-based rate through April 21, 2006 and ranges from 1.75% to 2.25% over such rate thereafter. The amended credit facility also provides that the Company may pay dividends or repurchase capital stock of up to $3.0 million annually, as long as excess availability is at least $18.0 million for the 30 consecutive days both prior to and following the payment date. The amended credit facility also amends the borrowing base calculation such that (i) up to $55.0 million in respect of eligible inventory may be counted and (ii) availability reserves may be revised for dilution in respect of the Company’s accounts. The amended facility adds financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if excess availability exceeds $15.0 million), (ii) minimum excess availability ($5.0 million at all times through June 30, 2006 and $13.0 million immediately after giving effect to the Modine merger), and (iii) capital expenditures (not to exceed $12.0 million in any calendar year end, if financed under the credit facility). The Company was required to, and did, satisfy customary conditions to the amendment of the credit facility and obtained Wachovia’s consent to the merger.

On October 20, 2005, the Company further amended its Loan and Security Agreement. Under the amended Loan Agreement, the Unused Line Fee was reduced through June 30, 2006. The amended Loan Agreement also changes financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if Excess Availability exceeds $15.0 million) such that minimum EBITDA for the September 30, 2005 and December 31, 2005 test dates is a higher negative amount, and (ii) minimum Excess Availability ($5.0 million at all times through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the Maximum Credit under the amended Loan Agreement of $80.0 million or the Revolving Loan Ceiling. The amended Loan Agreement also added a financial covenant requiring that consolidated inventory, excluding the Company’s NRF and Mexpar subsidiaries, as of December 31, 2005 would not exceed $122.0 million. The Company was in compliance with this covenant. The Company was required to, and did, satisfy customary conditions to the amendment of the Loan Agreement.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Loan Agreement. The Company’s working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck product lines. In addition, the Company’s future cash flow may be impacted by industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company’s significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the company’s results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of these lengthening customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek other sources or forms of capital. However, no assurance can be given that the Company would be successful in securing such additional sources or forms of capital.

As a result of the merger with the aftermarket business of Modine, the Company’s liquidity improved as the assets being acquired were debt free and the acquired balance sheet included $6.3 million in cash. We presently estimate that the costs of the business realignment and other actions necessary to effectively integrate the business will be funded from cash transferred in the merger, generated by the operations acquired, including cost savings, or result from borrowings under the Company’s Loan Agreement.

The following table summarizes the Company’s outstanding material contractual obligations as of December 31, 2005:

	Payments Due by Period
Type of Obligation	Less Than 1 Year		2-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Revolving credit facility(1)	$38,805		$—	$—	$—	$38,805
Term loan	340		680	567	—	1,587
Pension plan contribution	3,305	(2)	—	—	—	3,305
Capital lease obligations	560		848	133	—	1,541
Operating leases	8,336		10,258	5,068	2,254	25,916
Purchase obligations	26,243	(3)	—	—	—	26,243
Total	$77,589		$11,786	$5,768	$2,254	$97,397

(1)	Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report. Based upon year end borrowing levels and interest rates, annual interest cost would approximate $2.4 million.

(2)	Pension plan contributions reflect expected disbursements in 2006 as calculated by the Company’s third-party actuary. Estimated contributions for future years are not currently determinable as they will be impacted by changes in discount rates, pension plan performance and other factors.

(3)	Purchase obligations for goods and services outstanding at the end of the year which normally are consumed over a period of less than 12 months. This is not reflective of total consumption over a 12-month period.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. A company’s critical accounting estimates, as set forth by the U.S. Securities and Exchange Commission, are those which are most important to the portrayal of its financial condition and results of operations and often require the utilization of estimates or subjective judgment. Based upon this definition, we have identified the critical accounting estimates addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ from these estimates under different assumptions or conditions. The Company also has other key accounting policies, which involve the use of estimates, which are further described in Note 2, ‘‘Summary of Significant Accounting Policies’’, of the Notes to Consolidated Financial Statements contained herein.

Revenue Recognition.    Sales are recognized either when products are shipped to the customer or when products are received by the customer in accordance with the invoice shipping terms. Sales are recorded net of sales rebates, cash discounts, returns and advertising and other allowances. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience or agreements currently in place with customers. The Company will also accrue for unusual warranty exposures at the time the exposure is identified and quantifiable based upon analyses of expected product failure rates and engineering cost estimates. In connection with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized over the life of the agreement. The Company also establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and the current economic conditions. Customer account balances are written off at the time they are deemed fully uncollectible. Changes in our customers’ financial condition or other factors could cause our estimates of uncollectible accounts receivable or the amortization periods of customer acquisition costs to vary.

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

Impairment of Long-Lived Assets.    In the event that facts and circumstances indicate that the carrying amounts of a business unit’s long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows of the business unit, associated with the long-lived assets, would be compared to the asset’s carrying amount to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated fair value. The estimates used in determining whether an impairment exists involve future cash flows of each business unit, which are based upon expected revenue trends, cost of production and operating expenses.

Income Taxes.    Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that those such assets will not be realized. Changes to the valuation allowance are based on the evaluation of all available evidence supporting the Company’s ability to utilize tax benefits prior to their expiration.

Pension Plans.    The Company establishes and periodically reviews the assumptions used in the measurement of its retirement plans. The discount rate used in the assumption will change in relation to increases or decreases in applicable published bond indices. At December 31, 2005, the discount rate for domestic plans was 5.88%. The return on assets for domestic plans reflects the long-term rate of return on plan assets expected to be realized over a ten year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company’s domestic pension plan assumptions currently include a 9% long-term annual rate of return, which is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance. Differences between actual and assumed portfolio performance as well as the impact of changes in discount rates are included in the calculation of the Company’s accrued pension costs by a third-party actuary. In the future, the unrecognized net loss, of $6.9 million at December 31, 2005, along with changes in any of the underlying pension assumptions, and the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts. Absent any other changes, a 1% change in the discount rate increases or decreases pension expense by $0.3 million per year, the pension benefit obligation by $3.5 million and the minimum pension liability adjustment in Shareholders’ Equity by $4.1 million.

Loss Reserves.    The Company has other loss exposures such as self-insurance, environmental and litigation for which it determines the need and amount of reserves. Reserves are established using estimates, judgments and consistent methodologies to determine the exposure and ultimate potential liability.

Inflation

The overall impact of the low rate of United States inflation in recent years has resulted in no significant impact on labor costs and general services utilized by the Company. The principal raw materials used in the Company’s replacement radiator and heater core product lines are copper and brass. The Company also uses aluminum for its radiator, charge air cooler, condenser and heater core product lines. Copper, brass, aluminum and other primary metals used in the Company’s business are generally subject to commodity pricing and variations in the market prices for such materials. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company typically executes purchase orders for its copper and brass requirements three to nine months prior to the actual delivery date. In periods of abnormally high commodity market prices, the Company will place orders only for its current requirements. In either case, the purchase price for such copper, brass and aluminum is established at the time such orders are placed by the Company and not at the time of delivery.

The Company also manages its metals commodity pricing exposure by attempting to pass through any cost increases to its customers. During 2003, 2004 and 2005, commodity prices increased significantly over the prior year. While the Company has been successful in passing through some price increases on its heavy duty products, on its automotive and light truck heat exchange products, it has been unable to do so. As a result, the Company has been forced to generate other cost reduction activities in order to offset these impacts. There is no assurance that the Company will be successful in raising prices to its customers in the future or that it will be able to generate sufficient cost reductions to offset rising commodity prices. The Company currently does not use financial derivatives or other methods to hedge transactions with respect to its metals consumption.

Environmental Matters

The Company is subject to Federal, foreign, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company also believes there will not be any material adverse impact to its financial results due to the investigation and cleanup activities. The Company also believes it is reasonably possible that environmental related liabilities might exist with respect to other industrial sites formerly owned or occupied by the Company. Based upon information currently available, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued a revised SFAS No. 123(R), ‘‘Share-Based Payment.’’ SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) as of January 1, 2006. The ultimate impact, of recording non-cash stock compensation expense, on the future results of operations as a result of adopting SFAS No 123(R) is not determinable as it is dependent on the number of options granted after the effective date.

Forward-Looking Statements and Cautionary Factors

Statements included in this filing, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance of the Company are subject to the detailed factors set forth in Item 1A – Risk Factors, included in this Form 10-K. Such statements are based upon the current beliefs and expectations of Proliance management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used in this filing the terms ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘objective,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘project,’’ ‘‘will’’ and similar expressions identify forward-looking statements. The forward-looking statements contained herein are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates, credit and commodities.

The Company’s interest rate risk is sensitive to changes in interest rates. At December 31, 2005, the Company had a Loan Agreement, under which $40.4 million was outstanding. The weighted average interest rate on the Loan Agreement during 2005 was 5.85%. Interest on the Loan Agreement is based on, at the Company’s option, the Eurodollar loan rate plus a Eurodollar margin or the prime rate. The Eurodollar margin for the period July 21, 2005 through April 21, 2006 is 2% while thereafter it is between 1.75% and 2.25%. The impact of a 10% change in market interest rates would not have a material impact on the Company’s results of operations.

The Company has sales and manufacturing facilities in Europe and Mexico. As a result, changes in foreign currency exchange rates and changes in the economic conditions in Europe and Mexico could affect financial results. The Company has accounted for transactions associated with these foreign operations in accordance with the guidance established under Financial Accounting Standards No. 52, ‘‘Foreign Currency Translation.’’ As of December 31, 2005, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $32.8 million. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates at December 31, 2005 would be $3.2 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely all move in the same direction relative to the dollar. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with retail customers in the Company’s Domestic segment where the top five customers comprise 47% of net sales in 2005 and 30% of the outstanding trade accounts receivable balance at December 31, 2005. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management’s expectations of the industry and the overall economy. As of December 31, 2005, the Company had no other significant concentration of credit risk.

Certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and aluminum markets may be subject to changes based on availability. The Company conducts its purchasing of such commodities generally through three to nine month purchase order commitments; however, this practice may be modified in periods of rising prices. See ‘‘Raw Materials and Suppliers’’ in Item 1 of this Report and ‘‘Inflation’’ in Item 7 of this Report for additional information on commodity purchasing.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Proliance International, Inc.:

We have audited the accompanying consolidated balance sheets of Proliance International, Inc. and subsidiaries (formerly Transpro, Inc.) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. We have also audited the information for the years ended December 31, 2005 and 2004 set forth in financial statement schedule II included herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proliance International, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2005 and 2004.

/s/ BDO Seidman, LLP
New York, NY March 30, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Proliance International, Inc. (formerly known as Transpro, Inc.):

In our opinion, the consolidated statements of operations, cash flows, and changes in stockholders’ equity for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Proliance International, Inc. (formerly known as Transpro, Inc.) and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, CT March 17, 2004, except for Note 4, for which the date is June 14, 2005

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net sales	$296,838	$218,433	$198,862
Cost of sales	247,430	174,575	164,398
Gross margin	49,408	43,858	34,464
Selling, general and administrative expenses	66,313	39,987	36,183
Restructuring charges	3,854	—	1,490
Operating (loss) income from continuing operations	(20,759)	3,871	(3,209)
Interest expense	7,958	4,812	3,739
Loss from continuing operations before taxes	(28,717)	(941)	(6,948)
Income tax (benefit)	(986)	(592)	(1,641)
Loss from continuing operations	(27,731)	(349)	(5,307)
Income from discontinued operation, net of $506, $200 and $478 of income tax in 2005, 2004 and 2003	848	5,527	771
Gain on sale of discontinued operation, net of income tax of $2,331	3,899	—	—
Extraordinary income – negative goodwill	13,053	—	—
Net (loss) income	$(9,931)	$5,178	$(4,536)
Basic (loss) income per common share:
From continuing operations	$(2.59)	$(0.06)	$(0.76)
From discontinued operation	0.08	0.78	0.11
From gain on sale of discontinued operation	0.36	—	—
From extraordinary income – negative goodwill	1.22	—	—
Net (loss) income per common share – basic	$(0.93)	$0.72	$(0.65)
Diluted (loss) income per common share:
From continuing operations	$(2.59)	$(0.06)	$(0.76)
From discontinued operation	0.08	0.78	0.11
From gain on sale of discontinued operation	0.36	—	—
From extraordinary income – negative goodwill	1.22	—	—
Net (loss) income per common share – diluted	$(0.93)	$0.72	$(0.65)
Weighted average common shares – basic	10,714	7,106	7,106
Weighted average common shares and equivalents – diluted	10,714	7,106	7,106

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$4,566	$297
Accounts receivable (less allowance of $5,391 and $2,746)	58,296	34,429
Inventories	121,050	71,211
Deferred income taxes	—	1,490
Other current assets	4,955	2,708
Current assets of discontinued operation	—	11,403
Total current assets	188,867	121,538
Property, plant and equipment, net	20,333	16,135
Long-term assets of discontinued operation	—	6,565
Other assets	8,139	5,621
Total assets	$217,339	$149,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility and current portion of long-term debt	$39,705	$43,904
Accounts payable	50,956	26,647
Accrued liabilities	29,702	17,453
Current liabilities of discontinued operation	—	8,176
Total current liabilities	120,363	96,180
Long-term debt	2,228	120
Retirement and postretirement obligations	5,822	4,896
Deferred income taxes	899	620
Other long-term liabilities	778	1,208
Total long-term liabilities	9,727	6,844
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value:
Authorized 200,000 shares; issued and outstanding – none at December 31, 2005 and 2004	—	—
Series B convertible preferred stock, $.01 par value:
Authorized 30,000 shares; issued and outstanding – 12,781 at December 31, 2005 and 2004 (liquidation preference $1,278)	—	—
Common stock, $.01 par value: Authorized 47,500,000 and 17,500,000 shares, issued 15,297,769 and 7,147,959 shares, outstanding 15,255,833 and 7,106,023 shares at December 31, 2005 and 2004, respectively	152	71
Paid-in capital	105,642	55,041
Accumulated deficit	(11,848)	(1,853)
Accumulated other comprehensive loss	(6,682)	(6,409)
Treasury stock, at cost, 41,936 shares at December 31, 2005 and 2004	(15)	(15)
Total stockholders’ equity	87,249	46,835
Total liabilities and stockholders’ equity	$217,339	$149,859

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(9,931)	$5,178	$(4,536)
Adjustments to reconcile net (loss) income to net cash provided by operating activities from continuing operations:
Income from discontinued operation	(1,354)	(5,727)	(1,249)
Gain on sale of discontinued operation	(6,230)	—	—
Depreciation and amortization	4,547	4,707	4,626
Deferred income taxes	1,123	(870)	—
Provision for uncollectible accounts receivable	2,433	509	499
Non-cash restructuring charges	1,851	—	68
Gain on sale of building	(276)	(276)	(181)
Extraordinary income – negative goodwill	(13,053)	—	—
Changes in operating assets and liabilities, net of acquisitions opening balance sheet:
Accounts receivable	7,182	6,987	10,509
Inventories	8,677	(3,596)	(6,215)
Accounts payable	8,538	(331)	8,445
Accrued liabilities	771	1,665	326
Other	(2,456)	938	(4,485)
Net cash provided by operating activities of continuing operations	1,822	9,184	7,807
Net cash provided by operating activities of discontinued operation	852	4,278	897
Net cash provided by operating activities	2,674	13,462	8,704
Cash flows from investing activities:
Capital expenditures by continuing operations	(8,892)	(3,188)	(4,476)
Capital expenditures by discontinued operation	—	(1,701)	(694)
Sales and retirements of fixed assets	901	194	115
Cash on Modine Aftermarket acquisition balance sheet	6,300	—	—
Cash expenditures for restructuring costs on Modine Aftermarket acquisition balance sheet	(3,039)	—	—
Cash expenditures for merger transaction costs	(6,426)	(1,369)	—
Proceeds from sale of discontinued operation	17,000	—	—
Net proceeds from sale of building	—	—	5,178
Net cash provided by (used in) investing activities	5,844	(6,064)	123
Cash flows from financing activities (all from continuing operations):
Dividends paid	(64)	(64)	(64)
Net repayments under revolving credit facility	(2,525)	(6,068)	(2,695)
Repayment of Industrial Revenue Bond	—	—	(5,000)
Repayments under term loan and capitalized lease obligations	(1,278)	(1,140)	(957)
Deferred debt issuance costs	(299)	—	(71)
Proceeds for stock option exercises	15	—	—
Net cash used in financing activities	(4,151)	(7,272)	(8,787)
Effect of exchange rate changes on cash	(98)	—	—
Net increase in cash and cash equivalents	4,269	126	40
Cash and cash equivalents at beginning of year	297	171	131
Cash and cash equivalents at end of year	$4,566	$297	$171

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock	Paid-in Capital	Treasury Stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance at December 31, 2002	$71	$55,041	$(15)	$(2,367)	$(4,492)	$48,238
Net loss	—	—	—	(4,536)	—	(4,536)
Adjustment for minimum pension liability	—	—	—	—	(18)	(18)
Comprehensive loss	—	—	—	—	—	(4,554)
Preferred stock dividends declared	—	—	—	(64)	—	(64)
Balance at December 31, 2003	71	55,041	(15)	(6,967)	(4,510)	43,620
Net income	—	—	—	5,178	—	5,178
Adjustment for minimum pension liability	—	—	—	—	(1,899)	(1,899)
Comprehensive income	—	—	—	—	—	3,279
Preferred stock dividends declared	—	—	—	(64)	—	(64)
Balance at December 31, 2004	71	55,041	(15)	(1,853)	(6,409)	46,835
Net loss	—	—	—	(9,931)	—	(9,931)
Adjustment for minimum pension liability	—	—	—	—	347	347
Foreign current translation adjustment	—	—	—	—	(620)	(620)
Comprehensive loss	—	—	—	—	—	(10,204)
Common stock issued for option exercises (4,000 shares)	—	15	—	—	—	15
Common stock issued for merger (8,145,810 shares)	81	50,586	—	—	—	50,667
Preferred stock dividends declared	—	—	—	(64)	—	(64)
Balance at December 31, 2005	$152	$105,642	$(15)	$(11,848)	$(6,682)	$87,249

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Description of Business

Proliance International, Inc., formerly known as Transpro, Inc., (the ‘‘Company’’ or ‘‘Proliance’’) designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for the heavy duty heat exchanger aftermarket.

Note 2    Summary of Significant Accounting Policies

Basis of Consolidation:    The Company’s consolidated financial statements include the accounts of all subsidiaries. Intercompany balances and transactions have been eliminated. As a result of the sale of the Company’s Heavy Duty OEM business on March 1, 2005, as discussed in Note 4, the accounts of the Heavy Duty OEM business unit have been segregated and are shown in the consolidated financial statements and notes thereto as a discontinued operation.

As a result of the merger with the Modine Aftermarket business on July 22, 2005 (see Note 5), the reported results include a subsidiary located in Europe. The operating results of this business are included in the Consolidated Statements of Operations on a one-month lag.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash overdrafts if any, are classified as current liabilities. The amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts Receivable:    The Company participates in several customer-sponsored payment programs in order to accelerate the collection of outstanding accounts receivable and offset the impact of lengthening customer payment terms. When invoices are submitted to the financial institution designated in each customer program for payment, this is done without recourse. At the time cash is received, receivables are reduced, and a discounting fee, classified in interest expense on the Consolidated Statement of Operations is recorded. Discounting fee expense for the years ended December 31, 2005, 2004 and 2003 was $4.0 million, $1.5 million and $0.4 million, respectively. The Company establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and current economic conditions. Customer account balances are written off at the time they are deemed fully uncollectible.

Inventories:    Inventories are valued at the lower of cost (first-in, first-out method) or market. Provisions are made for slow moving or obsolete inventory based upon historical usage and management estimates of expected recovery.

Property, Plant and Equipment:    Property, plant and equipment is recorded at cost. Ordinary maintenance and repairs are expensed, while replacements and betterments are capitalized. Land improvements, buildings and machinery are depreciated using the straight-line method over their estimated useful lives which range up to forty years for buildings and between three and ten years for machinery and equipment. Leasehold improvements are amortized over the lease term or the estimated useful lives of the improvements, whichever is shorter. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Company’s consolidated statements of operations.

Goodwill:    Goodwill represents the excess of cost over the fair value of assets acquired. The Company follows Statement No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. At December 31, 2005 and 2004, no goodwill was recorded on the Consolidated Balance Sheet.

Impairment of Long-Lived Assets:    In the event that facts and circumstances indicate that the carrying amounts of a business unit’s long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated fair value.

Foreign Currency Translation:    Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at the average exchange rates for the year. Resulting translation adjustments are reported as other comprehensive income (loss) in Shareholders’ Equity on the Consolidated Balance Sheet. Foreign currency transaction gains or losses are included in the Consolidated Statement of Operations.

Revenue Recognition:    Sales are recognized either when products are shipped to the customer or when they are received by the customer in accordance with the invoice shipping terms. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience or consistent with agreements currently in place with certain customers. In conjunction with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized, as a reduction of net sales, over the life of the agreement. Delivery charges billed to customers were not significant in 2005, 2004 or 2003. Freight costs for shipments of product to customers are included in selling, general and administrative expenses and amounted to $9.0 million, $5.9 million and $5.0 million in 2005, 2004 and 2003, respectively.

Advertising Costs:    The Company offers certain customers advertising and marketing allowances as a fixed percentage of sales. These allowances are recorded as a reduction to net sales. In addition, the Company incurs costs to advertise and promote its products. These costs, which are not material, are included in selling, general and administrative expenses as incurred.

Research and Development:    Research and development costs are expensed as incurred and approximated $0.2 million, $0.1 million and $0.3 million in 2005, 2004 and 2003 respectively.

Stock Compensation Costs:    The Company applies APB Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’ and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 ‘‘Accounting for Stock Based Compensation,’’ as amended by SFAS No. 148 ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure’’, the pro forma net (loss) income and (loss) income per share for the three years ended December 31, would have been as follows:

	2005	2004	2003
	(in thousands, except per share amounts)
Net (loss) income :
As reported	$(9,931)	$5,178	$(4,536)
Stock based compensation costs	(491)	(263)	(240)
Pro forma	$(10,422)	$4,915	$(4,776)

	2005	2004	2003
	(in thousands, except per share amounts)
Basic net (loss) income per common share:
As reported	$(0.93)	$0.72	$(0.65)
Pro forma	(0.98)	0.69	(0.68)
Diluted net (loss) income per common share:
As reported	$(0.93)	$0.72	$(0.65)
Pro forma	(0.98)	0.69	(0.68)

As a result of the merger with Modine Aftermarket on July 22, 2005, all outstanding unvested employee stock options became fully vested, thus the remaining unrecorded stock compensation costs related to these options were reflected in the table above in 2005.

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

Concentration of Credit Risk and Availability of Funds:    The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with customers in the Company’s Domestic segment where the top five customers comprise 47% of net sales in 2005. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management’s expectations of the industry and the overall economy. As of December 31, 2005, the Company had no other significant concentrations of credit risk.

The Company’s financial statements have been prepared on the basis of continuity of operations as well as realization of assets and the satisfaction of liabilities in the ordinary course of business. The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Loan Agreement. The Company’s working capital requirements peak during the first and second quarters, reflecting the normal seasonality in the Domestic segment. In addition, the Company’s future cash flow may be impacted by industry trends towards lengthening customer payment terms or the extension of customer sponsored payment arrangements. The Company utilizes customer-sponsored payment programs administered by financial institutions in order to accelerate the collection of receivables and offset the impact of these longer terms. The Company intends to continue utilizing these programs as long as it is a cost effective tool to accelerate cash flow. Management believes that cash flow from operations, together with the debt financing described in Note 10 herein, will be adequate to finance ongoing operations. However, management believes that the amount of funds available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

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

Note 3    Recent Accounting Pronouncements

In December 2004, the FASB issued a revised SFAS No. 123(R), ‘‘Share-Based Payment’’. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company will be required to adopt SFAS No. 123(R) as of January 1, 2006. The ultimate impact, of recording non-cash stock compensation expense, on the future results of operations as a result of adopting SFAS No. 123(R) is not determinable as it is dependent on the number of options granted after the effective date.

Note 4    Sale of Heavy Duty OEM Business

On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business to Modine Manufacturing Company (‘‘Modine’’) for $17 million in cash. The Company recorded a gain of $3.9 million, which is net of $2.3 million of income tax, which is reported as a gain on sale of discontinued operation in the Consolidated Statements of Operations. The Heavy Duty OEM business manufactured and distributed heat exchangers to heavy duty truck and industrial and off-highway original equipment manufacturers. Net proceeds from the sale were used to reduce borrowings under the Company’s credit facility and to fund operating activities.

Heavy Duty OEM results for all periods are shown in the attached Consolidated Statements of Operations as results of discontinued operation. Net sales for the Heavy Duty OEM business were $9.3 million for the period January 1, 2005 through the date of the sale, March 1, 2005, while net sales for the years ended December 31, 2004 and 2003 were $49.7 million and $29.8 million, respectively. Income from discontinued operation for the period January 1, 2005 through the date of the sale, March 1, 2005, was $0.8 million, which is net of $0.5 million of tax, and $5.5 million and $0.8 million for the years ended December 31, 2004 and 2003, which are net of $0.2 million and $0.5 million of tax, respectively. The Company did not allocate any interest expense to the discontinued operation.

At December 31, 2004, discontinued operation’s current assets of $11.4 million included net accounts receivable of $5.8 million; net inventories of $5.2 million; and other current assets of $0.4 million. Discontinued operation’s non-current assets reflect gross property, plant and equipment of $22.5 million, less $15.9 million of accumulated depreciation. Discontinued operation’s current liabilities included $6.5 million of accounts payable and $1.7 million of accrued expenses.

In conjunction with the sale of the Heavy Duty OEM business to Modine, the Company entered into a supply agreement to continue providing Modine’s Jackson, Mississippi plant, which was acquired in the transaction, with products it had been purchasing from Proliance facilities. This agreement is anticipated to end in 2006. From the date of the sale through December 31, 2005, the Company recorded $6.4 million of net trade sales to Modine under this supply agreement. During the year ended December 31, 2004 and 2003, the Company's continuing operations had $6.9 million and $3.8 million, respectively of intercompany sales with the Heavy Duty OEM business.

Note 5    Merger with Modine Aftermarket Business

On July 22, 2005, following receipt of approval of the Company's stockholders, the Company completed its merger transaction pursuant to which Modine Aftermarket Holdings, Inc. (‘‘Modine Aftermarket’’) merged into the Company. Modine Aftermarket was spun off from Modine immediately prior to the merger and consisted of Modine's aftermarket business. The Modine Aftermarket business manufactured and distributed heat exchange and temperature control products in North and Central America and Europe. Upon effectiveness of the merger, the Company changed its name to ‘‘Proliance International, Inc.’’ (‘‘Proliance’’). In connection with the merger, the Company has issued a total of 8,145,810 shares of its common stock to Modine shareholders, or 0.235681 shares for each outstanding Modine common share. Immediately after the effectiveness of the merger, prior Transpro, Inc. shareholders owned 48% of the combined company on a fully diluted basis, while Modine shareholders owned the remaining 52%. For accounting purposes, the Company was the acquirer. As a result of the merger, the Company is focused predominantly on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe.

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of the acquisition. The Consolidated Statements of Operations includes the results of the acquired business for the period subsequent to the acquisition date.

The aggregate consideration paid for the transaction was as follows:

(in thousands)
Value of common stock issued
Common stock	$81
Paid in capital	50,586
Total value of common stock issued	50,667
Proliance transaction costs	4,468
Modine transaction costs reimbursed by Proliance	4,239
Total consideration	$59,374

The shares of stock issued were valued at $6.22 per share, which represented the average closing price of Proliance common stock for the two days before and after the merger agreement was announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at July 22, 2005. These amounts are based upon a preliminary opening balance sheet, which is still subject to review and adjustments. The initial purchase price allocations, recorded during the third quarter of 2005, have been adjusted for changes in the estimates of the fair value of the assets acquired and liabilities assumed.

(in thousands)
Current assets	$101,120
Property, plant and equipment	20,259
Other assets	4,932
Assets acquired	126,311
Current liabilities	30,948
Other liabilities	2,677
Liabilities assumed	33,625
Net assets acquired	$92,686

Included in current liabilities assumed were accrued expenses associated with restructuring Modine facilities. The excess ($33.3 million) of the net assets acquired over the total consideration was first utilized to write-down to zero the acquired property, plant and equipment and intangible assets of the Modine Aftermarket business (totaling $20.2 million). The remaining amount, $13.1 million, was included as extraordinary income negative goodwill, in the determination of net income in the accompanying Consolidated Statements of Operations.

The following table summarizes unaudited pro forma financial information for the twelve months ended December 31, 2005 and 2004 assuming the Modine Aftermarket merger had occurred on January 1, 2004. The Modine Aftermarket year end was March 31. The unaudited pro forma financial information uses data corresponding to Proliance’s reporting period. This unaudited pro forma information does not represent what would have occurred if the transaction had taken place on January 1, 2004 and does not reflect our future consolidated results of operations or financial position. The unaudited pro forma combined financial statements do not include any adjustments to reflect any of the restructuring costs expected to be incurred in order to combine the operations of Proliance and the Modine Aftermarket business or the anticipated benefits from these synergy actions. These restructuring costs will result from actions taken with respect to both Proliance and Modine Aftermarket business operations, facilities and associates. The charges will be recorded based upon the nature and timing of these integration actions.

	Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net sales	$420,616	$430,141
Net loss from continuing operations	$(30,358)	$(1,154)
Net loss per share from continuing operations
– basic	$(1.99)	$(0.08)
– diluted	$(1.99)	$(0.08)

During September, 2005, the Company sold to Modine, surplus fixed assets, acquired in the merger, which had been written down to zero through the purchase accounting entry. As a result, the $0.5 million of proceeds were recorded as a gain on disposal of fixed assets and included as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Note 6    Sale of Building

On May 1, 2003, the Company completed the sale of its headquarters facility in New Haven, Connecticut. In conjunction with the sale, the Company entered into a six-year lease for the office, test lab and tube mill space, which it currently occupies. The proceeds from the sale were used to repay the $5.0 million outstanding balance of the Industrial Revenue Bond (‘‘IRB’’) on the facility. The gain on the sale of the building, of approximately $1.6 million, is being recognized as income equally over the six-year term of the lease. During 2005, 2004 and 2003, the Company recorded a gain of $0.3 million, $0.3 million and $0.2 million, respectively, in its results from operations. The minimum lease obligation under the lease agreement is $0.3 million per year or $2.0 million for the full term of the lease.

Note 7    Restructuring Charges

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

In conjunction with the merger with Modine Aftermarket, the Company commenced a 12- to 18-month restructuring program expected to result in one-time charges of $10 million to $14 million. These actions are designed to lower costs and increase manufacturing and operating efficiencies and include activities impacting existing Proliance locations, which resulted in charges to the income statement, and activities impacting locations acquired in the Modine Aftermarket merger, which costs have been accrued on the opening balance sheet as a purchase accounting entry. Activities under this program were accelerated and a major portion of them have been completed as of December 31, 2005. The remainder will be completed during the first half of 2006. Actions completed in 2005 resulted in the elimination of 247 employee positions.

On July 25, 2005 the Company announced that it would close its Emporia, Kansas manufacturing facility and move its radiator and oil cooler production to two existing facilities in Mexico. In addition, two heavy duty regional plants and branch distribution centers in Denver, Colorado and Seattle, Washington were also closed and consolidated into existing facilities. The Company took these actions in order to lower its product costs and streamline its manufacturing capabilities. The closing and relocation actions related to the Emporia, Kansas facility were completed by the end of 2005. The closure and relocation of the regional plant facilities were completed by September 30, 2005. Costs associated with Modine facilities were accrued on the opening balance sheet as a purchase accounting entry while costs associated with Proliance facilities are or will be included in the Statements of Operations as restructuring expense as incurred. Cash expenditures for these activities will continue through 2006.

On July 29, 2005 the Company announced that it would be closing 22 branch locations throughout the United States as another phase of its merger restructuring program. These facilities were combined into other existing Company branch locations. These actions were taken in order to eliminate duplicate facilities and lower distribution costs. The closure and consolidation actions were completed by the end of 2005. Costs associated with Modine facilities were accrued on the opening balance sheet as a purchase accounting entry while costs associated with Proliance facilities have been included in the Statements of Operations as restructuring expense. Cash expenditures for these activities will continue through 2006.

On September 23, 2005, the Company announced the closing of its copper/brass tube mill operation located in New Haven, Connecticut, as another phase of its previously announced restructuring program. The Company took this action in order to lower ongoing costs. The closing activities were completed during the fourth quarter of 2005 and resulted in the Company incurring approximately $0.2 million of restructuring costs. These costs which are associated with relocating inventory and machinery and one-time personnel related expenses associated with the elimination of nine full-time positions are included in the Consolidated Statements of Operations as restructuring expense. Cash expenditures will be completed in 2006.

On October 7, 2005, the Company announced its decision to (i) close its distribution centers in Orlando, Florida and Kansas City, Missouri and consolidate these activities into two existing facilities in Arlington, Texas and Southaven, Mississippi and (ii) consolidate the portion of its copper/brass radiator production, performed at its Nuevo Laredo, Mexico plant, into its Mexico City plant location.

The distribution center closings in Kansas City and Orlando and the associated relocation actions were essentially completed by the end of 2005. In conjunction with these actions, the Company incurred between $0.3 million and $0.4 million in one-time cash costs related to the relocation of inventory, facility exit costs and personnel-related expenses associated with the elimination of 36 employment positions once these activities are completed. These costs have been accrued on the opening acquisition balance sheet, resulting in reduction of the negative goodwill generated by the transaction, as they related to the closure of acquired facilities. Cash expenditures for these activities will continue through 2006.

The relocation of the Nuevo Laredo copper/brass radiator production to Mexico City is expected to be completed during the first calendar quarter of 2006. When this action is completed, the Company will have centralized its copper/brass radiator production in Mexico City and its aluminum radiator production in Nuevo Laredo. Costs associated with this relocation, which are expected to be $3.0 million to $3.5 million, will be recorded in the Consolidated Statements of Operations as restructuring expenses as they are incurred. These include cash expenditures to relocate equipment and employee-related costs associated with the elimination of 194 positions, along with the non-cash write-off of certain inventory and the non-cash write-down of fixed assets, no longer required, to net realizable value. The write-off of inventory and fixed assets occurred in 2005. Other costs will be completed in 2006. With the relocation of production to Mexico City, the Company expects to add 42 associates.

During 2003, the Company completed the $7.0 million restructuring program that it had commenced during the third quarter of 2001. The program was designed around business initiatives to improve the Company’s operating performance, including the redesign of our distribution system, headcount reductions, the transfer of production between manufacturing facilities and a reevaluation of our product offerings. The Company also added approximately $0.9 million of new restructuring programs in 2003 to include the relocation of Fedco’s inventory and machinery (acquired at the end of

2002) to Mexico and salaried headcount reductions made in order to lower overall operating costs. Restructuring and other special charges of $1.5 million were recorded during 2003 as a result of these activities.

Workforce related charges in 2003 represent the elimination of 82 salaried and hourly positions as a result of the closure of two Heavy Duty Aftermarket plants and salaried headcount reductions. Cash payments for severance programs were completed during 2004. Facility consolidation costs in 2003 are associated with the closure of two Heavy Duty Aftermarket plants in North Kansas City, Missouri and Phoenix, Arizona, the closure of the Charlotte, North Carolina Automotive and Light Truck branch and the relocation of the Fedco copper/brass inventory and machinery from Buffalo to our existing facility in Mexico. Cash payments were completed during 2004. In conjunction with the closure of two Heavy Duty Aftermarket plants in 2003, the Company also wrote down the related fixed assets and inventory to net realizable value and disposed of the assets.

The remaining restructuring reserve balance at December 31, 2003 and 2005 was classified in other accrued liabilities. At December 31, 2004, the restructuring reserve had a zero balance. A summary of restructuring charges and payments during the three years ended December 31, 2005 is as follows:

	Workforce Related	Facility Consolidation	Asset Write-down	Total
	(in thousands)
Balance at December 31, 2002	$475	$162	$—	$637
Charge to operations	922	500	68	1,490
Cash payments	(1,198)	(639)	—	(1,837)
Non-cash write-off	—	—	(68)	(68)
Balance at December 31, 2003	199	23	—	222
Cash payments	(199)	(23)	—	(222)
Balance at December 31, 2004	$—	$—	$—	$—
Charge to operations	1,041	1,388	1,851	4,280
Modine Aftermarket acquisition balance sheet	2,186	2,647	—	4,833
Cash payments	(2,944)	(2,364)	—	(5,308)
Non-cash write-off	—	—	(1,851)	(1,851)
Balance at December 31, 2005	$283	$1,671	$—	$1,954

Of the $4.3 million of restructuring charges included in the Consolidated Statements of Operations for the year ended December 31, 2005, $0.4 million was included in cost of sales as it represents the write down of inventory to net realizable value.

The remaining accrual for facility consolidations at December 31, 2005 consists primarily of lease obligations and facility exit costs related to the acquired Modine facilities, which are expected to be paid primarily in 2006.

Note 8    Inventory

Inventory at December 31 consists of the following:

	2005	2004
	(in thousands)
Raw material and component parts	$21,813	$16,437
Work in progress	4,070	3
Finished goods	95,167	54,771
Total inventory	$121,050	$71,211

Note 9    Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2005	2004
	(in thousands)
Leasehold improvements	$3,289	$1,924
Machinery and equipment	38,748	46,366
Property, plant and equipment, gross	42,037	48,290
Accumulated depreciation and amortization	(21,704)	(32,155)
Property, plant and equipment, net	$20,333	$16,135

Assets acquired in the Modine Aftermarket merger have been recorded with a zero cost and accumulated depreciation due to the application of a portion of the excess of net assets acquired over the total consideration of the transaction.

The cost and accumulated depreciation of assets under capital lease obligations was $2.1 million and $0.4 million at December 31, 2005 and $0.2 million and $0.1 million at December 31, 2004, respectively.

Note 10    Debt

Debt at December 31 consists of the following:

	2005	2004
	(in thousands)
Revolving credit facility	$38,805	$42,530
Term loan	1,587	1,275
Capitalized lease obligations	1,541	219
Total debt	41,933	44,024
Less:
Revolving credit facility	38,805	42,530
Current portion of long-term debt	900	1,374
Total long-term debt	$2,228	$120

On July 22, 2005, in connection with the merger of the Company with the aftermarket business of Modine, the Company amended its $80.0 million credit facility with Wachovia Capital Financial Corporation (New England), formerly known as Congress Financial Corporation (New England) effective July 21, 2005. The amended credit facility consists of a revolving credit line with maximum borrowings of $78.3 million and a $1.7 million term loan, each of which was amended to expire on July 21, 2009 (subject to renewal on an annual basis thereafter). Under the amended credit facility, the interest rate is 2% over a Eurodollar-based rate through April 21, 2006 and ranges from 1.75% to 2.25% over such rate thereafter. The amended credit facility also provides that the Company may pay dividends or repurchase capital stock of up to $3.0 million annually, as long as excess availability, as defined in the agreement, is at least $18.0 million for the 30 consecutive days both prior to and following the payment date. The amended credit facility also amends the borrowing base calculation such that (i) up to $55.0 million in respect of eligible inventory may be counted and (ii) availability reserves, as defined in the agreement, may be revised for dilution in respect of the Company’s accounts. The amended facility adds financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if excess availability exceeds $15.0 million), (ii) minimum excess availability ($5.0 million at all times through June 30, 2006 and $13.0 million immediately after giving effect to the merger), and (iii) capital expenditures (not to exceed $12.0 million in any calendar year, if financed under the credit facility).

On October 20, 2005, the Company amended its Loan and Security Agreement (the ‘‘Loan Agreement’’) with Wachovia Capital Finance Corporation (New England), pursuant to a Thirteenth

Amendment to Loan and Security Agreement. Under the amended Loan Agreement, the Unused Line Fee was reduced through June 30, 2006. The amended Loan Agreement changes financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if Excess Availability exceeds $15.0 million) such that minimum EBITDA for the September 30, 2005 and December 31, 2005 test dates was lowered and (ii) minimum Excess Availability ($5.0 million at all times through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the Maximum Credit under the amended Loan Agreement of $80.0 million or the Revolving Loan Ceiling. The amended Loan Agreement also included a financial covenant requiring that consolidated inventory, excluding the Company’s NRF and Mexpar subsidiaries, as of December 31, 2005 would not exceed $122.0 million. The Company was in compliance with these covenants at December 31, 2005.

On November 19, 2004, the Company entered into an amendment to its Loan Agreement which increased loan availability by $1.0 million as a result of a reduction in an Availability Reserve contained in the Loan Agreement. In addition, the minimum Adjusted Net Worth requirement, under the agreement, was increased from $37.0 million to $40.0 million for all periods after September 30, 2004.

The Loan Agreement, which was originally entered into on January 4, 2001, and amended thereafter, is collateralized by a blanket first security interest in substantially all of the Company’s assets plus a pledge of the stock of the Company’s subsidiaries. Available borrowings under the Revolving Credit Facility are determined by a borrowing base consisting of the Company’s eligible accounts receivable and inventory, adjusted by an advance rate. Borrowings under the Revolving Credit Facility are classified as short term in the accompanying consolidated balance sheet.

Amounts borrowed under the Loan Agreement prior to the amendment noted above, bore interest at variable rates based, at the Company’s option, on either the Eurodollar rate plus a margin of 2.0%, 2.25% or 2.50% depending on the Company’s pretax profit performance, or the Wachovia base lending rate. The Loan Agreement also contained covenants regarding working capital and net worth.

At December 31, 2005 and 2004, the interest rate on outstanding borrowings under the Loan Agreement was 6.29% and 4.83%, respectively. The weighted average interest rate during 2005 and 2004 was 5.85% and 4.29%, respectively. Available borrowings under the Revolving Credit facility at December 31, 2005 were $17.5 million.

The term loan requires monthly payments, totaling $0.3 million per year with a final payment in July, 2009.

Capitalized lease obligations relate primarily to computer equipment and racking at the Company’s distribution center in Southaven, Mississippi. The total future rental payments under the capital leases of $1.7 million include interest payments of $0.2 million.

Interest paid during 2005, 2004 and 2003 was $7.0 million, $3.9 million, and $2.9 million, respectively.

The Company’s NRF subsidiary in The Netherlands has an available credit facility of five million Euro. There were no borrowings under the arrangement at December 31, 2005.

The Company utilizes letters of credit in the amounts of $4.9 million at December 31, 2005 and 2004 to back certain insurance policies and certain trade purchases.

Minimum future debt repayments, excluding the Revolving Credit facility, will be $0.9 million in 2006, $0.8 million in 2007, $0.7 million in 2008 and $0.7 million in 2009.

Note 11    Stockholders’ Equity

Common Stock:    At the Company’s annual shareholders’ meeting, held on July 22, 2005, shareholders approved an increase in the Company’s authorized common stock from 17.5 million shares to 47.5 million shares.

Stockholder Rights Plan:    On September 14, 1995, the Board of Directors adopted a Stockholder Rights Plan (the ‘‘Rights Plan’’), under which one Right (the ‘‘Right’’) was issued and distributed for each share of common stock. The Rights Plan was intended to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a price of $60.00 per one one-hundredth of a share of Series A Preferred Stock subject to adjustment. The description and terms of the Rights were set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent.

On April 29, 2004, the Company announced that its Board of Directors approved an amendment of the Company’s Shareholders’ Rights Agreement to accelerate its expiration date from September 29, 2005 to September 30, 2004. As a result, the Rights Plan was effectively terminated on October 1, 2004.

Preferred Stock:    In connection with the acquisition of Ready-Aire, the Company issued 30,000 shares of its Series B Convertible Preferred Stock (‘‘Preferred Stock’’). The purchase agreement provided for a potential additional payout for the Ready-Aire acquisition based on the earnings performance of the business for the period January 1, 1999 through December 31, 2000 that would, under certain circumstances, take the form of an increase in the liquidation preference of the Preferred Stock. The holder of the Preferred Stock has disputed the calculation of the payout amount, and the Company is attempting to resolve the differences in accordance with the arbitration provisions of the Ready-Aire stock purchase agreement. The Preferred Stock is non-transferable and is entitled to cumulative dividends of 5%. It is redeemable at the Company’s option, at the liquidation preference at the time of redemption. The Preferred Stock is convertible into common stock based upon the liquidation preference and the market value of common stock at the time of conversion, as further defined in the purchase agreement. The aggregate number of shares of common stock to be issued upon conversion of Preferred Stock may not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion.

Accumulated Other Comprehensive Loss:    Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in Stockholders’ Equity. For 2005, 2004 and 2003, other comprehensive loss reflected minimum pension liability adjustments. As a result of the Modine Aftermarket merger, in 2005, other comprehensive loss also reflects accumulated foreign currency translation adjustments. The adjustments for the three years ended December 31, were as follows:

	Minimum Pension Liability	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2002	$(4,492)	$—	$(4,492)
Annual adjustment	(18)	—	(18)
Balance at December 31, 2003	(4,510)	—	(4,510)
Annual adjustment	(1,899)	—	(1,899)
Balance at December 31, 2004	(6,409)	—	(6,409)
Annual adjustment	347	(620)	(273)
Balance at December 31, 2005	$(6,062)	$(620)	$(6,682)

Note 12    Retirement and Post-retirement Plans

Domestic Retirement Plans:    A majority of the Company’s non-union full-time U.S. employees are covered by a cash balance defined benefit plan. Generally, employees become vested in their pension plan benefits after 5 years of employment. The Company also maintains a non-qualified retirement plan to supplement benefits for designated employees whose pension plan benefits are limited by the provisions of the Internal Revenue Code.

The Company has recorded an additional minimum liability at the end of each year representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. To the extent possible, an intangible asset, representing unrecognized prior service costs, has been recorded to offset the liabilities. The balance of the liability at the end of the period is reported as a separate reduction of Stockholders’ Equity.

Pension assets and liabilities associated with the Heavy Duty OEM business unit remained with the Company after the sale of this business unit in 2005.

Domestic Postretirement Plans:    The Company provides healthcare and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The Company accrues for the cost of its postretirement healthcare and life insurance benefits based on actuarially determined costs recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. The Company funds these costs on a pay as you go basis.

Components of net periodic benefit cost of domestic retirement and postretirement plans for the three years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2005	2004	2003	2005	2004	2003
	(in thousands)
Service cost	$807	$813	$801	$2	$5	$5
Interest cost	1,842	1,821	1,824	25	31	37
Expected return on plan assets	(2,065)	(2,062)	(2,095)	—	—	—
Curtailment (gain) loss	181	—	—	(30)	—	—
Amortization of net loss	530	281	141	2	4	4
Net periodic benefit cost	1,295	853	671	(1)	40	46
Allocated to discontinued operation	66	395	331	—	—	—
Allocated to continuing operations	$1,229	$458	$340	$(1)	$40	$46

The curtailment charge incurred in 2005 relates to the closure of facilities in conjunction with the Company’s restructuring activities.

The following tables set forth the domestic plans’ combined funded status and amounts recognized in the Company’s consolidated balance sheets at the measurement date, December 31:

	Retirement Plans		Postretirement Plans
	2005	2004	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$32,319	$30,212	$515	$526
Service cost	807	813	2	5
Interest cost	1,842	1,821	25	31
Curtailment and termination gain	(252)	—	(78)	—
Actuarial loss (gain)	502	984	(61)	18
Actual gross benefits paid	(1,952)	(1,511)	(18)	(65)
Benefit obligation at December 31	$33,266	$32,319	$385	$515
Change in plan assets:
Fair value of plan assets at January 1	$25,460	$21,603	$—	$—
Actual return on plan assets	1,991	2,612	—	—
Company contributions	664	2,756	18	65
Actual gross benefits paid	(1,952)	(1,511)	(18)	(65)
Fair value of plan assets at December 31	$26,163	$25,460	$—	$—

	Retirement Plans		Postretirement Plans
	2005	2004	2005	2004
	(in thousands)
Reconciliation of funded status:
Funded status at December 31	$(7,103)	$(6,859)	$(385)	$(515)
Unrecognized transition obligation	4	11	—	—
Unrecognized prior service cost	154	206	—	50
Unrecognized net loss (gain)	6,882	7,175	(18)	43
(Accrued) prepaid benefit cost	$(63)	$533	$(403)	$(422)
Amounts recognized in statements of financial position:
Long-term pension asset	$832	$791	$—	$—
Accrued benefit liability	(6,957)	(6,722)	(403)	(422)
Intangible asset	—	55	—	—
Accumulated other comprehensive loss	6,062	6,409	—	—
Net amount recognized at December 31	$(63)	$533	$(403)	$(422)

The assumptions used in the determination of the domestic retirement and postretirement benefit obligation at December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.88%	6.00%	6.25%	6.00%	6.00%	6.25%
Salary progression	4.25%	4.00%	4.00%	—	—	—

The assumptions used in the determination of the net periodic benefit cost for the domestic retirement and postretirement plans for the years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Return on assets	9.00%	9.00%	9.00%	—	—	—
Salary progression	4.25%	4.25%	4.25%	—	—	—

The return on assets reflects the long-term rate of return on plan assets expected to be realized over a ten-year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company’s pension assumptions currently include a 9% long-term annual rate of return, which is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance.

The assumptions used to develop domestic postretirement plan healthcare costs at December 31 are as follows:

	2005	2004	2003
Initial trend rate	12.00%	9.00%	10.0%
Ultimate trend rate	9.00%	5.00%	5.00%
Years to ultimate trend	3	7	8

Assumed healthcare cost trend rates can have an effect on the amounts reported as expense for the healthcare plan. A one-percentage point change in the assumed healthcare cost trend rates would have a $0.1 thousand effect on total service and interest cost components and an immaterial effect on the post retirement benefit obligation.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $31.2 million, $31.0 million and $24.1 million as of December 31, 2005 and $30.4 million, $30.3 million and $23.5 million as of December 31, 2004, respectively.

Benefits expected to be paid to participants under the Company’s defined benefit pension plans are $2.2 million in 2006, $2.2 million in 2007, $2.4 million in 2008, $2.5 million in 2009, $2.6 million in 2010 and $13.9 million between 2011 and 2015.

Under the Company’s postretirement plans, expected benefit payments are $64 thousand in 2006, $66 thousand in 2007, $48 thousand in 2008, $28 thousand in 2009, $25 thousand in 2010 and $108 thousand between 2011 and 2015.

Assets of the Company’s pension plans and target allocations by category of investment are as follows:

		Percentage of Assets at December 31,
Asset Category	Target Allocation	2005	2004
Equity securities	70%	71%	72%
Debt securities	30%	29%	28%
Total	100%	100%	100%

Equity securities are invested in a combination of U.S. and international investments. The plan assets do not include any shares of the Company’s common stock. An outside investment advisor is utilized to manage and act as trustee for the Company’s pension plan assets. The Company’s strategy is to invest in diverse asset classes to minimize risk and maintain liquidity to ensure adequate asset values to meet ongoing benefit obligations.

It is the Company’s policy to make contributions to its qualified retirement plans sufficient to meet the minimum funding requirements of applicable laws and regulations. During 2006, the Company currently estimates that pension contributions will be $3.3 million.

401(k) Investment Plan:    Under the Company’s 401(k) Plan, substantially all of the Company’s non-union employees and certain union employees are eligible to contribute a portion of their salaries into various investment options, which include the Company’s common stock. The Company matches a percentage of the amounts contributed by the employees. The Company’s matching contributions were $0.5 million in 2005 and $0.4 million in 2004 and 2003.

Foreign Plans:    As a result of the Modine Aftermarket merger, the Company has defined-benefit plans and/or termination indemnity plans covering substantially all of the eligible foreign employees.

Benefits under these plans are based on years of service and final average compensation levels. Funding is limited to statutory requirements. The Company uses December 31 as the measurement date for the plans in Mexico and November 30 for the plans in Europe.

Components of net foreign plan periodic benefit cost for the period July 22, 2005 (the merger date) through December 31, 2005 is as follows:

(in thousands)
Service cost	$95
Interest cost	120
Expected return on plan assets	(48)
Amortization of net loss (gain)	—
Net periodic benefit cost	$167

The following tables set forth the foreign plans combined funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2005:

(in thousands)
Change in benefit obligation:
Benefit obligation at July 22	$3,793
Service cost	95
Interest cost	120
Actuarial loss	(10)
Actual gross benefits paid	(23)
Benefit obligation at December 31	$3,975
Change in plan assets:
Fair value of plan assets at July 22	$1,809
Actual return on plan assets	21
Company contributions	349
Actual gross benefits paid	(23)
Fair value of plan assets at December 31	$2,156
Reconciliation of funded status:
Funded status at December 31	$(1,819)
Unrecognized net loss	17
(Accrued) benefit cost	$(1,802)
Amounts recognized in statements of financial position:
Long-term pension asset	$—
Accrued benefit liability	(1,802)
Intangible asset	—
Accumulated other comprehensive loss	—
Net amount recognized at December 31	$(1,802)

The assumptions used in the determination of the foreign retirement benefit obligation at December 31, 2005 are a discount rate of 4.0% and salary progression of 2.5% in Europe and a discount rate of 10.25% and salary progression of 6.25% in Mexico.

The assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2005 were a discount rate of 4.0%, an expected rate of return of 4% and salary progression of 2.5% in Europe and a discount rate of 10.25%, an expected rate of return of 11.25% and salary progression of 6.25% in Mexico.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension plans with accumulated benefit obligations in excess of plan assets were $4.0 million, $3.2 million and $2.1 million as of December 31, 2005.

Company contributions to foreign plans in 2006 are estimated to be $0.4 million.

Benefits expected to be paid to participants under the Company’s foreign defined benefit pension plans are $0.4 million in 2006, $0.1 million in 2007, $0.1 million in 2008, $1.3 million in 2009, $0.2 million in 2010 and $1.2 million between 2011 and 2015.

Assets of the Company’s pension plans and target allocations by category of investment are as follows:

Asset Category	Target Allocation	As of December 31, 2005 Actual Allocation
Equity securities	0%	0%
Debt securities	100%	100%
Total	100%	100%

Note 13    Stock Compensation Plans

Stock Options:    At December 31, 2005 the Company had three stock option plans (Equity Incentive Plan, 1995 Stock Plan, Non-Employee Directors Stock Option Plan) under which key employees and directors have been granted options to purchase Proliance common stock. At the Company’s annual shareholders’ meeting, held on July 22, 2005, shareholders approved the Company’s new Equity Incentive Plan (the ‘‘Incentive Plan’’). The Incentive Plan became operative immediately after the merger. The Incentive Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units, deferred shares and units, stock appreciation rights and other equity-linked awards, payable in cash or in shares of the Company stock. Under the Incentive Plan equity-based awards relating to up to 1.4 million shares of the Company’s common stock may be granted, in addition to 56,400 shares available for options replacing options under the Non-Employee Directors Stock Option Plan (the ‘‘Directors Plan’’). Awards under the Incentive Plan can be made to directors, officers or other key employees. Under the Plan, up to 200,000 shares, in addition to shares available for options replacing options issued under the Directors Plan, may be utilized for grants to non-employee directors. No new awards may be granted under the Company’s previously adopted equity-based plans, which expired in September, 2005. Under the 1995 Stock Plan (the ‘‘Stock Plan’’) options were granted at fair market value on the date of grant and were generally exercisable cumulatively at the rate of 25% one year from the date of grant, 50% two years from the date grant, 75% three years from the date of grant, and 100% four years from the date of grant. As a result of the Modine merger, all unvested outstanding options granted to key employees as of July 22, 2005 became fully vested. Options granted under the Stock Plan generally expire ten years from the date of the grant. The total number of shares of common stock with respect to which stock options may be granted and restricted shares may be awarded under the Stock Plan was not to exceed 600,000. At December 31, 2005 and 2004, respectively, 534,359 and 544,359 common shares were reserved for stock options and restricted shares granted under the Stock Plan. The Non-Employee Directors Stock Option Plan (the ‘‘Directors Plan’’) provides for the issuance of options at the fair market value of the common stock covered thereby on the date of grant. Subject to certain acceleration provisions, each option granted under the Directors Plan will be exercisable 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant. Options granted under the Directors Plan expire ten years from the date of grant. The total number of shares of common stock with respect to which options may be granted under the Directors Plan was not to exceed 100,000 shares. At December 31, 2005 and 2004, respectively, 36,800 and 99,200 common shares were reserved for stock options granted under the Directors Plan.

In connection with the consummation of the merger, outstanding options under the Directors Plan that had an exercise price greater than or equal to the closing price of Company common stock on the day before the merger were, at the option of each director, replaced with options issued under the

Incentive Plan having the same terms as the prior options, except that (1) the term of each option that would otherwise expire prior to the third anniversary of the merger was extended to the third anniversary of the merger closing and (2) the period during which such options may be exercised following the cessation of a director’s service was increased from three months to the earlier of the third anniversary of such cessation of service and the end of the remaining term of the options. Outstanding options under the Directors Plan that had an exercise price less than the closing price of Company common stock on the day before the merger remain outstanding. On July 22, 2005, non-employee directors exchanged options to purchase an aggregate of 56,400 Company shares with exercise prices ranging from $7.75 to $11.75 per share.

Information regarding the Stock Plan, the Directors Plan and Incentive Plan is as follows:

		Option Price Range
Stock Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2002	441,859	2.50	3.88	5.88
Canceled	(9,500)	5.88	5.88	5.88
Outstanding at December 31, 2003	432,359	2.50	3.85	5.88
Granted	112,000	4.51	4.56	5.25
Outstanding at December 31, 2004	544,359	2.50	4.00	5.88
Exercised	(2,500)	4.51	4.51	4.51
Cancelled	(7,500)	4.51	4.51	4.51
Outstanding at December 31, 2005	534,359	2.50	3.99	5.88
Exercisable at December 31, 2005	534,359	2.50	3.99	5.88

		Option Price Range
Directors Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2002	99,200	2.70	7.50	11.75
Granted	—	—	—	—
Outstanding at December 31, 2003	99,200	2.70	7.50	11.75
Granted	—	—	—	—
Outstanding at December 31, 2004	99,200	2.70	7.50	11.75
Exercised	(1,500)	2.70	2.70	2.70
Cancelled	(60,900)	4.72	9.37	11.75
Outstanding at December 31, 2005	36,800	2.70	4.61	5.50
Exercisable at December 31, 2005	34,500	2.70	4.60	5.50

		Option Price Range
Equity Incentive Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2004	0	—	—	—
Granted	56,400	7.75	9.70	11.75
Outstanding at December 31, 2005	56,400	7.75	9.70	11.75
Exercisable at December 31, 2005	56,400	7.75	9.70	11.75

Total options exercisable at December 31, 2004 and 2003 were 370,024 and 243,679, respectively.

Additional information relating to outstanding options under the plans as of December 31, 2005 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.35 - $3.53	229,059	5.4	$2.98	229,059	$2.98
3.53 - 4.70	95,000	8.2	4.51	95,000	4.51
4.70 - 5.88	247,100	6.1	4.80	244,800	4.81
7.05 - 8.23	10,700	2.6	7.75	10,700	7.75
8.23 - 9.40	10,700	2.6	8.38	10,700	8.38
9.40 - 10.58	14,000	2.6	10.00	14,000	10.00
10.58 - 11.75	21,000	2.6	11.17	21,000	11.17

The fair value of each option grant, included in the pro forma disclosure of SFAS 123 in Note 2, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	0%	0%	—
Expected volatility	52.94%	54.8%	—
Risk-free interest rate	4.5%	4.7%	—
Expected life	3 Years	6 Years	—

The fair value per share of options granted in 2005 and 2004 was $1.67 and $2.89, respectively.

Restricted Stock:    Restricted stock awards vest four years from the date of the award. Unearned compensation, representing the fair value of the restricted shares at the date of the award, is charged to income over the period. At December 31, 2005, 2004 and 2003, there were no outstanding restricted stock awards.

Note 14    Income Taxes

The (benefit from) provision for income taxes for the three years ended December 31 is as follows:

	2005	2004	2003
	(in thousands)
Current:
Federal	$—	$43	$(1,442)
Foreign	338	236	276
State and local	390	199	3
Total current	728	478	(1,163)
Deferred:
Federal	(6,851)	1,264	(753)
Foreign	253	—	—
State and local	(1,325)	(16)	(326)
Valuation allowance	9,046	(2,118)	1,079
Total deferred	1,123	(870)	—
(Benefit from) income taxes	1,851	(392)	(1,163)
Provision for income taxes allocated to discontinued operation	506	200	478
Provision for income taxes allocated to gain on sale of discounted operation	2,331	—	—
(Benefit from) income taxes allocated to continuing operations	$(986)	$(592)	$(1,641)

A reconciliation of the (benefit from) provision for income taxes at the Federal statutory rate of 34% to the reported tax (benefit from) income taxes in 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(in thousands)
Provision (benefit) computed at the Federal statutory rate	$(2,748)	$1,627	$(1,938)
State and local income taxes, net of Federal income tax benefit	(935)	183	(323)
Foreign tax rate differential	103	63	112
Permanent difference—negative goodwill	(4,347)	—	—
Permanent differences—other	69	63	55
Reduction in tax reserves based on tax review	—	—	(108)
Valuation allowance included in provision	9,046	(2,118)	1,079
Other	663	(210)	(40)
(Benefit from) income taxes	1,851	(392)	(1,163)
Provision for income taxes allocated to discontinued operation	506	200	478
Provision for income taxes allocated to gain on sale of discontinued operation	2,331	—	—
(Benefit from) income taxes allocated to continuing operations	$(986)	$(592)	$(1,641)

Significant components of deferred income tax assets and liabilities as of December 31 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Pensions	$2,578	1,935
Postretirement benefits	162	172
Inventories	2,134	—
Allowance for bad debts	2,013	1,374
Self insurance reserves	943	1,021
Warranty reserves	1,393	281
Accrued vacation	743	713
Federal and state net operating loss	13,755	4,914
Deferred charges	364	478
Depreciation	2,559	—
Other	2,714	386
Valuation reserve	(24,285)	(5,843)
Total deferred tax assets	5,073	5,431
Deferred tax liabilities:
Depreciation	—	(3,649)
Inventories	—	(23)
Other	(1,473)	(889)
Total deferred tax liabilities	(1,473)	(4,561)
Net deferred tax assets	$3,600	$870

The net deferred tax asset at December 31, 2005 relates to the foreign operations and management believes that it is more likely than not that the deferred tax asset will be realized. The deferred tax assets associated with foreign operations ($4.5 million) are included in other assets in the accompanying balance sheet.

The Company’s federal net operating loss carry forwards at December 31, 2005 of approximately $30.6 million expire through 2025. The net operating losses prior to the merger are subject to limitation under Internal Revenue Code Section 382.

As a result of the Modine Aftermarket merger in July, 2005, the tax valuation reserve was increased by $9.4 million. The valuation reserve related to the minimum pension liability at December 31, 2005 was $2.3 million. During the fourth quarter of 2004, the Company reversed $0.9 million of its tax valuation reserve in anticipation of the gain recorded in 2005 resulting from the sale of its Heavy Duty OEM business.

At the time of filing the Company’s 2002 tax return, the amount of net operating loss, which could be carried back, was adjusted due to the Company’s decision to change its method of tax accounting for several items and the finalization of other amounts which had been previously estimated. These items resulted in additional tax refunds of $1.4 million. As the Company’s net deferred tax assets are fully reserved, this refund resulted in a tax benefit which was included in the results of operations for 2003.

The earnings of foreign subsidiaries are considered permanently reinvested in the foreign operations and therefore no provision has been made for U.S. taxes related to these subsidiaries.

(Loss) income from continuing operations before taxes from United States and foreign sources for the three years ended December 31 is as follows:

	2005	2004	2003
	(in thousands)
United States	$(30,150)	$(1,451)	$(7,430)
Foreign	1,433	510	482
Loss before taxes	$(28,717)	$(941)	$(6,948)

Net income taxes paid (refunded) during 2005, 2004 and 2003 were $1.2 million, $0.4 million, and $(1.9) million, respectively.

Note 15    (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per common share for the years ended December 31:

	2005	2004	2003
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(27,731)	$(349)	$(5,307)
Less: preferred stock dividends	(64)	(64)	(64)
Loss from continuing operations attributable to common stockholders	(27,795)	(413)	(5,371)
Income from discontinued operation, net of tax	848	5,527	771
Gain on sale of discontinued operation, net of tax	3,899	—	—
Extraordinary income – negative goodwill	13,053	—	—
Net (loss) income (attributable) available to common stockholders – basic	(9,995)	5,114	(4,600)
Add back: preferred stock dividend	—	—	—
Net (loss) income (attributable) available to common stockholders – diluted	$(9,995)	$5,114	$(4,600)
Denominator:
Weighted average common shares – basic	10,714	7,106	7,106
Dilutive effect of stock options	—	—	—
Dilutive effect of Series B Preferred Stock	—	—	—
Weighted average common shares – diluted	10,714	7,106	7,106
Basic (loss) income per common share:
From continuing operations	$(2.59)	$(0.06)	$(0.76)
From discontinued operation	0.08	0.78	0.11
From gain on sale of discontinued operation	0.36	—	—
From extraordinary income – negative goodwill	1.22	—	—
Net (loss) income per common share	$(0.93)	$0.72	$(0.65)
Diluted (loss) income per common share:
From continuing operations	$(2.59)	$(0.06)	$(0.76)
From discontinued operation	0.08	0.78	0.11
From gain on sale of discontinued operation	0.36	—	—
From extraordinary income – negative goodwill	1.22	—	—
Net (loss) income per common share	$(0.93)	$0.72	$(0.65)

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the years ended December 31, 2005, 2004 and 2003 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss from continuing operations per share. None of the options outstanding at December 31, 2005, 2004, or 2003 or Series B preferred stock were included in the loss per share calculation.

Note 16    Commitments and Contingencies

Leases:    The Company’s leases consist primarily of manufacturing and distribution facilities and equipment, which expire between 2006 and 2012. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases approximated $8.2 million in 2005, $4.8 million in 2004 and $4.8 million in 2003.

Future minimum annual rental payments under non-cancelable operating leases as of December 31, 2005 were as follows:    $8.3 million in 2006, $5.8 million in 2007, $4.5 million in 2008, $3.4 million in 2009, $1.6 million in 2010 and $2.3 million thereafter.

Insurance:    The Company is self-insured for healthcare, workers compensation, general liability and product liability claims up to predetermined amounts above which third party insurance applies. The Company has reserved approximately $2.7 million and $2.8 million to pay such claims as of December 31, 2005 and 2004, respectively.

Product Warranties:    As a result of programs offered by Modine Aftermarket, the Company now provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. The most significant warranty expense estimates are forecasts based on the best information available using statistical analysis of both historical and current claim data.

Changes in the warranty liability are as follows:

(in thousands)
Merger acquisition balance sheet	$2,866
Accruals for warranties issued in current year	1,119
Settlements made	(1,100)
Balance at December 31, 2005	$2,885

Legal Proceedings:    Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims.

Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the ‘‘Purchase Agreement’’), the Company acquired from Paul S. Wilhide (‘‘Wilhide’’) all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the ‘‘Convertible Shares’’), and the potential for an ‘‘earn-out’’ payment to Wilhide based on a calculation relating to EVAP’s performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out may be payable to Wilhide in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. While the arbitration schedule has not been finalized, it is anticipated that the arbitration hearing will occur and a decision rendered during 2006. The Company intends to vigorously defend this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company’s consolidated financial position, future operations or cash flows in a particular period. The ultimate outcome at this time, however, is unknown.

Environmental Matters:    The Company is subject to Federal, foreign, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company announced that it had signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement, the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company believes there will not be a material adverse impact to its financial results due to the investigation and cleanup activities. The Company also does not currently anticipate any material adverse effect on its consolidated results of operations, financial condition or competitive position as a result of compliance with Federal, state, local or foreign environmental laws or regulations. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business and there is no assurance that material environmental liabilities and compliance charges will not arise. The Company also believes it is reasonably possible that environmental-related liabilities might exist with respect to other industrial sites formerly owned or occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation, other than amounts already provided, for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

In conjunction with the merger, Modine retained the environmental liability for environmental remediation of soil and groundwater contamination at the Mill facility in The Netherlands, which existed at the time of the merger. As part of the agreement to sell the Company’s Heavy Duty OEM business to Modine in March 2005, the Company retained responsibility for any environmental remediation which would result from contamination existing on the date of the sale at the facility in Jackson, Mississippi, which was included in the transaction.

Note 17    Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Non-cash investing and financing activity:
Entered into capital lease obligation	$1,713	$288	$—
Common stock issued for net assets of Modine Aftermarket business	$50,667	$—	$—
Accrued expenses for unpaid merger transaction costs	$912	$370	$—
Sale of inventory on fixed assets to reduce accounts payable	$—	$1,554	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,968	$3,898	$2,853
Cash paid for income taxes	$1,303	$452	$331

Note 18    Business Segments

Subsequent to the merger with Modine Aftermarket and the sale of the Heavy Duty OEM business, the Company has been reorganized into two reporting segments, based upon the geographic area served – Domestic and International. The Domestic marketplace supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment includes heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America. Each product group within the Domestic segment constitutes an operating segment and have been aggregated for reporting business segment information.

The table below sets forth information about the reported segments. Previous years’ data has been restated based upon the new segments.

The Company evaluates the performance of its segments and allocates resources accordingly based on operating income (loss) before interest and taxes. Intersegment sales are recorded at cost plus a normal manufacturing profit margin.

The tables below set forth information about continuing operations reported segments for the three years ended December 31:

	Consolidated Revenues			Operating Income (Loss)
	2005	2004	2003	2005	2004	2003
	(in thousands)			(in thousands)
Domestic	$265,241	$218,433	$198,862	$(12,265)	$11,716	$1,359
International	31,597	—	—	1,370	—	—
Inter-segment revenues:
Domestic	646	—	—	—	—	—
International	6,741	—	—	—	—	—
Elimination of inter-segment revenues	(7,387)	—	—	—	—	—
Corporate expenses	—	—	—	(9,864)	(7,845)	(4,568)
Consolidated continuing operations total	$296,838	$218,433	$198,862	$(20,759)	$3,871	$(3,209)

	Total Assets			Capital Expenditures			Depreciation and Amortization Expense
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in thousands)			(in thousands)			(in thousands)
Domestic	$162,216	$126,518	$134,762	$7,852	$3,188	$4,476	$4,458	$4,686	$4,530
International	52,021	—	—	1,040	—	—	47	—	—
Corporate	3,102	5,624	8,737	—	—	—	42	21	96
Consolidated continuing operations totals	$217,539	$132,142	$143,499	$8,892	$3,188	$4,476	$4,547	$4,707	$4,626

Restructuring and other special charges included in operating income (loss) for the three years ended December 31 are as follows:

	2005	2004	2003
	(in thousands)
Domestic	$4,024	$—	$1,490
International	256	—	—
Total restructuring and other special charges	$4,280	$—	$1,490

In 2005, 2004 and 2003 sales to AutoZone accounted for approximately 17%, 25% and 23% of net sales, respectively. In addition, Advance Auto Parts accounted for approximately 13%, 17% and 14% of net sales for 2005, 2004 and 2003 respectively. These sales were in the Domestic segment. No other customer individually represented more than 10% of net trade sales from continuing operations in any of the years reported. The loss of one of the major Domestic customers, indicated above, could have a material adverse effect on the Company’s results of operations.

Trade sales by the Company’s product lines for the three years ended December 31 are as follows:

	2005	2004	2003
Heat exchange products	$255,202	$197,941	$178,917
Temperature control products	41,636	20,492	19,945
Trade sales of continuing operations	$296,838	$218,433	$198,862

The principal raw materials used by the Company in its Domestic and International segments are copper, brass and aluminum. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. The Company has not experienced any significant supply problems for these commodities and does not anticipate any significant supply problems in the foreseeable future.

Note 19    Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)
Net sales	$48,308	$58,962	$101,953	$87,615
Gross margin	8,967	11,425	15,060	13,956
(Loss) income from continuing operations	(2,272)	(2,091)	(9,869)	(13,499)
(Loss) income from discontinued operation	848	—	—	—
Gain on sale of discontinued operation	3,899	—	—	—
Extraordinary item – negative goodwill	—	—	13,207	(154)
Net (loss) income	$2,475	$(2,091)	$3,338	$(13,653)
Basic (loss) income per common share:
Continuing operations	$(0.32)	$(0.30)	$(0.75)	$(0.89)
Discontinued operation	0.12	—	—	—
Gain on sale of discontinued operation	0.55	—	—	—
Extraordinary item – negative goodwill	—	—	1.00	(0.01)
Net (loss) income	$0.35	$(0.30)	$0.25	$(0.90)
Diluted (loss) income per common share:
Continuing operations	$(0.32)	$(0.30)	$(0.75)	$(0.89)
Discontinued operation	0.12	—	—	—
Gain on sale of discontinued operation	0.55	—	—	—
Extraordinary item – negative goodwill	—	—	1.00	(0.01)
Net (loss) income	$0.35	$(0.30)	$0.25	$(0.90)

	Year Ended December 31, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)
Net sales	$49,436	$60,400	$58,004	$50,593
Gross margin	8,817	10,940	13,006	11,095
(Loss) income from continuing operations	(1,384)	(161)	1,388	(192)
Income from discontinued operation	741	964	1,270	2,552
Net (loss) income	$(643)	$803	$2,658	$2,360
Basic (loss) income per common share:
Continuing operations	$(0.19)	$(0.03)	$0.19	$(0.03)
Discontinued operation	0.10	0.14	0.18	0.36
Net (loss) income	$(0.09)	$0.11	$0.37	$0.33
Diluted (loss) income per common share:
Continuing operations	$(0.19)	$(0.03)	$0.19	$(0.03)
Discontinued operation	0.10	0.14	0.17	0.36
Net (loss) income	$(0.09)	$0.11	$0.36	$0.33

Restructuring expenses for the quarters ended December 31, 2005 were $0.3 million – 1st quarter; $1.1 million – 2nd quarter; $2.0 million – 3rd quarter; and $0.9 million – 4th quarter. There were no restructuring expenses in 2004.

During the fourth quarter of 2004, the Company reversed $0.9 million of its tax valuation reserve in anticipation of the gain to be recorded in 2005 resulting from the sale of its Heavy Duty OEM business, as described in Note 4.

SCHEDULE II

Proliance International, Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period(a)	Charged to Costs and Expenses(a)		Write-Offs(a)	Other(a)		Balance at End of Period(a)
	(in thousands)
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,746	$2,433	(e)	$(1,037)	$1,249	(b)	$5,391
Allowance for excess/slow moving inventory	2,485	4,725		(1,831)	6,196	(b)	11,575
Tax valuation reserve	5,843	9,046		—	9,396	(b)	24,285
Year Ended December 31, 2004
Allowance for doubtful accounts	$2,353	$509		$(116)	$—		$2,746
Allowance for excess/slow moving inventory	1,681	2,278		(1,474)	—		2,485
Tax valuation reserve	7,961	(2,118)	(c)	—	—		5,843
Year Ended December 31, 2003
Allowance for doubtful accounts	$2,348	$499		$(494)	$—		$2,353
Allowance for excess/slow moving inventory	3,160	1,450		(2,929)	—		1,681
Tax valuation reserve	6,875	1,079		—	7	(d)	7,961

(a)	Amounts reflect activity of continuing operations.

(b)	Amounts represent balances from the Modine Aftermarket business acquisition balance sheet.

(c)	Includes $0.9 million reversal resulting from the expected gain from the Heavy Duty OEM business sale in 2005.

(d)	Amount represents change in the valuation allowance and the deferred tax asset resulting from minimum pension liability adjustment included in Shareholders’ Equity.

(e)	Represents reserve required for adjustments associated with new customer added in 2005 and normal provisions.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of ‘‘disclosure controls and procedures’’ in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

On July 22, 2005, the Company completed its merger with the aftermarket business of Modine Manufacturing Company. This acquired business contained over 150 facilities located in North America, Central America and Europe and involved the addition of 1,400 employees. As part of the post-closing integration of the merged entity, the Company is engaged in a process of refining and harmonizing the internal controls and processes of the acquired business with those of the Company’s historical operations in addition to closing and consolidating facilities. This process was ongoing during the quarter ended December 31, 2005, and the Company believes that it will be completed in 2006.

In addition, during 2005, the Company has begun its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act at the end of 2006. To date this involves reviewing the Company’s documentation of control procedures being followed and improving or strengthening these controls as appropriate.

Except as provided in the prior paragraphs, there have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Portions of the information required by this item are included in Part I of this Report. Other information required by this item will be contained in the Company’s 2006 Proxy Statement under the headings ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’, ‘‘Code of Ethics’’, ‘‘Board Information and Committees’’ and ‘‘Proposal 1: Election of Directors’’ and is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained in the Company’s 2006 Proxy Statement under the headings ‘‘Executive Officer Compensation’’, ‘‘Executive Contracts and Severance and Change of Control Arrangements’’, ‘‘Retirement Plan’’, Directors’ Compensation’’ and ‘‘Compensation Committee Interlocks and Insider Participation’’ is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2006 Proxy Statement under the headings ‘‘Which stockholders own at least 5% of Proliance?’’, ‘‘How much stock is owned by directors and executive officers?’’ and ‘‘Table III Equity Compensation Plan Information’’ is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information contained in the Company’s 2006 Proxy Statement under the heading ‘‘Additional Information-Certain Transactions’’ is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information contained in the Company’s 2006 Proxy Statement under the headings ‘‘Proposal 2: Approval of Appointment of Proliance’s Independent Accountants’’ and ‘‘Audit Committee Pre-Approval Policy’’ is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements of the Registrant

See Consolidated Financial Statements under Item 8 of this Report.

(a) (2)	Financial Statement Schedules

See Schedule II - Valuation and Qualifying Accounts under Item 8 of this Report.

Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a) (3)	Exhibits

The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (b) below.

(b)	Exhibits -The following exhibits are filed as part of this report:

2.1	Agreement and Plan of Merger, dated as of January 31, 2005, among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro.(8)
2.2	Contribution Agreement, dated as of January 31, 2005, among Modine Aftermarket Holdings, Inc., Modine Manufacturing Company, Modine, Inc. and Transpro.(8)
2.3	OEM Acquisition Agreement, dated as of January 31, 2005, between Modine Manufacturing Company and Transpro.(8)
2.4	Amendment to OEM Acquisition Agreement, dated as of March 1, 2005, between Modine Manufacturing Company and Transpro.(9)
2.5	Amendment to Agreement and Plan of Merger by letter dated June 16, 2005 between Transpro, Inc., Modine Manufacturing Company and Modine Aftermarket Holdings, Inc.(15)
3.1(i)	Restated Certificate of Incorporation of Proliance International, Inc.(14)
3.1(ii)	By-laws of Proliance International, Inc., as amended.(14)
4.1	Loan and Security Agreement dated as of January 4, 2001, by and between Congress Financial Corporation (New England) as Lender and Transpro, Inc., Ready-Aire, Inc., and GO/DAN Industries, Inc. as Borrowers.(2)
4.2	First Amendment to Loan and Security Agreement with Congress Financial Corporation.(3)
4.3	Second Amendment to Loan and Security Agreement with Congress Financial Corporation.(3)
4.4	Third Amendment to Loan and Security Agreement with Congress Financial Corporation.(4)
4.5	Fourth Amendment to Loan and Security Agreement with Congress Financial Corporation.(4)
4.6	Fifth Amendment to Loan and Security Agreement with Congress Financial Corporation.(4)
4.7	Sixth Amendment to Loan and Security Agreement with Congress Financial Corporation.(4)
4.8	Seventh Amendment to Loan and Security Agreement with Congress Financial Corporation.(5)
4.9	Eighth Amendment to Loan and Security Agreement with Congress Financial Corporation.(6)
4.10	Ninth Amendment to Loan and Security Agreement with Congress Financial Corporation.(7)
4.11	Tenth Amendment to Loan and Security Agreement with Congress Financial Corporation.(10)
4.12	Eleventh Amendment to Loan and Security Agreement with Congress Financial Corporation.(9)
4.13	Twelfth Amendment to Loan and Security Agreement with Congress Financial Corporation.(14)

4.14	Thirteenth Amendment to Loan and Security Agreement with Congress Financial Corporation.(12)
10.1	Transpro, Inc. 1995 Stock Plan.(1)
10.2	Form of Stock Option Agreement under the 1995 Stock Plan.(1)
10.3	Transpro, Inc. 1995 Non-employee Directors Stock Option Plan.(1)
10.4	Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option Plan.(1)
10.5	Form of Key Employee Severance Policy.(1)
10.6	Letter Agreement, dated December 15, 1992 between Jeffrey J. Jackson and GO/DAN Industries.(1)
10.7	Employment Agreement between the Company and Charles E. Johnson.(3)
10.8	Amendment No. 1 to Employment Agreement between the Company and Charles E. Johnson.(11)
10.9	Form of Nonqualified Stock Option Agreement (Director Replacement Option).(13)
10.10	Director and Officer Indemnification Agreement.(14)
10.11	Aftermarket License Agreement between Modine Manufacturing Company and Modine Aftermarket Holdings, Inc.(14)
10.12	Proliance International, Inc. Equity Incentive Plan.(14)
10.13	Tax Sharing Agreement between Modine Manufacturing Company and Transpro, Inc.(16)
21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney (included on signature page).
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-96770).

(2)	Incorporated by reference to the Company’s 2000 Form 10-K.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(4)	Incorporated by reference to the Company’s 2001 Form 10-K.

(5)	Incorporated by reference to the Company’s Form 8-K filed September 20, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed November 22, 2002.

(7)	Incorporated by reference to the Company’s Form 8-K filed December 27, 2002.

(8)	Incorporated by reference to the Company’s Form 8-K filed February 1, 2005.

(9)	Incorporated by reference to the Company’s Form 8-K filed March 7, 2005.

(10)	Incorporated by reference to the Company’s Form 8-K filed November 19, 2004.

(11)	Incorporated by reference to the Company’s Form 8-K filed November 3, 2004.

(12)	Incorporated by reference to the Company’s Form 8-K filed October 21, 2005.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005.

(14)	Incorporated by reference to the Company’s Form 8-K filed July 28, 2005.

(15)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2005.

(16)	Incorporated by reference to the Company’s Form S-4 filed May 2, 2005.

(c)	Other Financial Information

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Proliance International, Inc.
Date: March 31, 2006	By	/s/ CHARLES E. JOHNSON
Charles E. Johnson President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned hereby appoints Paul R. Lederer and Charles E. Johnson and each of them severally, his or her true and lawful attorneys to execute on behalf of the undersigned any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each such attorney will have the power to act hereunder with or without the others. Each of the undersigned hereby ratifies and confirms all such attorneys, or any of them may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. ABRAHAM, JR.	March 31, 2006

William J. Abraham, Jr., Director

/s/ BARRY R. BANDUCCI	March 31, 2006

Barry R. Banducci, Director

/s/ PHILIP WM. COLBURN	March 31, 2006

Philip Wm. Colburn, Director

/s/ CHARLES E. JOHNSON	March 31, 2006

Charles E. Johnson, President, Chief Executive Officer and Director

/s/ PAUL R. LEDERER	March 31, 2006

Paul R. Lederer, Director

/s/ VINCENT L. MARTIN	March 31, 2006

Vincent L. Martin, Director

/s/ BRADLEY C. RICHARDSON	March 31, 2006

Bradley C. Richardson, Director

/s/ JAMES R. RULSEH	March 31, 2006

James R. Rulseh, Director

/s/ F. ALAN SMITH	March 31, 2006

F. Alan Smith, Director

/s/ RICHARD A. WISOT	March 31, 2006

Richard A. Wisot Vice President, Treasurer, Secretary and Chief Financial Officer Principal Financial and Accounting Officer

/s/ MICHAEL T. YONKER	March 31, 2006

Michael T. Yonker, Director