Form 10-Q
period 2006-03-31
PROLIANCE INTERNATIONAL, INC.
filed 2006-05-15
CIK 948844

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer
[X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     The number of shares of common stock, $.01 par value, outstanding as of
May 1, 2006 was 15,499,902.

Exhibit Index is on page 21 of this report.

================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Statements of Operations for
                        the Three Months Ended March 31, 2006 and 2005        3

                     Condensed Consolidated Balance Sheets at March 31,
                        2006 and December 31, 2005                            4

                     Condensed Consolidated Statements of Cash Flows for
                        the Three Months Ended March 31, 2006 and 2005        5

                     Notes to Condensed Consolidated Financial Statements     6

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  13

           Item 3.   Quantitative and Qualitative Disclosures About
                        Market Risk                                          18

           Item 4.   Controls and Procedures                                 19

PART II.   OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of Security Holders     21

           Item 6.   Exhibits                                                21

           Signatures                                                        22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                            Three Months
(in thousands, except per share amounts)             Ended March 31,
                                                     -----------------
                                                       2006      2005
                                                     -------   -------
Net sales                                            $91,336   $48,308
Cost of sales                                         70,388    39,341
                                                     -------   -------
Gross margin                                          20,948     8,967
Selling, general and administrative expenses          22,932    10,575
Restructuring charges                                    520       262
                                                     -------   -------
Operating loss from continuing operations             (2,504)   (1,870)
Interest expense                                       2,253     1,457
                                                     -------   -------
Loss from continuing operations before taxes          (4,757)   (3,327)
Income tax provision (benefit)                           302    (1,055)
                                                     -------   -------
Loss from continuing operations                       (5,059)   (2,272)
Income from discontinued operation, net of
   $506 of income tax for 2005                            --       848
Gain on sale of discontinued operation, net
   of income tax of $2,331 for 2005                       --     3,899
                                                     -------   -------
Net (loss) income                                    $(5,059)  $ 2,475
                                                     =======   =======
Basic and diluted (loss) income per common share:
   From continuing operations                        $ (0.33)  $ (0.32)
   From discontinued operation                            --      0.12
   From gain on sale of discontinued operation            --      0.55
                                                     -------   -------
   Net (loss) income                                 $ (0.33)  $  0.35
                                                     =======   =======
Weighed average common shares -- basic and diluted    15,256     7,107
                                                     =======   =======

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,   December 31,
(in thousands, except share data)                                                                2006         2005
                                                                                             -----------  ------------

                                                                                             (unaudited)
                                          ASSETS
Current assets:
   Cash and cash equivalents                                                                  $  4,347      $  4,566
   Accounts receivable (less allowances of $4,683 and $5,391)                                   60,803        58,296
   Inventories:
      Raw material and component parts                                                          20,725        21,813
      Work in process                                                                            4,194         4,070
      Finished goods                                                                           103,248        95,167
                                                                                              --------      --------
         Total inventories                                                                     128,167       121,050
                                                                                              --------      --------
   Other current assets                                                                          5,453         4,955
                                                                                              --------      --------
Total current assets                                                                           198,770       188,867
                                                                                              --------      --------
Property, plant and equipment                                                                   43,131        42,037
Accumulated depreciation and amortization                                                      (22,570)      (21,704)
                                                                                              --------      --------
         Net property, plant and equipment                                                      20,561        20,333
                                                                                              --------      --------
Other assets                                                                                     7,797         8,139
                                                                                              --------      --------
Total assets                                                                                  $227,128      $217,339
                                                                                              ========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving credit facility and current portion of long-term debt                            $ 53,744      $ 39,705
   Accounts payable                                                                             53,160        50,956
   Accrued liabilities                                                                          28,487        29,702
                                                                                              --------      --------
Total current liabilities                                                                      135,391       120,363
                                                                                              --------      --------
Long-term liabilities:
   Long-term debt                                                                                2,009         2,228
   Other long-term liabilities                                                                   7,393         7,499
                                                                                              --------      --------
Total long-term liabilities                                                                      9,402         9,727
                                                                                              --------      --------
Commitments and contingent liabilities
   Stockholders' equity:
   Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
      Series A junior participating preferred stock, $.01 par value:
         authorized 200,000 shares; issued and outstanding -- none at
         March 31, 2006 and December 31, 2005                                                       --            --
      Series B convertible preferred stock, $.01 par value:  authorized 30,000 shares;
         issued and outstanding; -- 12,781 shares at March 31, 2006 and December
         31, 2005 (liquidation preference $1,278)                                                   --            --
   Common stock, $.01 par value: authorized 47,500,000 shares; 15,541,838 shares issued at March 31, 2006; 15,297,769 shares issued at December 31,
      2005; 15,499,902 shares outstanding at March 31, 2006; 15,255,833 shares outstanding
      at December 31, 2005                                                                         155           152
   Paid-in capital                                                                             105,678       105,642
   Accumulated deficit                                                                         (16,923)      (11,848)
   Accumulated other comprehensive loss                                                         (6,560)       (6,682)
   Treasury stock, at cost, 41,936 shares at March 31, 2006 and December 31, 2005                  (15)          (15)
                                                                                              --------      --------
Total stockholders' equity                                                                      82,335        87,249
                                                                                              --------      --------
Total liabilities and stockholders' equity                                                    $227,128      $217,339
                                                                                              ========      ========

        The accompanying notes are an integral part of these statements.

                               PROLIANCE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                      Three Months Ended
(in thousands)                                                                       March 31,
                                                                                 ------------------
                                                                                   2006       2005
                                                                                 --------   -------

Cash flows from operating activities:
   Net (loss) income                                                             $ (5,059)  $ 2,475
   Adjustments to reconcile net (loss) income to net cash used in operating activities from continuing operations:
      Income from discontinued operation                                               --    (1,354)
      Gain on sale of discontinued operation                                           --    (6,230)
      Depreciation and amortization                                                 1,105     1,107
      Deferred income taxes                                                            --     1,376
      Benefit from uncollectible accounts receivable                                  (84)     (169)
      Non-cash restructuring charges                                                  112       214
      Non-cash stock compensation costs                                                39        --
      Gain on sale of building                                                        (69)      (69)
   Changes in operating assets and liabilities:
      Accounts receivable                                                          (2,423)   (3,468)
      Inventories                                                                  (7,117)   (6,725)
      Accounts payable                                                              2,204     6,965
      Accrued expenses                                                               (423)   (1,053)
      Other                                                                           650      (175)
                                                                                 --------   -------
Net cash used in operating activities of continuing operations                    (11,065)   (7,106)
Net cash provided by operating activities of discontinued operation                    --       852
                                                                                 --------   -------
Net cash used in operating activities                                             (11,065)   (6,254)
                                                                                 --------   -------
Cash flows from investing activities:
   Capital expenditures, net of normal sales and retirements                       (1,431)   (2,535)
   Proceeds from sale of discontinued operation                                        --    17,000
   Cash expenditures for restructuring costs on Modine Aftermarket acquisition
      balance sheet                                                                  (694)       --
   Cash expenditures for merger transaction costs                                    (786)     (767)
                                                                                 --------   -------
Net cash (used in) provided by investing activities                                (2,911)   13,698
                                                                                 --------   -------
Cash flows from financing activities:
   Dividends paid                                                                     (16)      (16)
   Net borrowings (repayments) under revolving credit facility                     14,044    (6,803)
   Repayments of term loan and capitalized lease obligations                         (224)     (510)
   Deferred debt issuance costs                                                       (43)       --
   Proceeds from stock option exercise                                                 --        11
                                                                                 --------   -------
Net cash provided by (used in) financing activities                                13,761    (7,318)
                                                                                 --------   -------
Effect of exchange rate changes on cash                                                (4)       --
                                                                                 --------   -------
(Decrease) increase in cash and cash equivalents                                     (219)      126
   Cash and cash equivalents at beginning of period                                 4,566       297
                                                                                 --------   -------
   Cash and cash equivalents at end of period                                    $  4,347   $   423
                                                                                 ========   =======

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial information should be read in conjunction with Proliance International, Inc.'s (the "Company") Annual Report
on Form 10-K for the year ended December 31, 2005 including the audited financial statements and notes thereto included therein.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter ended March 31, 2006 are not necessarily indicative of results for the full year.

     Prior period amounts have been reclassified to conform to current year classifications.

NOTE 2 - STOCK COMPENSATION COSTS

     Prior to January 1, 2006, the Company applied APB Opinion No. 25
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost was recognized in the financial statements with respect to stock options. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based
Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based
Compensation-Transition and Disclosure", the pro forma net income and income per share for the three months ended March 31, 2005 would have been as follows:

(in thousands, except per share amounts)

Net income:
As reported                                      $2,475
Stock based compensation costs, net of tax          (44)
                                                 ------
Pro forma                                        $2,431
                                                 ======
Basic and diluted net income per common share:
As reported                                      $ 0.35
Pro forma                                        $ 0.34

     On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which had been issued by the Financial Accounting Standards Board in December
2004. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost as a charge to operating results over the period during which an employee is required to provide service in exchange for the award, with the offset being additional paid-in capital. In adopting SFAS No. 123(R), the
Company was required to recognize the unrecorded compensation expense related to unvested stock options issued prior to January 1, 2006. Results for the first quarter of 2006 include $2 thousand of compensation expense and additional paid-in capital relating to these options.

     On March 2, 2006, the Board of Directors authorized the issuance of 152,543 non-qualified stock options under the Equity Incentive Plan, which was approved by shareholders at the Company's July 22, 2005 annual shareholders' meeting.
These awards have a term of ten years and vest to the employee 25% after each of the first four years after the grant date. The options were granted at an exercise price of $5.27, which represents the closing price of the Company's stock on the date of grant. Using the Black-Scholes option pricing model, the
Company determined that the fair value per share of the grant was $2.90.
Assumptions used in the calculation included expected volatility of 52.94%, a risk free interest rate of 4.50% and an expected life of six years. The Company will record $442,375 of compensation expense over the four year vesting period of the options, subject to adjustment for the fair value of any unvested stock options which are forfeited. Results for the first quarter of 2006 included compensation expense of $10 thousand related to these stock option grants. There was no other option activity during the first quarter of 2006.

     On March 2, 2006, the Board of Directors also authorized the granting of
61,017 shares of restricted stock under the Equity Incentive Plan. These shares vest in four annual installments on the anniversary date of the grant. Based on the market price of the common stock on the date of grant, $5.27 per share, compensation expense of $321,560 will be recognized over the vesting period of the restricted shares. The offset will be common stock and paid-in capital. This will be subject to adjustment for the fair value of any unvested restricted shares which are forfeited. Results for the first quarter of 2006 included compensation expense of $7 thousand related to these restricted shares. The restricted stock is treated as issued and outstanding on the date of grant, however it is excluded from the calculation of basic income (loss) per share until the shares are vested.

     On March 2, 2006, the Board of Directors also authorized the granting of
183,052 shares of performance restricted stock under the Equity Incentive Plan.
These shares vest in four annual installments on the anniversary date of the grant, however these shares will be forfeited to the extent certain pre-established net income and cash flow targets for 2006 are not achieved.
Based on the market price of the common stock on the date of grant, $5.27 per share, compensation expense of $964,684 will be recognized over the vesting period of the performance restricted shares. The offset will be common stock and paid-in capital. This will be subject to adjustment for the fair value of any unvested performance restricted shares which are forfeited. Results for the first quarter of 2006 included compensation expense of $20 thousand related to these performance restricted shares. The performance restricted stock is treated as issued and outstanding on the date of grant, however it is excluded from the calculation of basic income (loss) per share until the shares are vested.

NOTE 3 - MERGER WITH MODINE AFTERMARKET BUSINESS

     As described in more detail in Note 5 of the Notes to Consolidated
Financial Statements contained in the Company's Form 10-K for the year ended
December 31, 2005, on July 22, 2005, the Company completed its merger transaction pursuant to which Modine Aftermarket Holdings, Inc. ("Modine
Aftermarket") merged into the Company. The following table summarizes unaudited pro forma financial information for the three months ended March 31, 2005 assuming the Modine Aftermarket merger had occurred on January 1, 2005. The
Modine Aftermarket year end was March 31. The unaudited pro forma financial information uses data corresponding to

Proliance's reporting period. This unaudited pro forma information does not represent what would have occurred if the transaction had taken place on January
1, 2005 and does not reflect our future consolidated results of operations or financial position. The unaudited pro forma combined financial information does not include any adjustments to reflect any of the restructuring costs expected to be incurred in order to combine the operations of Proliance and the Modine
Aftermarket business or the anticipated benefits from these synergy actions.
These restructuring costs will result from actions taken with respect to both
Proliance and Modine Aftermarket business operations, facilities and associates.
The charges will be recorded based upon the nature and timing of these integration actions. Pro forma results for the three months ended March 31, 2005 are as follows:

(in thousands, except per share amounts)

Net sales                                        $91,812
Net loss from continuing operations              $(6,874)
Net loss per share from continuing operations:
   - Basic and diluted                           $ (0.45)

NOTE 4 - AMENDMENT TO LOAN AND SECURITY AGREEMENT

     On March 31, 2006, the Company amended its Loan and Security Agreement (the
"Credit Facility") with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New England) (the "Lender"),
pursuant to a Fourteenth Amendment to Loan and Security Agreement. The amended
Credit Facility changes financial covenants for (i) minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") (tested quarterly commencing December 31, 2005 and not required if Excess Availability, as defined in the agreement, equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date) such that minimum EBITDA required during the twelve month periods ending on March 31, 2006, June 30,
2006, September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 is
reduced, and (ii) minimum Excess Availability ($3.0 million from March 31, 2006 through May 31, 2006 and $5.0 million from June 1, 2006 through June 30, 2006)
so as to give no effect to the limitations on Excess Availability imposed by the maximum credit under the amended Credit Facility of $80.0 million or the
Revolving Loan Ceiling, as defined in the agreement. In addition, a Fixed Charge
Coverage Ratio financial covenant was added which requires that on December 31,
2007 and on each March 31, June 30, September 30, and December 31 thereafter, in each case for the twelve months ended, a Fixed Charge Coverage Ratio, as defined in the Credit Facility, will be not less than 1.00 to 1.00. Compliance with the
Fixed Charge Coverage Ratio covenant will not be required on any test date if
Excess Availability equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date. The Company was in compliance with the EBITDA covenant as of March 31, 2006.

NOTE 5 - OTHER COMPREHENSIVE LOSS

     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in
Stockholders' Equity. Prior to the Modine Aftermarket merger in July 2005, other comprehensive loss reflected only minimum pension liability adjustments.
Subsequent to the merger, other comprehensive loss also reflects accumulated foreign currency translation adjustments. Activity for the three months ended
March 31, 2006 is as follows:

                                Minimum      Foreign
                                Pension      Currency
(in thousands)                 Liability   Translation    Total
                               ---------   -----------   -------
Balance at December 31, 2005    $(6,062)      $(620)     $(6,682)
First quarter activity               --         122          122
                                -------       -----      -------
Balance March 31, 2006          $(6,062)      $(498)     $(6,560)
                                =======       =====      =======

There was no activity impacting the minimum pension liability adjustment during the three months ended March 31, 2005.

NOTE 6 - RESTRUCTURING AND OTHER SPECIAL CHARGES

     In conjunction with the merger with Modine Aftermarket, the Company commenced a 12 to 18 month restructuring program expected to result in one-time charges of $10 million to $14 million. These actions are designed to lower costs and increase manufacturing and operating efficiencies and include activities impacting existing Proliance locations, which resulted in charges to the income statement, and activities impacting locations acquired in the Modine Aftermarket merger, which costs were accrued on the opening balance sheet as a purchase accounting entry. Activities under this program were accelerated and a major portion of them were completed as of December 31, 2005. The remainder are expected to be completed during the first half of 2006.

     During March 2006, the Company completed the relocation of its copper/brass radiator production from Nuevo Laredo to its Mexico City facility. This resulted in the recording of $0.5 million of restructuring costs associated with the termination of 78 employees, facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value.

     The remaining restructuring reserve at March 31, 2006 was classified in other accrued liabilities. A summary of the restructuring charges and payments during the first quarter of 2006 is as follows:

                               Workforce      Facility        Asset
(in thousands)                  Related    Consolidation   Write-down    Total
                               ---------   -------------   ----------   -------
Balance at December 31, 2005     $ 283         $1,671           --      $ 1,954
Charge to operations               349             59          112          520
Cash payments                     (632)          (630)          --       (1,262)
Non-cash write-off                  --             --         (112)        (112)
                                 -----         ------         ----      -------
Balance at March 31, 2006        $  --         $1,100           --       $1,100
                                 =====         ======         ====      =======

     The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs related to the acquired Modine facilities, which are expected to be paid primarily by the end of 2006.

NOTE 7 - (LOSS) INCOME PER SHARE

     The following table sets forth the computation of basic and diluted (loss)
income per share:

                                                        Three Months
                                                      Ended March 31,
                                                     -----------------
(in thousands, except per share amounts)               2006      2005
                                                     -------   -------
Numerator:
Loss from continuing operations                      $(5,059)  $(2,272)
Deduct -- preferred stock dividend                       (16)      (16)
                                                     -------   -------
Loss from continuing operations attributable to
   common stockholders - basic and diluted            (5,075)   (2,288)
Income from discontinued operation, net of tax            --       848
Gain on sale of discontinued operation, net of tax        --     3,899
                                                     -------   -------
Net (loss) income attributable to common
   stockholders - basic and diluted                  $(5,075)  $ 2,459
                                                     =======   =======
Denominator:
Weighted average common shares                        15,336     7,107
Deduct -- Unvested restricted and performance
   restricted shares                                     (80)       --
                                                     -------   -------
Adjusted weighted average common shares -- basic
   and diluted                                        15,256     7,107
                                                     =======   =======
Basic (loss) income per common share:
   From continuing operations                        $ (0.33)  $ (0.32)
   From discontinued operation                            --      0.12
   From gain on sale of discontinued operation            --      0.55
                                                     -------   -------
   Net (loss)income                                  $ (0.33)  $  0.35
                                                     =======   =======
Dilutive (loss) income per common share:
   From continuing operations                        $ (0.33)  $ (0.32)
   From discontinued operation                            --      0.12
   From gain on sale of discontinued operation            --      0.55
                                                     -------   -------
   Net (loss) income                                 $ (0.33)  $  0.35
                                                     =======   =======

     The adjusted weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended
March 31, 2006 and 2005 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss from continuing operations per share. None of the options outstanding at March 31, 2006 or 2005 or the Series B preferred stock were included in the loss per share calculation.

NOTE 8 - BUSINESS SEGMENT DATA

     Subsequent to the merger with Modine Aftermarket and the sale of the Heavy
Duty OEM business, the Company was reorganized into two segments, based upon the geographic area served - Domestic and International. The Domestic marketplace supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The

International segment includes heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America.

     The table below sets forth information about the reported segments.
Previous years' data has been restated based upon the new segments.

                                                         Three Months
                                                       Ended March 31,
                                                      -----------------
(in thousands)                                          2006      2005
                                                      -------   -------
Net sales:
      Domestic                                        $72,516   $48,308
      International                                    18,820        --
Intersegment sales:
      Domestic                                          1,134        --
      International                                     6,249        --
      Elimination of intersegment sales                (7,383)       --
                                                      -------   -------
   Total net sales                                    $91,336   $48,308
                                                      =======   =======
Operating (loss) income from continuing operations:
Domestic                                              $   280   $   720
Restructuring charges                                    (478)     (262)
                                                      -------   -------
   Domestic total                                        (198)      458
                                                      -------   -------
International                                             497        --
Restructuring charges                                     (42)       --
                                                      -------   -------
   International total                                    455        --
                                                      -------   -------
Corporate expenses                                     (2,761)   (2,328)
                                                      -------   -------
   Total operating loss from continuing operations    $(2,504)  $(1,870)
                                                      =======   =======

An analysis of total net sales by product line is as follows:

                                                 Three Months
                                               Ended March 31,
                                              -----------------
(in thousands)                                  2006      2005
                                              -------   -------
Automotive and light truck heat exchange      $58,123   $35,560
Automotive and light truck air conditioning    13,193     4,844
Heavy duty heat exchange                       20,020     7,904
                                              -------   -------
Total net sales                               $91,336   $48,308
                                              =======   =======

NOTE 9 - RETIREMENT AND POST-RETIREMENT PLANS

     The components of net periodic benefit costs for domestic and international retirement and post-retirement plans are as follows:

                                        Three Months Ended March 31
                                      -------------------------------
                                        Retirement    Post-retirement
                                          Plans            Plans
                                      -------------   ---------------
(in thousands)                         2006    2005     2006   2005
                                      -----   -----     ----   ----
Service cost                          $ 266   $ 232      $ 1    $ 1
Interest cost                           544     576       10     10
Expected return on plan assets         (565)   (701)      --     --
Amortization of net loss                170     145        1      1
                                      -----   -----      ---    ---
Net periodic benefit cost               415     252       12     12
Allocated to discontinued operation      --      66       --     --
                                      -----   -----      ---    ---
Allocated to continuing operations    $ 415   $ 186      $12    $12
                                      =====   =====      ===    ===

     As a result of the merger with Modine Aftermarket in July 2005, the Company participates in foreign multi-employer pension plans. For the three months ended
March 31, 2006, pension expense for these plans was $220 thousand.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows:

                                                      Three Months
                                                    Ended March 31,
                                                    ---------------
(in thousands)                                       2006    2005
                                                    ------   ------
Non-cash investing and financing activity:
   Entered into capital lease obligation            $   --   $1,232
                                                    ======   ======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest                                         $1,930   $1,248
                                                    ======   ======
   Income taxes                                     $  421   $  147
                                                    ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

INTRODUCTION

     The Company designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers, condensers and other specialty heat exchangers for the heavy duty aftermarket.

     As a result of the merger with Modine Aftermarket Holdings, Inc. on July
22, 2005, the Company is organized into two segments based upon the geographic area served - Domestic and International. The Domestic segment includes sales to customers located in the United States and Canada, while the International segment includes sales to customers located in Mexico, Europe and Central
America. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes as well as cash flow from operations which reflects operating results and asset management.

     In order to evaluate market trends and changes, management utilizes a variety of economic and industry data including miles driven by vehicles, average age of vehicles, gasoline usage and pricing and automotive and light truck vehicle population data. In addition, we also utilize Class 7 and 8 truck production data and industrial and off-highway equipment production data.

     Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders' approval, providing for the merger of Modine Aftermarket into the
Company and Modine's acquisition of the Company's Heavy Duty OEM business unit.
The merger with the Aftermarket business of Modine was completed on July 22,
2005. The merger transaction will likely increase the Company's 2006 consolidated annual sales to over $400 million and adds manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. In
addition, the Company will now be focused predominantly on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in
North and Central America and Europe. As a result of this transaction, the
Company has a stronger balance sheet and is better positioned to face the market challenges of the future. In conjunction with the merger, the Company's name was changed from Transpro, Inc. to Proliance International, Inc. The Company had
also announced that, in conjunction with the merger, it was undertaking a restructuring program, which was expected to total $10 million to $14 million of restructuring costs over the next 12 to 18 months and would generate savings in excess of $30 million on an annualized basis, when completed. The Company has acted to accelerate as many restructuring activities as possible into a shorter time frame and has worked to add additional actions to help offset unfavorable market conditions. At this time, the Company anticipates that the full year 2007 cost savings impact will be $45 million to $48 million. Of this, approximately
$3 million of savings was realized in 2005, an additional $37 million is anticipated to be realized in 2006 and the balance will be achieved in 2007.
These savings will be offset in part by rising commodity costs and continued
competitive price pressure.

     The Company completed the sale of its Heavy Duty OEM business unit to
Modine Manufacturing Company on March 1, 2005 for $17.0 million in cash. The gain from the sale of the business of $6.2 million before taxes of $2.3 million has been included in the operating results for the year ended December 31, 2005.
Operating results of the Heavy Duty OEM business unit for periods prior to the sale are shown as a discontinued operation in the

Consolidated Statement of Operations included herein. The proceeds from the sale were utilized to reduce outstanding borrowings under the Company's revolving credit and term loan agreement.

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
Expenditures for these actions were completed during 2005.

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2006 VERSUS QUARTER ENDED MARCH 31, 2005

     Net sales from continuing operations for the first quarter of 2006 of $91.3 million were $43.0 million or 89.1% above the first quarter of 2005. The 2006 first quarter results included $35.8 million of sales by businesses acquired from Modine and $55.5 million of sales by historical Proliance business units.
Domestic automotive and light truck heat exchange product sales during the first quarter of 2006 were $49.2 million, including $12.7 million resulting from the business acquired in the Modine Aftermarket merger, compared to $35.6 million in the 2005 first quarter. While heat exchange product unit volumes have been stronger in the quarter, due to the timing of major customer pre-season orders, it is too early in the year to tell if this is indicative of future trends, particularly considering the impacts of rising gas prices on miles driven.
During the first quarter of 2006, the Company also continued to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. In the domestic air conditioning product lines, sales were $12.0 million during the first quarter of 2006, compared to $4.8 million in the first quarter of 2005 reflecting $2.3 million from the businesses acquired in the
Modine Aftermarket combined with increased sales volume due to the timing of early season orders by several of our major customers. Domestic heavy duty product sales in the first quarter of 2006 were $11.3 million compared to $7.9 million in 2005 and included $2.0 million of sales generated from the businesses acquired in the Modine Aftermarket merger. Sales benefited from the impact of new product introductions, an increase in unit volume caused by the positive effects of an improving economy on the marketplaces served by this business along with an ability to pass along to customers a portion of the impact of rising commodity costs. International segment sales of $18.8 million reflect sales generated from the businesses in Europe, Mexico and Central America which were acquired in the Modine Aftermarket merger. International sales included
$8.9 million of heat exchange products, $1.2 million of air conditioning products and $8.7 million of heavy duty heat exchange products.

     Gross margin from continuing operations, as a percentage of net sales, was
22.9% during the first quarter of 2006 versus 18.6% in the first quarter of
2005. The improvement reflects lower product costs due to the benefits of purchasing and manufacturing cost savings initiatives executed by the Company during 2005 in conjunction with the Modine Aftermarket merger. In addition, margin benefited from the increasing mix of branch sales, added as a result of the Modine Aftermarket merger, which are at higher margins, but were offset by higher levels of branch operating expenses. The Company also continues to experience the impact of rising commodity prices, and competitive pricing pressure, which have offset some of the synergy benefits from the Modine
Aftermarket merger. Copper and aluminum market costs are more than 50% and 20%, respectively, over their levels of a year ago, and they are continuing to rise.
During the month of April, copper prices rose an additional 23% and aluminum was up 7% from the record high levels reported in March 2006. As a result of these increases, which show no signs of reversing, the Company is determining what actions need to be implemented in order to offset the impacts of these rising costs. These actions include customer pricing actions across all product lines and customer groups, a shift in product construction from copper/brass to aluminum along with other cost reduction initiatives. While the Company will be implementing some of these actions as early as the second quarter, their impacts will not be reflected in the income statement until the second half of the year due to the turn-over of inventory levels.

     Selling, general and administrative expenses increased as a percentage of net sales to 25.1% from 21.9% in the first quarter of 2005. The increase primarily reflects the addition of the Modine Aftermarket branch outlets, which represent a higher percentage of sales than the Company's pre-merger historical levels. In addition, the Company is experiencing higher freight costs caused by the rising price of fuel, and approximately $0.2 million of integration costs primarily associated with conversion of U.S. computer systems which efforts should be completed in the second quarter of 2006. During the first quarter of
2006, costs attributable to the Sarbanes-Oxley compliance activities were $0.4 million compared to the $0.2 million recorded in the first quarter last year.

     During the first quarter of 2006, the Company completed the relocation of the Nuevo Laredo copper/brass radiator production to Mexico City. These activities which had been initiated during the fourth quarter of 2005 result in the centralization of copper/brass radiator production in Mexico City and aluminum radiator production in Nuevo Laredo. The Company reported restructuring costs of $0.5 million associated with the termination of 78 employees, facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value. These activities were part of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger. The activities were originally expected to generate $30 million in annualized savings, when completed; however, the Company now expects that these savings will be between $45 million and $48 million on an annualized basis when completed. Restructuring costs in the first quarter of 2005 of $0.3 million were associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, which were done in conjunction with the previously announced opening of a new distribution facility in Southaven,
Mississippi. The expenses reflect the cost to relocate inventory and the write-down to net realizable value of certain fixed assets being disposed.

     Interest expense of $2.3 million was $0.8 million above last year's levels due to the impact of higher discounting charges from the Company's participation in customer-sponsored vendor payment programs along with higher average interest rates and average debt levels. Discounting expense was $1.0 million in the first quarter of 2006, compared to $0.7 million in the same period last year, reflecting higher levels of customer receivables being collected utilizing these programs and rising factoring rates, which fluctuate in conjunction with the prime interest rate. Average interest rates on the Company's revolving credit, and term loan borrowings were 6.78% in the first quarter of 2006, compared to
5.32% last year. Average debt levels were $49.7 million in 2006, compared to
$42.5 million last year. Year-over-year interest levels will continue to be higher as a result of increases in interest rates and the Company's continued
utilization of the customer-sponsored vendor payment programs.

     In the first quarter of 2006, the effective tax rate included only a foreign provision, as the reversal of the Company's deferred tax valuation allowances offset a majority of the state and any federal income tax provisions.
The income tax benefit attributable to continuing operations in 2005 reflects a federal income tax benefit on the pretax loss offset in part by a provision for foreign income taxes.

     The loss from continuing operations for the first quarter of 2006 was $5.1 million, or $0.33 per basic and diluted share, compared to a loss of $2.3 million, or $0.32 per basic and diluted share for the first quarter of 2005.

     As a result of the sale of the Heavy Duty OEM business on March 1, 2005, the results of this business are treated as a discontinued operation. For the period prior to the sale in 2005, the discontinued operation reported income after taxes of $0.8 million or $0.12 per basic and diluted share.

     The difference between the $17.0 million selling price and the net book value of the Heavy Duty OEM assets, which were sold less transaction costs, resulted in the recording of a gain on sale after tax of $3.9 million or $0.55 per basic and diluted share in the first quarter of 2005.

     Net loss for the three months ended March 31, 2006 was $5.1 million or
$0.33 per basic and diluted share, compared to a net income of $2.5 million, or
$0.35 per basic and diluted share for the same period a year ago.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 2006, cash flow used in operating activities was $11.1 million. Cash outflows were required to fund operating results, and increases in accounts receivable and inventories during the period.
The $2.4 million higher receivable levels reflect seasonal increases in sales during the quarter. Inventory levels rose $7.1 million during the quarter as the
Company purchased product in its U.S. operations in anticipation of seasonal selling periods during the second and third quarters and added inventory in its international operations to meet the needs of changes in product sourcing and new product introductions. The Company anticipates that inventory levels by the end of 2006 will be lower than those reported at the end of 2005. Accounts payable levels rose $2.2 million due to increased inventory purchases.

     Cash flow used in operating activities was $6.3 million in the first quarter of 2005. This was comprised of $7.1 million utilized by continuing operations and $0.9 million generated by discontinued operations prior to the sale of the Heavy Duty OEM assets. Accounts receivable levels increased by $3.5 million due to the seasonal nature of the Company's Auto and Light Truck temperature control sales and the timing of customer payments. The Company continues to accelerate the collection of customer receivables utilizing cost effective customer-sponsored vendor programs administered by financial institutions in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers. Inventory levels grew $6.7 million as the impact of increases related to typical seasonal buying patterns were compounded by softer than anticipated marketplace demand. Accounts payable rose by $7.0 million as a result of the growth in inventory levels. Accrued expenses reflected an outflow of $1.1 million due to the payment of 2004 management incentives.

     During the first three months of 2006, the Company had $1.4 million of capital expenditures primarily for cost reduction activities and U.S. computer system upgrades to convert previously used Modine systems. The $2.5 million of capital spending during the first three months of 2005 was primarily associated with the opening of a new distribution center located in Southaven, Mississippi.
In addition, in 2005, the Company entered into a long-term capital lease for the purchase of racking to be used in the distribution center. The Company expects that capital expenditures for 2006 will be between $10.0 million and $11.0 million, which will include expenditures associated with domestic and international computer system upgrades, new product introductions and cost reduction activities.

     On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17.0 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and fund operations.

     Total debt at March 31, 2006 was $55.8 million, compared to $41.9 million at the end of 2005 and $37.9 million at March 31, 2005. At March 31, 2006, the
Company had $11.0 million available for future borrowings under its Loan
Agreement.

     On March 31, 2006, the Company amended its Loan and Security Agreement (the
"Credit Facility") with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New

England) (the "Lender"), pursuant to a Fourteenth Amendment to Loan and Security
Agreement. The amended Credit Facility changes financial covenants for (i)
minimum earnings before interest, taxes, depreciation and amortization
("EBITDA") (tested quarterly commencing December 31, 2005 and not required if
Excess Availability, as defined in the agreement, equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date) such that minimum EBITDA required during the twelve month periods ending on March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006,
March 31, 2007 and June 30, 2007 is reduced, and (ii) minimum Excess
Availability ($3.0 million from March 31, 2006 through May 31, 2006 and $5.0 million from June 1, 2006 through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the maximum credit under the amended Credit Facility of $80.0 million or the Revolving Loan Ceiling, as defined in the agreement. In addition, a Fixed Charge Coverage Ratio financial covenant was added which requires that on December 31, 2007 and on each March
31, June 30, September 30, and December 31 thereafter, in each case for the 12 months ended, a Fixed Charge Coverage Ratio, as defined in the Credit Facility, will be not less than 1.00 to 1.00. Compliance with the Fixed Charge Coverage
Ratio covenant will not be required on any test date if Excess Availability equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date. The Company was in compliance with the
EBITDA covenant as of March 31, 2006.

     The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck product lines. In addition, the
Company's future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the
Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. The Company utilizes customer sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of these lengthening terms. The
Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

     As a result of the merger with the aftermarket business of Modine, the
Company's liquidity improved as the assets acquired were debt free and the acquired balance sheet included at least $6.3 million in cash. We presently estimate that the costs of the business realignment and other actions necessary to effectively integrate the business will be funded from cash transferred in the merger, generated by the operations acquired, including cost savings, or result from borrowings under the Company's Loan Agreement.

CRITICAL ACCOUNTING ESTIMATES

     The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended
December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of SFAS No. 123(R), "Accounting for
Stock-Based Compensation" on January 1, 2006 as described in Note 2 of the Notes
To Condensed Consolidated Financial Statements contained in this Form 10-Q.
There were no other recent accounting pronouncements which would have an impact on the Company.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

     Statements included in Management's Discussion and Analysis of Financial
Condition and Results of Operations and elsewhere in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Such statements are based upon the current beliefs and expectations of Proliance's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used herein the terms "anticipate," "believe," "estimate," "expect," "may,"
"objective," "plan," "possible," "potential," "project," "will" and similar expressions identify forward-looking statements.

     In addition, the following factors relating to the merger transaction, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the businesses will not be integrated successfully; (2) the risk that the cost savings and any revenue synergies from the transaction may not be fully realized or may take longer to realize than expected; (3) disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers; (4)
the transaction may involve unexpected costs; (5) increased competition and its effect on pricing, spending, third-party relationships and revenues; (6) the risk of new and changing regulation in the U.S. and internationally; (7) the possibility that Proliance's historical businesses may suffer as a result of the transaction; and (8) other uncertainties and risks beyond the control of
Proliance. Additional factors that could cause Proliance's results to differ materially from those described in the forward-looking statements can be found in the Annual Report on Form 10-K of Proliance, the Quarterly Reports on Form
10-Q of Proliance, and Proliance's other filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. Between the month of December 2005 and April
2006, average monthly commodity costs for copper increased 37.5% and aluminum increased 17.6%. These increases are in addition to the 42% copper increase and
17% aluminum increase experienced between Juanuary 1, 2005 and December 31,

2005. At the end of April commodity costs had reached high points and show no sign of declining. The Company has begun to implement action plans to offset these cost increases, including customer pricing actions, and various cost reduction activities. There can be no assurance that the Company will be able to offset these cost increases going forward. There have been no other material changes in market risk since the filing of the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 2005.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based upon the foregoing, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures contained a material weakness as of March 31,
2006 and were therefore not effective. The material weakness in question relates to weaknesses in financial controls associated with foreign exchange funds transfer and other procedures at its Nuevo Laredo, Mexico facility. In March
2006, the Company became aware that a financial executive at its Nuevo Laredo,
Mexico facility had embezzled funds over a four-year period from the Company's foreign exchange bank accounts and violated Company policy regarding self-dealing with respect to his ownership of a warehouse facility leased to the
Company. The aforementioned executive had previously misappropriated and repaid
$438,000 of funds and the Company is taking action to recover an additional
$479,000 which remains unpaid plus costs and interest. The investigation regarding this incident is ongoing and the Company has retained legal counsel and a forensic accountant to complete the investigation. Costs associated with the investigation are being treated as period costs and any gain will be recognized upon the future recovery of the remaining funds. Subsequent to March
31, 2006, the Company has taken remedial action with respect to internal controls surrounding its international operations, including Nuevo Laredo, to provide for a review by headquarters financial staff of all bank reconciliations and bank statements for its international operations. The Company has also altered its internal controls at the Nuevo Laredo, Mexico facility to provide that disbursements from its foreign exchange account may only be made to other
Company operating accounts.

     On July 22, 2005, the Company completed its merger with the aftermarket business of Modine Manufacturing Company. This acquired business contained over
150 facilities located in North America, Central America and Europe and involved the addition of 1,400 employees. As part of the post-closing integration of the merged entity, the Company is engaged in a process of refining and harmonizing the internal controls and processes of the acquired business with those of the
Company's historical operations in addition to closing and consolidating facilities. This process was ongoing during the quarter ended March 31, 2006, and the Company believes that it will be completed in 2006.

     During 2005, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act at the end of 2006. To
date this involves reviewing the Company's documentation of control procedures being followed and improving or strengthening these controls where necessary.

     Except as provided in the prior paragraphs, there have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on May 4, 2006, two proposals were voted upon and approved by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting, and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal and broker non-votes are set forth below.

     A vote was taken for the election of three Directors of the Company to hold office until the 2009 Annual Meeting. The aggregate numbers of shares of Common
Stock voted in person or by proxy for each nominee were as follows:

        Nominee               For       Withheld
-----------------------   ----------   ---------
Paul R. Lederer           12,727,819   1,327,243
William J. Abraham, Jr.   11,915,940   2,139,122
Bradley C. Richardson     12,833,093   1,221,969

     A vote was taken on the proposal to ratify the appointment of BDO Seidman,
LLP as Proliance's independent registered public accounting firm for the year ending December 31, 2006. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

    For      Against   Abstain   Broker Non-Vote
----------   -------   -------   ---------------
14,011,948    24,160    18,953          0

     The foregoing proposals are described more fully in the Company's proxy statement dated April 5, 2006, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated there under.

ITEM 6. EXHIBITS

     10.1   Form of Option Agreement pursuant to Equity Incentive Plan.

     10.2   Form of Restricted Stock Agreement pursuant to Equity Incentive
            Plan.

     10.3   Form of Performance Restricted Stock Agreement pursuant to Equity
            Incentive Plan.

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

                                        PROLIANCE INTERNATIONAL, INC.

                                        (Registrant)

Date: May 15, 2006                      By: /s/ Charles E. Johnson
                                            ------------------------------------
                                            Charles E. Johnson
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)

Date: May 15, 2006                      By: /s/ Richard A. Wisot
                                            ------------------------------------
                                            Richard A. Wisot
                                            Vice President, Treasurer,
                                            Secretary, and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

