Form 10-Q
period 2006-06-30
PROLIANCE INTERNATIONAL, INC.
filed 2006-08-14
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer
[X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The number of shares of common stock, $.01 par value, outstanding as of
August 1, 2006 was 15,465,740.

Exhibit Index is on page 27 of this report.

================================================================================

                                                  INDEX

                                                                                                 PAGE
                                                                                               ---------

PART I.    FINANCIAL INFORMATION

           Item 1.       Financial Statements

                         Condensed Consolidated Statements of Operations for the Three and
                             Six Months Ended June 30, 2006 and 2005                                   3

                         Condensed Consolidated Balance Sheets at June 30, 2006 and
                             December 31, 2005                                                         4

                         Condensed Consolidated Statements of Cash Flows for the Six Months
                             Ended June 30, 2006 and 2005                                              5

                         Notes to Condensed Consolidated Financial Statements                          6

           Item 2.       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                                    15

           Item 3.       Quantitative and Qualitative Disclosures About Market Risk                   24

           Item 4.       Controls and Procedures                                                      24

PART II.   OTHER INFORMATION

           Item 1A.      Risk Factors                                                                 26

           Item 4.       Submission of Matters to a Vote of Security Holders                          26

           Item 6.       Exhibits                                                                     27

           Signatures                                                                                 28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      PROLIANCE INTERNATIONAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months               Six Months
                                                              Ended June 30,            Ended June 30,
(Unaudited)                                                ---------------------    ----------------------
(in thousands, except per share amounts)                      2006        2005         2006         2005
                                                           ---------   ---------    ---------    ---------

Net sales                                                  $ 112,110   $  58,962    $ 203,446    $ 107,270
Cost of sales                                                 83,074      47,537      153,462       86,878
                                                           ---------   ---------    ---------    ---------
Gross margin                                                  29,036      11,425       49,984       20,392
Selling, general and administrative expenses                  24,376      10,878       47,308       21,453
Restructuring charges                                            134       1,105          654        1,367
                                                           ---------   ---------    ---------    ---------
Operating income (loss) from continuing operations             4,526        (558)       2,022       (2,428)
Interest expense                                               2,691       1,892        4,944        3,349
                                                           ---------   ---------    ---------    ---------
Income (loss) from continuing operations before taxes          1,835      (2,450)      (2,922)      (5,777)
Income tax provision (benefit)                                   793        (359)       1,095       (1,414)
                                                           ---------   ---------    ---------    ---------
Income (loss) from continuing operations                       1,042      (2,091)      (4,017)      (4,363)
Income from discontinued operation, net of income tax of
  $506 for 2005                                                   --          --           --          848
Gain on sale of discontinued operation, net of income
  tax of $2,331 for 2005                                          --          --           --        3,899
                                                           ---------   ---------    ---------    ---------
Net income (loss)                                          $   1,042   $  (2,091)   $  (4,017)   $     384
                                                           =========   =========    =========    =========

Basic income (loss) per common share:
   From continuing operations                              $    0.07   $   (0.30)   $   (0.27)   $   (0.62)
   From discontinued operation                                    --          --           --         0.12
   From gain on sale of discontinued operation                    --          --           --         0.55
                                                           ---------   ---------    ---------    ---------
   Net income (loss)                                       $    0.07   $   (0.30)   $   (0.27)   $    0.05
                                                           =========   =========    =========    =========

Diluted income (loss) per common share:
   From continuing operations                              $    0.07   $   (0.30)   $   (0.27)   $   (0.62)
   From discontinued operation                                    --          --           --         0.12
   From gain on sale of discontinued operation                    --          --           --         0.55
                                                           ---------   ---------    ---------    ---------
   Net income (loss)                                       $    0.07   $   (0.30)   $   (0.27)   $    0.05
                                                           =========   =========    =========    =========

Weighted average common shares - basic                        15,256       7,107       15,256        7,107
                                                           =========   =========    =========    =========
                               - diluted                      15,838       7,107       15,256        7,107
                                                           =========   =========    =========    =========

        The accompanying notes are an integral part of these statements.

                                                  PROLIANCE INTERNATIONAL, INC.
                                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,        December 31,
                                         ASSETS                                                       2006              2005
                                                                                                 ---------------   ---------------
(in thousands, except share data)                                                                  (unaudited)

Current assets:
     Cash and cash equivalents                                                                   $         4,812   $         4,566
     Accounts receivable (less allowances of $4,409 and $5,391)                                           76,892            58,296
     Inventories:
         Raw material and component parts                                                                 23,768            21,813
         Work in process                                                                                   3,909             4,070
         Finished goods                                                                                  106,053            95,167
                                                                                                 ---------------   ---------------
              Total inventories                                                                          133,730           121,050
                                                                                                 ---------------   ---------------
     Other current assets                                                                                  5,328             4,955
                                                                                                 ---------------   ---------------
Total current assets                                                                                     220,762           188,867
                                                                                                 ---------------   ---------------
Property, plant and equipment                                                                             43,666            42,037
Accumulated depreciation and amortization                                                                (23,228)          (21,704)
                                                                                                 ---------------   ---------------
       Net property, plant and equipment                                                                  20,438            20,333
                                                                                                 ---------------   ---------------
Other assets                                                                                               9,140             8,139
                                                                                                 ---------------   ---------------
Total assets                                                                                     $       250,340   $       217,339
                                                                                                 ===============   ===============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit facility and current portion of long-term debt                             $        56,497   $        39,705
     Accounts payable                                                                                     68,600            50,956
     Accrued liabilities                                                                                  30,208            29,702
                                                                                                 ---------------   ---------------
Total current liabilities                                                                                155,305           120,363
                                                                                                 ---------------   ---------------
Long-term liabilities:
     Long-term debt                                                                                        1,817             2,228
     Other long-term liabilities                                                                           8,152             7,499
                                                                                                 ---------------   ---------------
Total long-term liabilities                                                                                9,969             9,727
                                                                                                 ---------------   ---------------
Commitments and contingent liabilities
Stockholders' equity:
     Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
         Series A junior participating preferred stock, $.01 par value:
               Authorized 200,000 shares; issued and outstanding -- none at June
               30, 2006 and December 31, 2005                                                                 --                --
         Series B convertible preferred stock, $.01 par value: Authorized 30,000 shares;
               issued and outstanding; -- 12,781 shares at June 30, 2006 and December
               31, 2005 (liquidation preference $1,278)                                                       --                --
     Common Stock, $.01 par value: Authorized 47,500,000 shares; 15,507,676 shares issued at June 30, 2006; 15,297,769 shares issued at December
        31, 2005; 15,465,740 shares outstanding at June 30, 2006; 15,255,833 shares
        outstanding at December 31, 2005                                                                     155               152
     Paid-in capital                                                                                     105,765           105,642
     Accumulated deficit                                                                                 (15,897)          (11,848)
     Accumulated other comprehensive loss                                                                 (4,942)           (6,682)
     Treasury stock, at cost, 41,936 shares at June 30, 2006 and December 31, 2005                           (15)              (15)
                                                                                                 ---------------   ---------------
Total stockholders' equity                                                                                85,066            87,249
                                                                                                 ---------------   ---------------
Total liabilities and stockholders' equity                                                       $       250,340   $       217,339
                                                                                                 ===============   ===============

        The accompanying notes are an integral part of these statements.

                                                  PROLIANCE INTERNATIONAL, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Six Months
                                                                                                          Ended June 30,
(Unaudited)                                                                                      ---------------------------------
(in thousands)                                                                                        2006              2005
                                                                                                 ---------------   ---------------

Cash flows from operating activities:
     Net (loss) income                                                                           $        (4,017)  $           384
     Adjustments to reconcile net (loss) income to net cash (used in) operating activities of continuing operations:
         Income from discontinued operation                                                                   --            (1,354)
         Gain on sale of discontinued operation                                                               --            (6,230)
         Depreciation and amortization                                                                     2,336             2,222
         Deferred income taxes                                                                                --             1,376
         Provision for uncollectible accounts receivable                                                   1,192               833
         Non-cash restructuring charges                                                                      189               419
         Non-cash stock compensation costs                                                                   126                --
         Gain on sale of building                                                                           (138)             (138)
     Changes in operating assets and liabilities:
         Accounts receivable                                                                             (19,788)           (9,291)
         Inventories                                                                                     (12,680)          (13,559)
         Accounts payable                                                                                 17,644             8,944
         Accrued expenses                                                                                  1,628            (1,832)
         Other                                                                                             2,150               (46)
                                                                                                 ---------------   ---------------
Net cash (used in) operating activities of continuing operations                                         (11,358)          (18,272)
Net cash provided by operating activities of discontinued operation                                           --               852
                                                                                                 ---------------   ---------------
Net cash (used in) operating activities                                                                  (11,358)          (17,420)
                                                                                                 ---------------   ---------------
Cash flows from investing activities:
     Capital expenditures, net of normal sales and retirements                                            (2,595)           (3,754)
     Proceeds from sale of discontinued operation                                                             --            17,000
     Cash expenditures for restructuring costs on Modine Aftermarket
        acquisition balance sheet                                                                           (842)               --
     Cash expenditures for merger transaction costs                                                         (952)           (1,157)
                                                                                                 ---------------   ---------------
Net cash (used in) provided by investing activities                                                       (4,389)           12,089
                                                                                                 ---------------   ---------------
Cash flows from financing activities:
     Dividends paid                                                                                          (32)              (32)
     Net borrowings under revolving credit facility                                                       16,832             6,216
     Repayments of term loan and capital lease obligations                                                  (451)             (848)
     Deferred debt issue costs                                                                              (136)               --
     Proceeds from stock option exercise                                                                      --                11
                                                                                                 ---------------   ---------------
Net cash provided by financing activities                                                                 16,213             5,347
                                                                                                 ---------------   ---------------
Effect of exchange rate changes on cash                                                                     (220)               --
                                                                                                 ---------------   ---------------
Increase in cash and cash equivalents                                                                        246                16
     Cash and cash equivalents at beginning of period                                                      4,566               297
                                                                                                 ---------------   ---------------
     Cash and cash equivalents at end of period                                                  $         4,812   $           313
                                                                                                 ===============   ===============

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter and six months ended June 30, 2006 are not necessarily indicative of results for the full year.

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

                                                               Three Months           Six Months
    (in thousands, except per share amounts)                Ended June 30, 2005   Ended June 30, 2005
                                                            -------------------   -------------------

    Net (loss) income:
    As reported                                                   $(2,091)              $   384
    Stock-based compensation costs, net of tax                        (53)                  (97)
                                                                  -------               -------
    Pro forma                                                     $(2,144)              $   287
                                                                  =======               =======

    Basic and diluted net (loss) income per common share:
    As reported                                                   $ (0.30)              $  0.05
    Pro forma                                                     $ (0.30)              $  0.04

      On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R),
"Share-Based Payment", which had been issued by the Financial Accounting
Standards Board in December 2004. SFAS No. 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for

goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.
123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost as a charge to operating results over the period during which an employee is required to provide service in exchange for the award, with the offset being additional paid-in capital. In adopting SFAS No. 123(R), the Company was required to recognize the unrecorded compensation expense related to unvested stock options issued prior to January 1, 2006. Results for the six months ended June 30, 2006 include $2 thousand of compensation expense and additional paid-in capital relating to these options, which amount was recorded in the first quarter of
2006.

      On March 2, 2006, the Board of Directors granted non-qualified stock options to purchase 140,337 shares of common stock under the Equity Incentive
Plan, which plan was approved by shareholders at the Company's July 22, 2005 annual shareholders' meeting. These awards have a term of ten years and vest to the employee 25% after each of the first four years after the grant date. The options were granted at an exercise price of $5.27, which represents the closing price of the Company's stock on the date of grant. During the quarter ended June
30, 2006, unvested options to purchase 9,152 shares from the original grants were cancelled. Using the Black-Scholes option pricing model, the Company determined that the fair value per option share granted was $2.90. Assumptions used in the calculation included expected volatility of 52.94%, a risk free interest rate of 4.50% and an expected life of six years. The Company will record $380 thousand of compensation expense over the four year vesting period of the options, subject to adjustment for the fair value of any unvested stock options which are forfeited in the future. Results for the quarter and six months ended June 30, 2006 included $23 thousand and $32 thousand, respectively, of compensation expense related to these stock option grants. Other than the option grant and cancellations noted above, there were no other changes in outstanding stock options during the six months ended June 30, 2006.

      On March 2, 2006, the Board of Directors also granted 56,138 shares of restricted stock under the Equity Incentive Plan. These shares vest in four annual installments on the anniversary date of the grant. During the quarter ended June 30, 2006, 3,661 unvested shares of restricted stock were cancelled.
Based on the market price of the common stock on the date of grant, $5.27 per share, compensation expense of $277 thousand will be recognized over the vesting period of the restricted shares. The offset will be common stock and paid-in capital. This amount will be subject to adjustment for the fair value of any unvested restricted shares which are forfeited in the future. Results for the quarter and six months ended June 30, 2006 included compensation expense of $16 thousand and $23 thousand, respectively, related to these restricted shares. The restricted stock is treated as issued and outstanding on the date of grant, however it is excluded from the calculation of basic income (loss) per share until the shares are vested.

      On March 2, 2006, the Board of Directors also granted 168,414 shares of performance restricted stock under the Equity Incentive Plan. These shares vest in four annual installments on the anniversary date of the grant, however these shares will be forfeited to the extent certain pre-established net income and cash flow targets for 2006 are not achieved. During the quarter ended June 30,
2006, 10,984 unvested shares of performance restricted stock were cancelled.
Based on the market price of the common stock on the date of grant, $5.27 per share, compensation expense of $830 thousand will be recognized over the vesting period of the performance restricted shares. The offset will be common stock and paid-in capital. This will be subject to adjustment for the fair value of any unvested performance restricted shares which are forfeited in the future.

Results for the quarter and six months ended June 30, 2006 included compensation expense of $49 thousand and $69 thousand, respectively, related to these performance restricted shares. The performance restricted stock is treated as issued and outstanding on the date of grant, however it is excluded from the calculation of basic income (loss) per share until the shares are vested.

NOTE 3 - MERGER WITH MODINE AFTERMARKET BUSINESS

      As described in more detail in Note 5 of the Notes to Consolidated
Financial Statements contained in the Company's Form 10-K for the year ended
December 31, 2005, on July 22, 2005, the Company completed its merger transaction pursuant to which Modine Aftermarket Holdings, Inc. ("Modine
Aftermarket") merged into the Company. The following table summarizes unaudited pro forma financial information for the three and six months ended June 30, 2005 assuming the Modine Aftermarket merger had occurred on January 1, 2005. The
Modine Aftermarket year end was March 31. The unaudited pro forma financial information uses data corresponding to Proliance's reporting period. This unaudited pro forma information does not represent what would have occurred if the transaction had taken place on January 1, 2005 and does not reflect our future consolidated results of operations or financial position. The unaudited pro forma combined financial information also does not include any adjustments to reflect restructuring costs expected to be incurred in order to combine the operations of Proliance and the Modine Aftermarket business or the anticipated benefits from these synergy actions. These restructuring costs are resulting from actions taken with respect to both Proliance and Modine Aftermarket business operations, facilities and associates. The charges are being recorded based upon the nature and timing of these integration actions. Pro forma unaudited results are as follows:

                                                            Three Months Ended    Six Months Ended
    (in thousands, except per share amounts)                  June 30, 2005        June 30, 2005
                                                            ------------------    ----------------

    Net sales                                                    $113,586             $208,397
    Net loss from continuing operations                          $ (2,930)            $ (7,133)
    Net loss per share from continuing operations:
       - Basic and diluted                                       $  (0.19)            $  (0.47)

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
Compliance with the Fixed Charge Coverage Ratio covenant will not be required on any test date if Excess Availability equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date. The
Company was in compliance with the EBITDA covenant as well as all other covenants contained in the Loan Agreement as of June 30, 2006.

NOTE 5 - OTHER COMPREHENSIVE LOSS

      Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in
Stockholders' Equity. Prior to the Modine Aftermarket merger in July 2005, other comprehensive loss reflected only minimum pension liability adjustments.
Subsequent to the merger, other comprehensive loss also reflects accumulated foreign currency translation adjustments. Activity for the three months ended
March 31, 2006 and June 30, 2006 are as follows:

                                           Minimum       Foreign
                                           Pension      Currency
    (in thousands)                        Liability    Translation      Total
                                          ---------    -----------     -------
    Balance at December 31, 2005          $  (6,062)   $      (620)    $(6,682)
    First quarter activity                       --            122         122
                                          ---------    -----------     -------
    Balance March 31, 2006                   (6,062)          (498)     (6,560)
    Second quarter activity                      --          1,618       1,618
                                          ---------    -----------     -------
    Balance June 30, 2006                 $  (6,062)   $     1,120     $(4,942)
                                          =========    ===========     =======

There was no activity impacting the minimum pension liability adjustment during either the three months ended March 31, 2005 or June 30, 2005.

NOTE 6 - RESTRUCTURING AND OTHER SPECIAL CHARGES

      In conjunction with the merger with Modine Aftermarket, the Company commenced a 12 to 18 month restructuring program expected to result in one-time charges of $10 million to $14 million. These actions have resulted in lower costs and increased manufacturing and operating efficiencies and include activities impacting existing Proliance locations, which resulted in charges to the income statement, and activities impacting locations acquired in the Modine
Aftermarket merger, which costs were accrued on the opening balance sheet as a purchase accounting entry. Activities under this program were accelerated and a major portion of them were completed as of December 31, 2005. The remainder is expected to be completed during 2006.

      During the first six months of 2006, the Company completed the relocation of its copper/brass radiator production from Nuevo Laredo to its Mexico City facility. This resulted in the recording of $0.5 million of restructuring costs associated with the termination of 78 employees, facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value.
The remaining $0.2 million of restructuring costs during the period were primarily related to closing old Proliance facilities.

      The remaining restructuring reserve at June 30, 2006 was classified in other accrued liabilities. A summary of the restructuring charges and payments during the first six months of 2006 is as follows:

                                           Workforce      Facility         Asset
    (in thousands)                          Related     Consolidation   Write-down     Total
                                           ---------    -------------   ----------    -------

    Balance at December 31, 2005           $     283    $      1,671    $       --    $ 1,954
    Charge to operations                         363             102           189        654
    Cash payments                               (595)           (872)           --     (1,467)
    Non-cash write-off                            --              --          (189)      (189)
                                           ---------    ------------    ----------    -------
    Balance at June 30, 2006               $      51    $        901    $       --    $   952
                                           =========    ============    ==========    =======

      The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs related to the acquired Modine facilities, which are expected to be paid primarily by the end of 2006.

NOTE 7 - INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                          Three Months             Six Months
                                                         Ended June 30,          Ended June 30,
                                                      --------------------    --------------------
(in thousands, except per share data)                   2006        2005        2006        2005
                                                      --------    --------    --------    --------

Numerator:
Income (loss) from continuing operations              $  1,042    $ (2,091)   $ (4,017)   $ (4,363)
Deduct preferred stock dividend                            (16)        (16)        (32)        (32)
                                                      --------    --------    --------    --------
Income (loss) from continuing operations
    available (attributable) to common stockholders      1,026      (2,107)     (4,049)     (4,395)
Income from discontinued operation, net of tax              --          --          --         848
Gain on sale of discontinued operation, net of tax          --          --          --       3,899
                                                      --------    --------    --------    --------
Net income (loss) available (attributable) to
    common stockholders - basic                          1,026      (2,107)     (4,049)        352

Add back preferred stock dividend                           16          --          --          --
                                                      --------    --------    --------    --------
Net income (loss) available (attributable) to
    common stockholders - diluted                     $  1,042    $ (2,107)   $ (4,049)   $    352
                                                      ========    ========    ========    ========

Denominator:
Weighted average common shares                          15,476       7,107      15,403       7,107
Deduct - unvested restricted and performance
    restricted shares                                     (220)         --        (147)         --
                                                      --------    --------    --------    --------
Adjusted weighted average common shares -
    basic                                               15,256       7,107      15,256       7,107
Unvested restricted and performance restricted
    shares                                                 220          --          --          --
Dilutive effect of stock options                            96          --          --          --
Dilutive effect of Series B preferred stock                266          --          --          --
                                                      --------    --------    --------    --------
Adjusted weighted average common shares -
   diluted                                              15,838       7,107      15,256       7,107
                                                      ========    ========    ========    ========

Basic income (loss) per common share:
     From continuing operations                       $   0.07    $  (0.30)   $  (0.27)   $  (0.62)
     From discontinued operation                            --          --          --        0.12
     From gain on sale of discontinued operation            --          --          --        0.55
                                                      --------    --------    --------    --------
     Net income (loss)                                $   0.07    $  (0.30)   $  (0.27)   $   0.05
                                                      ========    ========    ========    ========
Diluted income (loss) per common share:
     From continuing operations                       $   0.07    $  (0.30)   $  (0.27)   $  (0.62)
     From discontinued operation                            --          --          --        0.12
     From gain on sale of discontinued operation            --          --          --        0.55
                                                      --------    --------    --------    --------
     Net income (loss)                                $   0.07    $  (0.30)   $  (0.27)   $   0.05
                                                      ========    ========    ========    ========

      The adjusted weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the six months ended
June 30, 2006 and the three and six months ended June 30, 2005 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss from continuing operations per share.

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

The table below sets forth information about the reported segments. Previous year's data has been restated based upon the new segments.

                                                            Three Months                 Six Months
                                                           Ended June 30               Ended June 30,
                                                      ------------------------    ------------------------
(in thousands)                                           2006          2005          2006          2005
                                                      ----------    ----------    ----------    ----------

Net sales:
    Domestic                                          $   88,064    $   58,962    $  160,580    $  107,270
    International                                         24,046            --        42,866            --
Intersegment sales:
    Domestic                                               1,267            --         2,401            --
    International                                          7,378            --        13,627            --
    Elimination of intersegment sales                     (8,645)           --       (16,028)           --
                                                      ----------    ----------    ----------    ----------
 Total net sales                                      $  112,110    $   58,962    $  203,446    $  107,270
                                                      ==========    ==========    ==========    ==========

Operating income (loss) from continuing operations:
Domestic                                              $    5,808    $    2,878    $    6,088    $    3,598
Restructuring charges                                       (108)       (1,105)         (586)       (1,367)
                                                      ----------    ----------    ----------    ----------
   Domestic total                                          5,700         1,773         5,502         2,231
                                                      ----------    ----------    ----------    ----------
International                                              1,615            --         2,112            --
Restructuring charges                                        (26)           --           (68)           --
                                                      ----------    ----------    ----------    ----------
   International total                                     1,589            --         2,044            --
                                                      ----------    ----------    ----------    ----------
Corporate expenses                                        (2,763)       (2,331)       (5,524)       (4,659)
                                                      ----------    ----------    ----------    ----------
   Total operating income (loss) from continuing
     operations                                       $    4,526    $     (558)   $    2,022    $   (2,428)
                                                      ==========    ==========    ==========    ==========

          An analysis of total net sales by product line is as follows:

                                                  Three Months           Six Months
                                                  Ended June 30        Ended June 30,
                                               -------------------   -------------------
(in thousands)                                   2006       2005       2006       2005
                                               --------   --------   --------   --------

Automotive and light truck heat exchange       $ 68,483   $ 37,578   $126,606   $ 73,138
Automotive and light truck air conditioning      21,770     10,994     34,963     15,838
Heavy duty heat exchange                         21,857     10,390     41,877     18,294
                                               --------   --------   --------   --------
  Total net sales                              $112,110   $ 58,962   $203,446   $107,270
                                               ========   ========   ========   ========

NOTE 9 - RETIREMENT AND POST-RETIREMENT PLANS

      The components of net periodic benefit costs for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                       Three Months Ended June 30
                                               -------------------------------------------
                                                 Retirement Plans     Postretirement Plans
                                               --------------------   --------------------
(in thousands)                                   2006        2005        2006       2005
                                               --------    --------    --------   --------

Service cost                                   $    286    $    150    $      1   $      1
Interest cost                                       536         372          10         10
Expected return on plan assets                     (559)       (453)         --         --
Amortization of net loss                            168          94           1          1
                                               --------    --------    --------   --------
Net periodic benefit cost                           431         163          12         12
Allocated to discontinued operation                  --          --          --         --
                                               --------    --------    --------   --------
Allocated to continuing operations             $    431    $    163    $     12   $     12
                                               ========    ========    ========   ========

                                                        Six Months Ended June 30
                                               -------------------------------------------
                                                 Retirement Plans     Postretirement Plans
                                               --------------------   --------------------
(in thousands)                                   2006        2005        2006       2005
                                               --------    --------    --------   --------

Service cost                                   $    552    $    382    $      1   $      2
Interest cost                                     1,081         948          20         20
Expected return on plan assets                   (1,125)     (1,154)         --         --
Amortization of net loss                            338         239           3          2
                                               --------    --------    --------   --------
Net periodic benefit cost                           846         415          24         24
Allocated to discontinued operation                  --          66          --         --
                                               --------    --------    --------   --------
Allocated to continuing operations             $    846    $    349    $     24   $     24
                                               ========    ========    ========   ========

As a result of the merger with Modine Aftermarket in July 2005, the Company participates in foreign multi-employer pension plans. For the three and six months ended June 30, 2006, pension expense for these plans was $352 thousand and $569 thousand, respectively.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information is as follows:

                                                        Six Months Ended
                                                            June 30,
                                                       -------------------
(in thousands)                                           2006       2005
                                                       --------   --------
Non-cash investing and financing activity:
    Entered into capital lease obligation              $     --   $  1,345
                                                       ========   ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                           $  4,449   $  2,920
                                                       ========   ========
    Income taxes                                       $    621   $    656
                                                       ========   ========

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2006, the Financial Accounting Standards Board issued FASB
Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes."
This will be effective for fiscal years beginning after December 15, 2006, and will result in financial statements reflecting the expected future tax consequences of uncertain tax positions. The Company is currently evaluating what impact, if any, this will have on our reported results.

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

      As a result of the merger with Modine Aftermarket Holdings, Inc. on July
22, 2005, the Company is organized into two segments based upon the geographic area served - Domestic and International. The Domestic segment includes sales to customers located in the United States and Canada, while the International segment includes sales to customers located in Mexico, Europe and Central
America. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes as well as cash flow from operations of these segments which reflects operating results and asset management.

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
The merger with the aftermarket business of Modine was completed on July 22,
2005. The merger transaction is expected to increase the Company's 2006 consolidated annual sales to over $400 million and adds manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. In
addition, the Company is now focused predominantly on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in
North and Central America and Europe. As a result of this transaction, the
Company has a stronger balance sheet and is better positioned to face the market challenges of the future. In conjunction with the merger, the Company's name was changed from Transpro, Inc. to Proliance International, Inc. The Company also announced that, in conjunction with the merger, it was undertaking a restructuring program, which was expected to total $10 million to $14 million of restructuring costs over the 12 to 18 months following the merger and would generate savings in excess of $30 million on an annualized basis, when completed. The Company has acted to accelerate as many restructuring activities as possible into a shorter time frame and has worked to add additional actions to help offset unfavorable market conditions. At this time, the Company anticipates that the full year 2007 cumulative cost savings impact will be $45 million to $48 million. Of this, approximately $3 million of savings was realized in 2005, an additional $37 million is anticipated to be realized in
2006 and the balance is anticipated to be achieved in 2007. These savings will be, however, impacted by rising commodity costs and continued competitive price pressure.

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

      Operating performance in any given quarter is not necessarily indicative of performance for the full year as the Company's business is subject to seasonal fluctuations. Sales peak during the second and third quarters due principally to increased demand for replacement radiator and air conditioning components in the Domestic segment.

OPERATING RESULTS

QUARTER ENDED JUNE 30, 2006 VERSUS QUARTER ENDED JUNE 30, 2005

      Net sales from continuing operations for the second quarter of 2006 of
$112.1 million were $53.1 million or 90.1% above the second quarter of 2005. The
2006 second quarter results included $38.8 million of sales by businesses acquired from Modine and $73.3 million of sales by historical Proliance business units. The sales by businesses acquired from Modine reflects management's estimate due to the branch location, product and customer consolidation actions which have occurred since the date of the acquisition. Domestic segment sales in the second quarter of 2006 were $88.1 million compared to $59.0 million in the
2005 second quarter. The domestic marketplace in the second quarter of 2006 has been impacted by rising fuel costs, which appear to have impacted consumer driving activity which in turn impacted overall product demand. During the second quarter of 2006, the Company also continued to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. The
Company has been taking pricing actions, to the extent that the markets allow, in an effort to offset rising commodity costs. The majority of these pricing actions will begin to be seen in the second half of the year. The Domestic marketplace is also experiencing a change in that more sales are being directed towards the major retailers. Milder than normal weather at the beginning of the quarter led to a later than typical start to the summer air conditioning parts selling season and unit volume has also been influenced by the impacts of rising fuel costs. Domestic heavy duty product sales benefited from the impact of new product introductions, an increase in unit volume caused by the positive effects of strong freight cartage on the marketplaces served by this business along with an ability to pass along to customers a portion of the impact of rising commodity costs. International segment sales of $24.0 million reflect sales generated from the businesses in Europe, Mexico and Central America which were acquired in the Modine Aftermarket merger. International segment sales benefited from new product introductions, pricing actions to offset rising commodity costs and a stronger marketplace in most countries served. Worldwide heat exchange sales were $68.5 million for the three months ended June 30, 2006 compared to
$37.6 million in the same period of 2005. Worldwide air conditioning sales of
$21.8 million in the second quarter of 2006 compare to $11.0 million in the second quarter

a year ago. Worldwide heavy duty sales were $21.9 million in the second quarter of 2006 compared to $10.4 million in the second quarter of 2005. These sales increases reflect the impact of the Modine Aftermarket merger and the Domestic segment market conditions discussed above.

      Gross margin from continuing operations, as a percentage of net sales, was
25.9% during the second quarter of 2006 versus 19.4% in the second quarter of
2005. The improvement reflects lower product costs due to the benefits of purchasing and manufacturing cost savings initiatives executed by the Company during 2005 in conjunction with the Modine Aftermarket merger. In addition, margin benefited from the incremental level of branch sales, added as a result of the Modine Aftermarket merger, which are at higher margins, but were offset by higher levels of branch operating expenses. The Company also continues to experience rising commodity prices and competitive pricing pressure, which have impacted results. Copper and aluminum market costs included in the results for the second quarter are over their levels of a year ago, and they are continuing to rise. The Company has begun initiating actions to offset the impacts of these rising costs. These actions include customer pricing actions wherever possible, a shift in product construction from copper/brass to aluminum along with other cost reduction initiatives. Most of these actions will not be reflected in the income statement until the second half of the year due to the turn-over of inventory and the timing of pricing initiatives.

      Selling, general and administrative expenses increased as a percentage of net sales to 21.7% in the second quarter of 2006 from 18.4% in the second quarter of 2005. The increase primarily reflects the addition of the Modine
Aftermarket branch outlets, which represent a higher percentage of sales than the Company's pre-merger historical levels. In addition, the Company is experiencing higher freight costs caused by the rising price of fuel, and approximately $0.1 million of integration costs primarily associated with conversion of U.S. computer systems which efforts were essentially completed in the second quarter of 2006. During the second quarter of 2006, costs attributable to the Sarbanes-Oxley compliance activities were $0.3 million compared to the $0.4 million recorded in the quarter last year. All other selling, general and administrative expenses in 2006 are comparable to 2005 as a percentage of sales.

      During the second quarter of 2006, the Company reported $0.1 million of restructuring costs primarily associated with the relocation of the Nuevo Laredo copper/brass radiator production to Mexico City. These activities which had been initiated during the fourth quarter of 2005 resulted in the centralization of copper/brass radiator production in Mexico City and aluminum radiator production in Nuevo Laredo. These costs were attributable to facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value.
These activities were part of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger. The activities were originally expected to generate $30 million in annualized savings, when completed; however, the Company now expects that these savings will be between $45 million and $48 million on an annualized basis when completed. Restructuring costs in the second quarter of 2005 of $1.1 million were associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, which were done in conjunction with the previously announced opening of a new distribution facility in Southaven,
Mississippi, along with the closure of the Company's aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico. The expenses reflect the cost to relocate inventory and fixed assets, the write-down to net realizable value of certain fixed assets being disposed, facility exit costs and one-time employee severance costs.

      Interest expense for the second quarter of $2.7 million was $0.8 million above last year's levels due to the impact of higher discounting charges from the Company's participation in customer-sponsored vendor payment programs along with higher average interest rates and average debt levels. Discounting expense was $1.4 million in the second quarter of 2006, compared to $1.0 million in the same period last year, reflecting higher levels of customer receivables being collected utilizing these programs and rising factoring rates, which fluctuate in conjunction with the prime interest rate. Average interest rates on the
Company's revolving credit, and term loan borrowings were 7.3% in the second quarter of 2006, compared to 5.82% in the same period last year. Average debt levels were $56.6 million in 2006, compared to $45.5 million last year.
Year-over-year interest levels will continue to be higher as a result of increases in interest rates and the Company's continued utilization of the customer-sponsored vendor payment programs.

      In the second quarter of 2006, the effective tax rate included only a foreign provision, as the reversal of the Company's deferred tax valuation allowances offset a majority of the state and any federal income tax provisions.
The income tax benefit attributable to continuing operations in 2005 reflects a federal income tax benefit on the pretax loss offset in part by a provision for foreign income taxes.

      The net income from continuing operations for the second quarter of 2006 was $1.0 million, or $0.07 per basic and diluted share, compared to a net loss of $2.1 million, or $0.30 per basic and diluted share for the second quarter of
2005.

SIX MONTHS ENDED JUNE 30, 2006 VERSUS JUNE 30, 2005

      For the six months ended June 30, 2006, net sales from continuing operations of $203.4 million were $96.1 million or 89.6% above the same period of the prior year. Included in the 2006 sales were $74.6 million from the businesses added by the Modine Aftermarket merger and $128.8 million from historical Proliance operations. The sales by businesses acquired from Modine reflects management's estimate due to the branch location, product and customer consolidation actions which have occurred since the date of the acquisition.
Domestic segment sales were $160.6 million for the first six months of 2006 compared to $107.3 million in the first six months of 2005. Domestic heat exchange sales reflected higher than normal pre-season customer orders in the first quarter of 2006, a shift of customer sales towards the major retailers, continuing competitive pricing pressures and changing market conditions brought on by rising fuel costs. Domestic air conditioning sales benefited from higher pre-season orders from several of our major customers during the first quarter of 2006 offset by a slow start to the summer selling season due to milder than normal weather conditions. Domestic heavy duty product sales improved due to new product introductions, an increase in unit volume caused by the positive effects of strong freight cartage on the marketplaces served by this business along with an ability to pass along to customers a portion of the impact of rising commodity costs. International segment sales of $42.8 million reflect sales generated from the businesses in Europe, Mexico and Central America which were acquired in the Modine Aftermarket merger. International segment sales benefited from new product introductions, pricing actions to offset rising commodity costs and a stronger marketplace in most countries served. Worldwide heat exchange sales for the first six months of 2006 were $126.6 million compared to $73.1 million in the first six months of 2005. Worldwide air conditioning sales were
$35.0 million in the first six months of 2006 compared to $15.8 million in the same period of 2005 and worldwide heavy duty product sales were $41.9 million in the first six months of 2006 compared to $18.3 million in the same period a year ago. These sales increases reflect the impact of the Modine Aftermarket merger and the Domestic segment market conditions discussed above.

      Gross margins, as a percentage of net sales, for the first six months of
2006 were 24.6% compared with 19.0% a year ago. The improvement reflects lower product costs due to the benefits of purchasing and manufacturing cost savings initiatives executed by the Company during 2005 in conjunction with the Modine
Aftermarket merger. In addition, margin benefited from the incremental level of branch sales, added as a result of the Modine Aftermarket merger, which are at higher margins, but were offset by higher levels of branch operating expenses.
The Company also continues to experience the impact of rising commodity prices, and competitive pricing pressure, which have offset some of the synergy benefits from the Modine Aftermarket merger. During the second half of the year, the
Company will experience its highest copper and aluminum costs, as product purchased at current commodity rates works its way through inventory. In order to offset increases, the Company has begun initiating a number of action plans which include customer pricing changes wherever possible, a shift in product construction from copper/brass to aluminum along with other cost reduction initiatives. The impact of any cost reduction actions will not be reflected in the income statement until later in the year due to the turnover of inventory and the timing of pricing initiatives.

      Selling, general and administrative expenses for the first six months of
2006 increased to 23.3% of sales versus 20.0% of sales a year ago. The increase primarily reflects the addition of the Modine Aftermarket branch outlets, which represent a higher percentage of sales than the Company's pre-merger historical levels. In addition, the Company is experiencing higher freight costs caused by the rising price of fuel, and approximately $0.3 million of integration costs primarily associated with conversion of U.S. computer systems which efforts were essentially completed in the second quarter of 2006. During the first half of
2006, costs attributable to the Sarbanes-Oxley compliance activities were $0.6 million, approximately equal to the same period last year. The remainder of the
$25.8 million increase in selling, general and administrative expenses over the first six months of last year is attributable to the higher sales levels generated by the Modine Aftermarket merger.

      During the first half of 2006, a majority of the $0.7 million restructuring costs were associated with the relocation of the Nuevo Laredo copper/brass radiator production to Mexico City. These activities which had been initiated during the fourth quarter of 2005 resulted in the centralization of copper/brass radiator production in Mexico City and aluminum radiator production in Nuevo Laredo. The Company reported restructuring costs of $0.5 million associated with the termination of 78 employees, facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value.
The remaining restructuring costs in 2006 were primarily associated with the closing of existing Proliance facilities. These activities were part of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger. The activities were originally expected to generate $30 million in cumulative annualized savings, when completed; however, the Company now expects that these cumulative savings will be between $45 million and $48 million on an annualized basis when completed. Restructuring charges of $1.4 million for the first six months of 2005 represent costs associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, in conjunction with the opening of a new distribution facility in Southaven, Mississippi, which was announced in the first quarter of 2005, along with the closure of the Company's aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico.

      Interest costs for the six months of 2006 were $1.6 million above last year for the first six months of 2006, due to higher discounting fees associated with participating in customer sponsored vendor payment programs, higher average interest rates and higher average debt levels. Discounting fees for the first six months of 2006 were $2.5 million compared to $1.7 million in 2005. This reflects increased participation in the programs offered by our customers and rising interest rates. Average interest rates on our revolving credit facility were 7.04% in 2006 compared to 5.57% in 2005, while average debt levels were
$52.8 million in 2006 vs. $44.8 million in 2005. Interest rates in the second half of the year will continue to show year over year increases due to the rising prime rate.

         For the first six months of 2006, the effective tax rate included only a foreign provision, as the reversal of the Company's deferred tax valuation allowances offset a majority of the state and any federal income tax provisions.
The effective tax rate in 2005 reflects the realization of a deferred tax asset established in 2004 and a foreign tax provision. A federal tax benefit on the entire loss from continuing operations was not recorded in 2005 due to the existence of the Company's tax valuation reserve.

      The loss from continuing operations for the first six months of 2006 was
$4.0 million, or $0.27 per basic and diluted share, compared to a loss of $4.4 million, or $0.62 per basic and diluted share for the first six months of 2005.
The change in loss per share reflects the increase in weighted average shares outstanding as a result of the Modine Aftermarket merger in July 2005.

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

      Net loss for the six months ended June 30, 2006 was $4.0 million or $0.27 per basic and diluted share, compared to a net income of $0.4 million, or $0.05 per basic and diluted share for the same period a year ago.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2006, cash used in operating activities was
$11.4 million. Continuing operations accounts receivable levels increased by
$19.8 million due to the seasonal nature of the Company's sales cycle which peaks in the second and third quarters of the year. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections, as long as they are cost effective. Inventory levels increased by $12.7 million reflecting rising commodity costs in addition to an inventory build up to support the higher sales demand normally experienced in the third quarter. The Company anticipates that inventory levels at the end of 2006 will be lower than those at the end of 2005. Accounts payable levels rose by $17.6 million due to the growth in inventory levels.

      Cash used in operating activities was $17.4 million in the first six months of 2005. This was comprised of $18.3 million utilized by continuing operations and $0.9 million generated by the discontinued Heavy Duty OEM business prior to its sale. Continuing operations accounts receivable levels increased by $9.3 million due to the seasonal increase in receivable balances over year end levels. This impact reflected that the Company continued to accelerate the collection of customer receivables utilizing a cost effective customer-sponsored vendor program administered by a financial institution and by working directly with other customers. This accelerated collection was done in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers. Inventory levels grew $13.6 million reflecting a build up in anticipation of demand adjustments as a result of the merger transaction and restructuring activities, increases associated with the relocation of aluminum heater manufacturing operations from Buffalo to
Mexico and higher than planned levels due to the drop in Domestic sales demand attributable to the delayed start of the normal selling season. Accounts payable rose by $8.9 million as a result of the growth in inventory levels as well as our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles.

      During the first six months of 2006, the Company had $2.6 million of capital expenditures primarily for cost reduction activities and U.S. computer system upgrades to convert previously used Modine systems. The $3.8 million of capital spending during the first six months of 2005 was primarily associated with the opening of a new distribution center located in Southaven, Mississippi.
In addition, the Company entered into a long-term capital lease for the purchase of racking to be used in the distribution center. The Company expects that total capital expenditures for 2006 will be between $8.0 million and $10.0 million, which will include expenditures associated with domestic and international computer system upgrades, new product introductions and cost reduction activities.

      During the second quarter of 2006, the Company announced that it had entered into an agreement to purchase the heater core assets of Standard Motor
Products, Inc.'s Four Seasons Division. The transaction has an estimated net purchase price of $1.5 million to $2.0 million and will close in two phases, the first, which includes the fixed assets, is scheduled for late in the third quarter of 2006 and the final closing will be no later than early in 2008.

      On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and fund operations.

      Total debt at June 30, 2006 was $58.3 million, compared to $41.9 million at the end of 2005 and $50.7 million at June 30, 2005. At June 30, 2006 the
Company had $16.9 million available for future borrowings under its Loan
Agreement.

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

financial covenant was added which requires that on December 31, 2007 and on each March 31, June 30, September 30, and December 31 thereafter, in each case for the 12 months ended, a Fixed Charge Coverage Ratio, as defined in the Credit
Facility, will be not less than 1.00 to 1.00. Compliance with the Fixed Charge
Coverage Ratio covenant will not be required on any test date if Excess
Availability equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date. The Company was in compliance with the EBITDA covenant and all other covenants contained in the Loan Agreement as of June 30, 2006.

      The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck product lines. In addition, the Company's future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of extended customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. The Company believes that its cash flow from operations, together with borrowings under its
Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

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

      The preparation of interim financial statements involves the use of estimates that are consistent with those used in the preparation of the annual financial statements, with the exception of estimates used for quarterly income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate for ordinary items, which is re-evaluated each period based on changes in the components to determine the annual effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Company adopted the provisions of SFAS No. 123(R), "Accounting for
Stock-Based Compensation" on January 1, 2006 as described in Note 2 of the Notes
To Condensed Consolidated Financial Statements contained in this Form 10-Q. In
July 2006, the Financial Accounting Standards Board issued FASB Interpretation
No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes." This will be effective for fiscal years beginning after December 15, 2006, and will result in financial statements reflecting the expected future tax consequences of uncertain tax positions. The Company is currently evaluating what impact, if any, this will have on our reported results.

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

      In addition, the following factors relating to the Modine merger transaction, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the businesses will not be integrated successfully; (2) the risk that the cost savings and any revenue synergies from the transaction may not be fully realized or may take longer to realize than expected; (3) disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers;
(4) the transaction may involve unexpected costs; (5) increased competition and its effect on pricing, spending, third-party relationships and revenues; (6) the risk of new and changing regulation in the U.S. and internationally; (7) the possibility that Proliance's historical businesses may suffer as a result of the transaction; and (8) other uncertainties and risks beyond the control of
Proliance. Additional factors that could cause Proliance's results to differ materially from those described in the forward-looking statements can be found in the 2005 Annual Report on Form 10-K of Proliance, the Quarterly Reports on
Form 10-Q of Proliance, and Proliance's other filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. Between the month of December 2005 and July
2006, average monthly commodity market price for copper increased 66% and aluminum increased 11%. These increases are in addition to the 42% copper increase and 17% aluminum increase experienced between January 1, 2005 and
December 31, 2005. The Company has begun to implement action plans to offset these cost increases, including customer pricing actions, and various cost reduction activities. There can be no assurance that the Company will be able to offset these cost increases going forward. There have been no other material changes in market risk since the filing of the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 2005.

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

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based upon the foregoing, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at that date due to a material weakness relating to a lack of adequate resources within the accounting and finance department, resulting primarily from the recent merger with Modine
Aftermarket Holdings and recent increased operating activity at the Company. The effect of the lack of resources has resulted in certain reviews of financial information not being performed on a timely basis or at all, leading to adjustments being made after the books and records are closed. The areas most affected by this are revenue recognition and receivable reserves. A material weakness is a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the Company's internal control structure. To correct this material weakness the Company has initiated an employment search process to fill several new staff positions, has centralized the accounting for U. S. operations financial results and is making other process improvements.

      As reported in the first quarter Form 10-Q, the Company's Chief Executive
Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures contained a material weakness as of March 31, 2006 and were therefore not effective at that date. The material weakness in question related to weaknesses in financial controls associated with foreign exchange funds transfer and other procedures at its Nuevo Laredo, Mexico facility. In
March 2006, the Company became aware that a financial executive at its Nuevo
Laredo, Mexico facility had embezzled funds over a four-year period from the
Company's foreign exchange bank accounts and violated Company policy regarding self-dealing with respect to his ownership of a

warehouse facility leased to the Company. The aforementioned executive had previously misappropriated and repaid $438,000 of funds and the Company is taking action to recover an additional $516,000 which remains unpaid plus costs and interest. The investigation regarding this incident is ongoing and the
Company has retained legal counsel and a forensic accountant to complete the investigation. Costs associated with the investigation are being treated as period costs and any gain will be recognized upon the future recovery of the remaining funds. Subsequent to March 31, 2006, the Company has taken remedial action with respect to internal controls surrounding its international operations, including Nuevo Laredo, to provide for a review by headquarters financial staff of all bank reconciliations and bank statements for its international operations. The Company has also altered its internal controls at the Nuevo Laredo, Mexico facility to provide that disbursements from its foreign exchange account may only be made to other Company operating accounts.

      On July 22, 2005, the Company completed its merger with the aftermarket business of Modine Manufacturing Company. This acquired business contained over
150 facilities located in North America, Central America and Europe and involved the addition of 1,400 employees. As part of the post-closing integration of the merged entity, the Company is engaged in a process of refining and harmonizing the internal controls and processes of the acquired business with those of the
Company's historical operations in addition to closing and consolidating facilities. This process was ongoing during the six months ended June 30, 2006, and the Company believes that it will be completed by the end of 2006.

      During 2005, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. As the Company is not
classified as an accelerated filer as of June 30, 2006, it will not have to be compliant with Section 404 requirements until the end of 2007. While activities to date involve reviewing the Company's documentation of control procedures being followed and improving or strengthening these controls where necessary, the Company plans to continue with documentation, assessment and improvement of controls.

      Except as provided in the prior paragraphs, there have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

      In addition to the information contained in Part I, Item 3, of this report, you should carefully consider the factors discussed in Part I, Item IA, of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect out business, financial condition or results of operations.

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

      The seven directors whose terms of office did not expire in 2006 continue to serve as Directors until their applicable expiration date. They are:

      Barry R. Banducci
      Philip Wm. Colburn
      Charles E. Johnson
      Vincent L. Martin
      James R. Rulseh
      F. Alan Smith
      Michael T. Yonker

      A vote was taken on the proposal to ratify the appointment of BDO Seidman,
LLP as Proliance's independent registered public accounting firm for the year ending December 31, 2006. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

              For        Against    Abstain    Broker Non-Vote
          ------------  ---------  ---------  -----------------
           14,011,948    24,160     18,953            0

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

                          PROLIANCE INTERNATIONAL, INC.
                          (Registrant)

Date: August 14, 2006     By: /s/ Charles E. Johnson
                              --------------------------------------------------
                              Charles E. Johnson
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date: August 14, 2006     By: /s/ Richard A. Wisot
                              --------------------------------------------------
                              Richard A. Wisot
                              Vice President, Treasurer, Secretary, and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)

