Form 10-Q
period 2006-09-30
PROLIANCE INTERNATIONAL, INC.
filed 2006-11-14
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     The number of shares of common stock, $.01 par value, outstanding as of
November 6, 2006 was 15,458,417.

Exhibit Index is on page 30 of this report.

================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements
           Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2006 and 2005         3
           Condensed Consolidated Balance Sheets at September 30, 2006
              and December 31, 2005                                           4
           Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2006 and 2005                   5
           Notes to Condensed Consolidated Financial Statements               6
   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      17
   Item 3. Quantitative and Qualitative Disclosures About Market Risk        28
   Item 4. Controls and Procedures                                           28

PART II. OTHER INFORMATION
   Item 1A. Risk Factors                                                     30
   Item 6.  Exhibits                                                         30
   Signatures                                                                31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
(Unaudited)                                                -------------------   -------------------
(in thousands, except per share amounts)                     2006       2005       2006       2005
                                                           --------   --------   --------   --------

Net sales                                                  $120,734   $101,953   $324,180   $209,223
Cost of sales                                                90,327     86,893    243,789    173,771
                                                           --------   --------   --------   --------
Gross margin                                                 30,407     15,060     80,391     35,452
Selling, general and administrative expenses                 23,923     21,043     71,231     42,496
Restructuring charges                                           837      1,507      1,491      2,874
                                                           --------   --------   --------   --------
Operating income (loss) from continuing operations            5,647     (7,490)     7,669     (9,918)
Interest expense                                              3,634      2,171      8,578      5,520
                                                           --------   --------   --------   --------
Income (loss) from continuing operations before taxes         2,013     (9,661)      (909)   (15,438)
Income tax provision (benefit)                                  754        208      1,849     (1,206)
                                                           --------   --------   --------   --------
Income (loss) from continuing operations                      1,259     (9,869)    (2,758)   (14,232)
Income from discontinued operation, net of income tax of
   $506 for 2005                                                 --         --         --        848
Gain on sale of discontinued operation, net of income
   tax of $2,331 for 2005                                        --         --         --      3,899
Extraordinary income - negative goodwill                         --     13,207         --     13,207
                                                           --------   --------   --------   --------
Net income (loss)                                          $  1,259   $  3,338   $ (2,758)  $  3,722
                                                           ========   ========   ========   ========
Basic income (loss) per common share:
   From continuing operations                              $   0.08   $  (0.75)  $  (0.18)  $  (1.55)
   From discontinued operation                                   --         --         --       0.09
   From gain on sale of discontinued operation                   --         --         --       0.42
   From extraordinary income - negative goodwill                 --       1.00         --       1.44
                                                           --------   --------   --------   --------
   Net income (loss)                                       $   0.08   $   0.25   $  (0.18)  $   0.40
                                                           ========   ========   ========   ========
Diluted income (loss) per common share:
   From continuing operations                              $   0.08   $  (0.75)  $  (0.18)  $  (1.55)
   From discontinued operation                                   --         --         --       0.09
   From gain on sale of discontinued operation                   --         --         --       0.42
   From extraordinary income - negative goodwill                 --       1.00         --       1.44
                                                           --------   --------   --------   --------
   Net income (loss)                                       $   0.08   $   0.25   $  (0.18)  $   0.40
                                                           ========   ========   ========   ========
Weighted average common shares - basic                       15,256     13,241     15,256      9,189
                                                           ========   ========   ========   ========
                               - diluted                     15,803     13,241     15,256      9,189
                                                           ========   ========   ========   ========

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,   December 31,
                                     ASSETS                               2006            2005
                                                                     -------------   ------------
(in thousands, except share data)                                     (unaudited)

Current assets:
   Cash and cash equivalents                                            $  6,231       $  4,566
   Accounts receivable (less allowances of $4,905 and $5,391)             74,207         58,296
   Inventories:
      Raw material and component parts                                    24,679         21,813
      Work in process                                                      3,371          4,070
      Finished goods                                                     108,988         95,167
                                                                        --------       --------
         Total inventories                                               137,038        121,050
                                                                        --------       --------
   Other current assets                                                    4,670          4,955
                                                                        --------       --------
Total current assets                                                     222,146        188,867
                                                                        --------       --------
Property, plant and equipment                                             42,907         42,037
Accumulated depreciation and amortization                                (22,717)       (21,704)
                                                                        --------       --------
   Net property, plant and equipment                                      20,190         20,333
                                                                        --------       --------
Other assets                                                               8,814          8,139
                                                                        --------       --------
Total assets                                                            $251,150       $217,339
                                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving credit facility and current portion of long-term debt      $ 60,894       $ 39,705
   Accounts payable                                                       64,235         50,956
   Accrued liabilities                                                    29,785         29,702
                                                                        --------       --------
Total current liabilities                                                154,914        120,363
                                                                        --------       --------
Long-term liabilities:
   Long-term debt                                                          1,626          2,228
   Other long-term liabilities                                             7,811          7,499
                                                                        --------       --------
Total long-term liabilities                                                9,437          9,727
                                                                        --------       --------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock, $.01 par value:  Authorized 2,500,000 shares;
      issued and outstanding as follows:
      Series A junior participating preferred stock, $.01 par
         value:  Authorized 200,000 shares; issued and
         outstanding -- none at September 30, 2006 and
         December 31, 2005                                                    --             --
      Series B convertible preferred stock,  $.01 par value:
         Authorized 30,000 shares; issued and outstanding; --
         12,781 shares at September 30, 2006 and December
         31, 2005 (liquidation preference $1,278)                             --             --
   Common Stock, $.01 par value:  Authorized 47,500,000 shares;
      15,500,353 shares  issued at September 30, 2006; 15,297,769 shares issued at December 31, 2005; 15,458,417 shares
      outstanding at September 30, 2006; 15,255,833 shares
      outstanding at December 31, 2005                                       155            152
   Paid-in capital                                                       105,779        105,642
   Accumulated deficit                                                   (14,654)       (11,848)
   Accumulated other comprehensive loss                                   (4,466)        (6,682)
   Treasury stock, at cost, 41,936 shares at September 30, 2006
      and December 31, 2005                                                  (15)           (15)
                                                                        --------       --------
Total stockholders' equity                                                86,799         87,249
                                                                        --------       --------
Total liabilities and stockholders' equity                              $251,150       $217,339
                                                                        ========       ========

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months
                                                                      Ended September 30,
(Unaudited)                                                           -------------------
(in thousands)                                                          2006       2005
                                                                      --------   --------

Cash flows from operating activities:
   Net (loss) income                                                  $ (2,758)  $  3,722
   Adjustments to reconcile net (loss) income to net cash (used in)
      operating activities of continuing operations:
      Income from discontinued operation                                    --     (1,354)
      Gain on sale of discontinued operation                                --     (6,230)
      Depreciation and amortization                                      3,717      3,411
      Deferred income taxes                                                --       1,376
      Provision for uncollectible accounts receivable                    1,872      1,254
      Non-cash restructuring charges                                       189      2,517
      Non-cash stock compensation costs                                    140         --
      Gain on sale of building                                            (207)      (207)
      Extraordinary income - negative goodwill                              --    (13,207)
   Changes in operating assets and liabilities:
      Accounts receivable                                              (17,783)   (13,199)
      Inventories                                                      (15,988)     3,065
      Accounts payable                                                  13,279     10,690
      Accrued expenses                                                   1,359        182
      Other                                                              3,326       (519)
                                                                      --------   --------
Net cash (used in) operating activities of continuing operations       (12,854)    (8,499)
Net cash provided by operating activities of discontinued operation         --        852
                                                                      --------   --------
Net cash (used in) operating activities                                (12,854)    (7,647)
                                                                      --------   --------
Cash flows from investing activities:
   Capital expenditures, net of normal sales and retirements            (3,688)    (5,968)
   Cash expenditures for restructuring costs on Modine Aftermarket
      acquisition balance sheet                                           (980)      (334)
   Cash on Modine Aftermarket acquisition on balance sheet                  --      3,726
   Cash expenditures for merger transaction costs                         (952)    (6,226)
   Proceeds from sale of discontinued operation                             --     17,000
                                                                      --------   --------
Net cash (used in) provided by investing activities                     (5,620)     8,198
                                                                      --------   --------
Cash flows from financing activities:
   Dividends paid                                                          (48)       (64)
   Net borrowings under revolving credit facility                       21,270      5,723
   Repayments of term loan and capital lease obligations                  (683)    (1,061)
   Deferred debt issue costs                                              (136)      (299)
   Proceeds from stock option exercise                                      --         15
                                                                      --------   --------
Net cash provided by financing activities                               20,403      4,314
                                                                      --------   --------
Effect of exchange rate changes on cash                                   (264)        28
                                                                      --------   --------
Increase in cash and cash equivalents                                    1,665      4,893
   Cash and cash equivalents at beginning of period                      4,566        297
                                                                      --------   --------
   Cash and cash equivalents at end of period                         $  6,231   $  5,190
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of results for the full year.

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

                                                      Three Months Ended      Nine Months Ended
(in thousands, except per share amounts)              September 30, 2005     September 30, 2005
                                                      ------------------     ------------------

Net income:
As reported                                                 $3,338                 $3,722
Stock-based compensation costs, net of tax                    (363)                  (491)
                                                            ------                 ------
Pro forma                                                   $2,975                 $3,231
                                                            ======                 ======

Basic and diluted net income per common share:
As reported                                                 $ 0.25                  $0.40
Pro forma                                                   $ 0.22                  $0.35

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

SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost as a charge to operating results over the period during which an employee is required to provide service in exchange for the award, with the offset being additional paid-in capital. In adopting SFAS No. 123(R), the Company was required to recognize the unrecorded compensation expense related to unvested stock options issued prior to January 1, 2006. Results for the nine months ended
September 30, 2006 include $2 thousand of compensation expense and additional paid-in capital relating to these options, which amount was recorded in the first quarter of 2006.

     On March 2, 2006, the Board of Directors granted non-qualified stock options to purchase 140,337 shares of common stock under the Equity Incentive
Plan, which plan was approved by shareholders at the Company's July 22, 2005 annual shareholders' meeting. These awards have a term of ten years and vest to the employee 25% after each of the first four years after the grant date. The options were granted at an exercise price of $5.27, which represents the closing price of the Company's stock on the date of grant. During the nine months ended
September 30, 2006, unvested options to purchase 13,728 shares from the original grants were cancelled. Using the Black-Scholes option pricing model, the Company determined that the fair value per option share granted was $2.90. Assumptions used in the calculation included expected volatility of 52.94%, a risk free interest rate of 4.50% and an expected life of six years. The Company will record $367 thousand of compensation expense over the four year vesting period of the options, subject to adjustment for the fair value of any unvested stock options which are forfeited in the future. Results for the quarter and nine months ended September 30, 2006 include $19 thousand and $53 thousand, respectively, of compensation expense related to these stock option grants.

     An analysis of the stock option activity in the Company's Stock Plan,
Directors Plan and Equity Incentive Plan for the nine months ended September 30,
2006 is as follows:

                                    Number of Options
                                    -----------------
Stock Plan
Outstanding at December 31, 2005         534,359
Canceled                                 (63,333)
                                         -------
Outstanding at September 30, 2006        471,026
                                         =======
Directors Plan
Outstanding at December 31, 2005          36,800
Granted                                       --
Canceled                                      --
                                         -------
Outstanding at September 30, 2006         36,800
                                         =======
Equity Incentive Plan
Outstanding at December 31, 2005          56,400
Granted                                  140,337
Canceled                                 (13,728)
                                         -------
Outstanding at September 30, 2006        183,009
                                         =======

     On March 2, 2006, the Board of Directors also granted 56,138 shares of restricted stock under the Equity Incentive Plan. These shares vest in four equal annual installments on the anniversary date of the grant. During the nine months ended September 30, 2006, 5,492 unvested shares of restricted stock were cancelled. Based on the market price of the common stock on the date of grant,
$5.27 per share, compensation expense of $267 thousand will be recognized over the vesting period of the restricted shares. The offset will be common stock and paid-in capital. This amount will be subject to adjustment for the fair value of any unvested restricted shares which are forfeited in the future. Results for the quarter and nine months ended September 30, 2006 include compensation expense of $16 thousand and $39 thousand, respectively, related to these restricted shares. The restricted stock is treated as issued and outstanding on the date of grant, however it is excluded from the calculation of basic income
(loss) per share until the shares are vested.

     On March 2, 2006, the Board of Directors also granted 168,414 shares of performance restricted stock under the Equity Incentive Plan. These shares vest in four equal annual installments on the anniversary date of the grant, however these shares will be forfeited to the extent certain pre-established net income and cash flow targets for 2006 are not achieved. In the third quarter, management determined that it will not achieve the net income target for 2006, resulting in an adjustment of $40 thousand to compensation expense previously recorded in the first and second quarters of 2006. During the nine months ended
September 30, 2006, 16,476 unvested shares of performance restricted stock were cancelled. Based on the market price of the common stock on the date of grant,
$5.27 per share, compensation expense of $320 thousand will be recognized over the vesting period of the performance restricted shares. The offset will be common stock and paid-in capital. This will be subject to adjustment for the fair value of any unvested performance restricted shares which are forfeited in the future. Results for the nine months ended September 30, 2006 include compensation expense of $47 thousand, related to these performance restricted shares. The performance restricted stock is treated as issued and outstanding on the date of grant, however it is excluded from the calculation of basic income
(loss) per share until the shares are vested.

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
The Modine Aftermarket year end was March 31. The unaudited pro forma financial information uses data corresponding to Proliance's reporting period. This unaudited pro forma information does not represent what would have occurred if the transaction had taken place on January 1, 2005 and does not reflect our future consolidated results of operations or financial position. The unaudited pro forma combined financial information also does not include any adjustments to reflect restructuring costs incurred in order to combine the operations of
Proliance and the Modine Aftermarket business or the benefits from these synergy actions. These restructuring costs result from actions taken with respect to both Proliance and Modine Aftermarket business operations, facilities and associates. The charges were recorded based upon the nature and timing of these integration actions. Pro forma unaudited results are as follows:

                                          Three Months Ended   Nine Months Ended
(in thousands, except per share amounts)  September 30, 2005  September 30, 2005
                                          ------------------  ------------------
Net sales                                      $124,604            $333,001
Net income                                     $  3,481            $  1,095
Net income per share - basic and diluted       $   0.26            $   0.12

NOTE 4 - AMENDMENT TO LOAN AND SECURITY AGREEMENT

     On March 31, 2006, the Company amended its Loan and Security Agreement (the
"Credit Facility") with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New England) (the "Lender"),
pursuant to a Fourteenth Amendment to Loan and Security Agreement ("the Loan
Agreement"). The amended Credit Facility changed financial covenants for (i)
minimum earnings before interest, taxes, depreciation and amortization
("EBITDA") (tested quarterly commencing December 31, 2005 and not required if
Excess Availability, as defined in the agreement, equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date) such that minimum EBITDA required during the twelve month periods ending on March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006,
March 31, 2007 and June 30, 2007 is reduced, and (ii) minimum Excess
Availability ($3.0 million from March 31, 2006 through May 31, 2006 and $5.0 million from June 1, 2006 through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the maximum credit under the amended Credit Facility of $80.0 million or the Revolving Loan Ceiling, as defined in the agreement. In addition, a Fixed Charge Coverage Ratio financial covenant was added which requires that on December 31, 2007 and on each March
31, June 30, September 30, and December 31 thereafter, in each case for the twelve months ended, a Fixed Charge Coverage Ratio, as defined in the Credit
Facility, will be not less than 1.00 to 1.00. Compliance with the Fixed Charge
Coverage Ratio covenant will not be required on any test date if Excess
Availability equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date. The Company was in compliance with the EBITDA covenant contained in the Fifteenth Amendment to the Loan Agreement, which is described in Note 12 attached hereto, as well as all other covenants contained in the Loan Agreement as of September 30, 2006.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) and its components are as follows:

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                 ------------------   -----------------
(in thousands)                      2006     2005        2006     2005
                                   ------   ------     -------   ------
Net income (loss)                  $1,259   $3,338     $(2,758)  $3,722
Minimum pension liability              --       --          --       --
Foreign currency translation          476      692       2,216      692
                                   ------   ------     -------   ------
   Comprehensive income (loss)     $1,735   $4,030     $  (542)  $4,414
                                   ======   ======     =======   ======

NOTE 6 - RESTRUCTURING CHARGES

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

     In August 2006, the Company announced that it would be relocating a portion of the air conditioning parts manufacturing operation located in Arlington,
Texas to Nuevo Laredo, Mexico. The Company is taking these actions in order to lower its manufacturing costs. Annual savings are expected to exceed the restructuring costs incurred. The relocation and closing activities are expected to be completed by the end of 2006 and will result in the Company incurring approximately $100,000 to $130,000 of restructuring costs. Of these costs, a majority will be associated with relocating inventory and fixed assets. All of the aforementioned costs will result in future cash expenditures.

     In August 2006, the Company also announced that it would reduce the salaried and hourly workforce at its MexPar manufacturing facility in Mexico
City, Mexico. The workforce reduction is associated with the Company's conversion of radiator production from copper/brass construction to aluminum construction in order to lower product costs. Some of the aluminum construction product will be produced at the Company's Nuevo Laredo, Mexico facility and some will be purchased. The workforce reductions commenced in the third quarter and will be completed by the end of 2006. This will result in the Company incurring approximately $600,000 to $700,000 of one-time personnel related termination expenses associated with the elimination of approximately 100 positions. All of the aforementioned costs will result in cash expenditures.

     In order to better align its go-to-market distribution strategy with customer needs, on September 22, 2006, the Company announced that it would commence the process of realigning its branch structure. This realignment process will include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. These announced actions will result in the Company reducing the number of branch locations from 123 to 101, reflecting the Company's desire to provide a rational and appropriate distribution model in each geographic area where it does business, while balancing distribution cost-to-market with maintaining exceptional customer service. It is anticipated that these and future actions will ultimately improve the Company's market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. The activities related to these locations are expected to be completed by the end of 2006 and will result in the Company incurring approximately $500,000 to $600,000 of

restructuring costs. Of these costs, $200,000 to $300,000 are associated with one-time employee termination costs and the remainder are costs associated with the relocation of inventory and facility dispositions. All of the closing costs will result in future cash expenditures. Annual savings are expected to substantially exceed the costs incurred.

     The remaining restructuring reserve at September 30, 2006 was classified in other accrued liabilities. A summary of the restructuring charges and payments during the first nine months of 2006 is as follows:

                                Workforce     Facility       Asset
(in thousands)                   Related   Consolidation  Write-down    Total
                                ---------  -------------  ----------   -------
Balance at December 31, 2005     $   283      $ 1,671       $  --      $ 1,954
Charge to operations                 993          309         189        1,491
Cash payments                     (1,143)      (1,126)         --       (2,269)
Non-cash write-off                    --           --        (189)        (189)
                                 -------      -------       -----      -------
Balance at September 30, 2006    $   133      $   854       $  --      $   987
                                 =======      =======       =====      =======

     Workforce-related costs accrued at September 30, 2006, will be paid through the first half of 2007. The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs related to the acquired Modine facilities, which are expected to be paid primarily by the end of 2006.

NOTE 7 - INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,            September 30,
                                                                ------------------       ------------------
(in thousands, except per share data)                             2006      2005           2006      2005
                                                                -------   --------       -------   --------

Numerator:
Income (loss) from continuing operations                        $ 1,259   $(9,869)       $(2,758)  $(14,232)
Deduct preferred stock dividend                                     (16)      (16)           (48)       (48)
                                                                -------   -------        -------   --------
Income (loss) from continuing operations                        $ 1,243   $(9,885)       $(2,806)  $(14,280)
   available (attributable) to common stockholders
Income from discontinued operation, net of tax                       --        --             --        848
Gain on sale of discontinued operation, net of tax                   --        --             --      3,899
Extraordinary income - negative goodwill                             --    13,207             --     13,207
                                                                -------   -------        -------   --------
Net income (loss) available (attributable) to common
   stockholders - basic                                           1,243     3,322         (2,806)     3,674
Add back preferred stock dividend                                    16        --             --         --
                                                                -------   -------        -------   --------
Net income (loss) available (attributable) to common
   stockholders - diluted                                       $ 1,259   $ 3,322        $(2,806)  $  3,674
                                                                =======   =======        =======   ========
Denominator:
Weighted average common shares                                   15,458    13,241         15,413      9,189
Deduct - unvested restricted and performance
   restricted shares                                               (202)       --           (157)        --
                                                                -------   -------        -------   --------
Adjusted weighted average common shares - basic                  15,256    13,241         15,256      9,189
Unvested restricted and performance restricted shares                71        --             --         --
Dilutive effect of stock options                                    202        --             --         --
Dilutive effect of Series B preferred stock                         274        --             --         --
                                                                -------   -------        -------   --------
Adjusted weighted average common shares -diluted                 15,803    13,241         15,256      9,189
                                                                =======   =======        =======   ========
Basic income (loss) per common share:
   From continuing operations                                   $  0.08   $ (0.75)       $ (0.18)  $  (1.55)
   From discontinued operation                                       --        --             --       0.09
   From gain on sale of discontinued operation                       --        --             --       0.42
   From extraordinary income - negative goodwill                     --      1.00             --       1.44
                                                                =======   =======        =======   ========
   Net income (loss)                                            $  0.08   $  0.25        $ (0.18)  $   0.40
                                                                =======   =======        =======   ========
Diluted income (loss) per common share:
   From continuing operations                                   $  0.08   $ (0.75)       $ (0.18)  $  (1.55)
   From discontinued operation                                       --        --             --       0.09
   From gain on sale of discontinued operation                       --        --             --       0.42
   From extraordinary income - negative goodwill                     --      1.00             --       1.44
                                                                -------   -------        -------   --------
   Net income (loss)                                            $  0.08   $  0.25        $ (0.18)  $   0.40
                                                                =======   =======        =======   ========

     The adjusted weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the nine months ended
September 30, 2006 and the three and nine months ended September 30, 2005 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss from continuing operations per share.

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

     The table below sets forth information about the reported segments.

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                                ---------------------       ---------------------
(in thousands)                                                     2006        2005            2006        2005
                                                                ---------   ---------       ---------   ---------

Net sales:
      Domestic                                                  $  92,890   $  91,355       $ 253,470   $ 198,625
      International                                                27,844      10,598          70,710      10,598
Intersegment sales:
      Domestic                                                      1,081          --           3,482          --
      International                                                 7,884          --          21,519          --
      Elimination of intersegment sales                            (8,965)         --         (25,001)         --
                                                                ---------   ---------       ---------   ---------
   Total net sales                                              $ 120,734   $ 101,953       $ 324,180   $ 209,223
                                                                =========   =========       =========   =========
Operating income (loss) from continuing operations:
Domestic                                                        $   6,418   $  (3,279)      $  12,506   $     368
Restructuring charges                                                (263)     (1,414)           (849)     (2,781)
                                                                ---------   ---------       ---------   ---------
   Domestic total                                                   6,155      (4,693)         11,657      (2,413)
                                                                ---------   ---------       ---------   ---------
International                                                       2,229         420           4,341         420
Restructuring charges                                                (574)        (93)           (642)        (93)
                                                                ---------   ---------       ---------   ---------
   International total                                              1,655         327           3,699         327
                                                                ---------   ---------       ---------   ---------
Corporate expenses                                                 (2,163)     (3,124)         (7,687)     (7,832)
                                                                ---------   ---------       ---------   ---------
   Total operating income (loss) from continuing
      operations                                                $   5,647   $  (7,490)      $   7,669   $  (9,918)
                                                                =========   =========       =========   =========

     An analysis of total net sales by product line is as follows:

                                                           Three Months Ended       Nine Months Ended
                                                              September 30,             September 30,
                                                          -------------------       -------------------
(in thousands)                                              2006       2005           2006       2005
                                                          --------   --------       --------   --------

Automotive and light truck heat exchange                  $ 74,057   $ 64,163       $200,663   $137,301
Automotive and light truck air conditioning                 23,770     21,934         58,733     37,772
Heavy duty heat exchange                                    22,907     15,856         64,784     34,150
                                                          --------   --------       --------   --------
   Total net sales                                        $120,734   $101,953       $324,180   $209,223
                                                          ========   ========       ========   ========

NOTE 9 - RETIREMENT AND POST-RETIREMENT PLANS

     The components of net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                             Three Months Ended September 30,
                                        ---------------------------------------
                                        Retirement Plans   Postretirement Plans
                                        ----------------   --------------------
(in thousands)                             2006    2005         2006   2005
                                          -----   -----         ----   ----
Service cost                              $ 307   $ 289          $ 1    $ 1
Interest cost                               596     484           10     10
Expected return on plan assets             (625)   (552)         ---    ---
Amortization of net loss                    189     111            1      1
                                          -----   -----          ---    ---
   Net periodic benefit cost                467     332           12     12
Allocated to discontinued operation          --      --           --     --
                                          -----   -----          ---    ---
   Allocated to continuing operations     $ 467   $ 332          $12    $12
                                          =====   =====          ===    ===

                                             Nine Months Ended September 30,
                                        ----------------------------------------
                                         Retirement Plans   Postretirement Plans
                                        -----------------   --------------------
(in thousands)                            2006      2005         2006   2005
                                        -------   -------        ----   ----
Service cost                            $   860   $   672         $ 2    $ 2
Interest cost                             1,677     1,432          30     30
Expected return on plan assets           (1,750)   (1,707)        ---    ---
Amortization of net loss                    526       351           4      4
                                        -------   -------         ---    ---
   Net periodic benefit cost              1,313       748          36     36
Allocated to discontinued operation          --        66          --     --
                                        -------   -------         ---    ---
   Allocated to continuing operations   $ 1,313   $   682         $36    $36
                                        =======   =======         ===    ===

As a result of the merger with Modine Aftermarket in July 2005, the Company participates in foreign multi-employer pension plans. For the three and nine months ended September 30, 2006, pension expense for these plans was $268 thousand and $753 thousand, respectively. For the three and nine months ended
September 30, 2005, pension expense for these plans was $88 thousand.

Pension contributions to domestic retirement plans in 2006 are currently estimated to be $2.6 million.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows:

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                                -----------------
(in thousands)                                                                    2006      2005
                                                                                 ------   -------

Non-cash investing and financing activity:
      Entered into capital lease obligation                                      $   --   $ 1,673
                                                                                 ======   =======
      Common stock issued for net assets of Modine Aftermarket Business          $   --   $50,667
                                                                                 ======   =======
      Accrued expense for unpaid merger transaction costs                        $   --   $ 1,052
                                                                                 ======   =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                   $7,761   $ 4,823
                                                                                 ======   =======
      Income taxes                                                               $1,028   $   722
                                                                                 ======   =======

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

     In September 2006, the Financial Accounting Standards Board issued FASB
Statement 158 ("FAS 158") "Employers' Accounting for Defined Benefit Pension and
other Postretirement Plans." FAS 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders' equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Company will adopt the balance sheet provisions of FAS 158, as required, at December 31, 2006. Because the actuarial valuation of the retirement plan obligations at year end has not yet been completed, and because the fair value of retirement plan assets is subject to change based on market fluctuations through December 31, the Company is not yet able to estimate the impact of FAS 158 on its balance sheet.

     Also, in September 2006, the Securities and Exchange Commission issued
Staff Accounting Bulletin ("SAB") 108 concerning the Quantification of
Misstatements in Financial Statements. This will be effective for years ending after November 15, 2006 and requires registrants to perform both of the two acceptable approaches in quantifying misstatements. The "rollover" approach focuses on the amount by which the current year income statement is misstated
while the "iron curtain" approach focuses on the misstatement of the balance sheet. Previously, a registrant could use one or the other approach to determine whether a misstatement had a material impact. The Company is currently evaluating what impact, if any, this will have on our reported results.

NOTE 12 - SUBSEQUENT EVENTS

     On October 23, 2006, the Company amended its Loan and Security Agreement
(the "Credit Facility") with Wachovia Capital Finance Corporation (New England)
formerly known as Congress Financial Corporation (New England) (the "Lender"),
pursuant to the Fifteenth Amendment to the Loan and Security Agreement (the
"Amendment"). The Amendment, which is effective as of September 30, 2006, revises certain financial covenants such that the (i) minimum EBITDA (which is tested quarterly) required during the twelve-month period ended on September 30,
2006 is reduced from $4.0 million to $750,000 (compliance with the covenant is not required if Excess Availability exceeds $15.0 million at all times during the three-month period immediately preceding such test date), and (ii) the requirement of $5.0 million minimum Excess Availability is extended until
Lender's receipt of the Company's December 31, 2006 audited financial statements. In addition, the Inventory Loan Limit was reduced from $55.0 million to $49.0 million in October 2006, $46.0 million in November 2006, $43.0 million in December 2006 and $40.0 million thereafter.

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
The merger with the aftermarket business of Modine was completed on July 22,
2005. The merger transaction is expected to increase the Company's 2006 consolidated annual sales to over $400 million and adds manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. In
addition, the Company is now focused predominantly on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in
North and Central America and Europe. As a result of this transaction, the
Company has a stronger balance sheet and is better positioned to face the market challenges of the future. In conjunction with the merger, the Company's name was changed from Transpro, Inc. to Proliance International, Inc. The Company also announced that, in conjunction with the merger, it was undertaking a restructuring program, which was expected to total $10 million to $14 million of restructuring costs over the 12 to 18 months following the merger and would generate savings in excess of $30 million on an annualized basis, when completed. The Company has acted to accelerate as many restructuring activities as possible into a shorter time frame and has worked to add additional actions to help offset unfavorable market conditions. At this time, the Company anticipates that the full year 2007 cumulative cost savings impact will be $45 million to $48 million. Of this, approximately $3 million of savings was realized in 2005, an additional $40 million is anticipated to be realized in
2006 and the balance is anticipated to be achieved in 2007. These savings have been partially offset by rising commodity costs and continued competitive price pressure.

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

OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 2006 VERSUS QUARTER ENDED SEPTEMBER 30, 2005

     Net sales from continuing operations for the third quarter of 2006 of
$120.7 million were $18.8 million or 18.4% above the third quarter of 2005. The
2006 third quarter results included $42.8 million of sales by businesses acquired from Modine and $77.9 million of sales by historical Proliance business units. In the third quarter of 2005, net sales included $34.6 million of sales by business acquired from Modine and $67.4 million of sales by historical
Proliance business units. The sales by businesses acquired from Modine reflects management's estimate due to the branch location, product and customer consolidation actions, which have occurred since the date of the acquisition.
The 2006 third quarter results include sales by businesses acquired from Modine for the entire quarter, while last year's results include them only from the date of acquisition, July 22, 2005. In addition, the 2005 results were impacted because the Company reports the European business acquired from Modine on a one-month lag. Domestic segment sales in the third quarter of 2006 were $92.9 million compared to $91.4 million in the 2005 third quarter. Heat exchange product unit volume was stronger than the third quarter last year despite the fact that the domestic marketplace in the third quarter of 2006 has been impacted by high fuel costs, which appear to have negatively impacted consumer driving activity which in turn impacted overall product demand. In addition, the
Company continues to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. Despite this pressure, the
Company has been taking pricing actions, to the extent that the markets allow, in an effort to offset rising commodity costs. The Domestic marketplace is also experiencing a change in that more sales are being directed towards wholesale customers. As a result of this shift in customer mix, the Company experiences lower sales through its branch locations, which translate into lower average selling prices for its domestic heat exchange products. Milder than normal weather, at the beginning of the quarter, led to a shorter than typical summer air conditioning parts selling season. Air conditioning unit volume has also been adversely influenced by the impacts of high fuel costs and local competition. Domestic heavy duty product sales benefited from the impact of new product introductions, along with an ability to pass along to customers a portion of the impact of rising commodity costs. International segment sales in the third quarter of 2006 were $27.8 million compared to $10.6 million in the third quarter of 2005. This increase reflects sales generated from the businesses in Europe, Mexico and Central America, which were acquired in the
Modine Aftermarket merger, for the entire quarter. International segment sales benefited from new product introductions, pricing actions to offset rising commodity costs and a stronger marketplace in most countries served. Worldwide heat exchange sales were $74.0 million for the three months

ended September 30, 2006 compared to $64.2 million in the same period of 2005.
Worldwide air conditioning sales of $23.8 million in the third quarter of 2006 compared to $21.9 million in the third quarter a year ago. Worldwide heavy duty sales were $22.9 million in the third quarter of 2006 compared to $15.9 million in the third quarter of 2005. These sales increases reflect the impact of the
Modine Aftermarket merger and the Domestic segment market conditions discussed above.

     Gross margin from continuing operations, as a percentage of net sales, was
25.2% during the third quarter of 2006 versus 14.8% in the third quarter of
2005. The improvement reflects lower product costs due to the benefits of purchasing and manufacturing cost savings initiatives executed by the Company during 2005 in conjunction with the Modine Aftermarket merger. The Company continues to experience rising commodity prices and competitive pricing pressure, which have offset some of the cost savings benefits. Copper costs have almost doubled since a year ago, and the cost of aluminum has increased almost
40% in the same period. The Company has initiated actions to offset the impacts of these rising costs. These actions include customer pricing actions wherever possible, a shift in product construction from copper/brass to aluminum along with other cost reduction initiatives. Margins in the third quarter of 2006 were adversely impacted by the swing in customer mix of sales, away from the branch locations and to our wholesale customer base, which generate a lower gross margin as a percentage of sales. In the third quarter of 2005 gross margin was lowered by a $1.1 million write-off of a portion of the fair market value adjustment of inventory, which was recorded as part of the purchase accounting entry, with respect to the Modine Aftermarket merger. Third quarter 2005 gross margin was also reduced by $0.5 million as a result of restructuring costs associated with the write down of inventory to net realizable value, by $2.6 million due to unabsorbed overhead due to production cutbacks at our Nuevo
Laredo facility and by $0.9 million of higher cost inventory acquired in the merger. Gross margins in the fourth quarter of 2006 will continue to be pressured by competitive pricing pressures and the change in customer mix which impacted the third quarter. Commodity costs running through cost of sales in the fourth quarter of 2006 will be at their highest level for the year. In addition, production cutbacks being made at manufacturing facilities during the fourth quarter of 2006, in order to lower inventory levels by year end, will result in the period costing of unabsorbed overhead variances.

     Selling, general and administrative expenses decreased as a percentage of net sales to 19.8% in the third quarter of 2006 from 20.6% in the third quarter of 2005. This reduction reflects the impact of cost reduction activities implemented after the Modine Aftermarket merger, which included a reduction in the number of branch locations. During the third quarter of 2006, costs attributable to the Sarbanes-Oxley compliance activities were $0.2 million similar to the amount recorded in the third quarter last year. During the third quarter of 2005, the Company incurred $1.1 million of costs associated with the integration of IT, communications and financial information as a result of the
Modine Aftermarket merger as well as costs associated with the Company's name change from Transpro, Inc. to Proliance International, Inc. Expense levels during the third quarter of 2005 were lowered by a $0.5 million gain recorded during the quarter due to the sale of surplus machinery and equipment acquired in the merger. These assets had been written down to a zero net book value in the purchase accounting entry. The remainder of the $2.9 million increase in selling, general and administrative expenses over the third quarter of 2005 is primarily attributable to a full quarter of operations of the Modine Aftermarket businesses in 2006.

     During the third quarter of 2006, the Company reported $0.8 million of restructuring costs primarily associated with the relocation of a portion of the air conditioning parts manufacturing operation located in Arlington, Texas to
Nuevo Laredo, Mexico, workforce reductions at our MexPar manufacturing facility in Mexico City, Mexico associated with the conversion of radiator production from copper/brass construction to

aluminum and changes in our go-to-market distribution strategy which has resulted in our decision to reduce the number of branch locations. These costs were attributable to one time workforce related costs and facility consolidation costs. The activities were originally expected to generate $30 million in annualized savings, when completed; however, the Company now expects that these savings will be between $45 million and $48 million on an annualized basis when completed. Restructuring costs in the third quarter of 2005 of $1.5 million were associated with the closure of the Company's aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico, which was announced in the second quarter of 2005. In addition, the Company incurred costs associated with activities impacting existing Proliance facilities, which were part of the restructuring program announced at the time of the merger. These included costs associated with the closure of branch and plant locations and their consolidation into existing Modine aftermarket facilities, the closure of the
Company's New Haven tube mill and the relocation of copper/brass radiator production from the Company's Nuevo Laredo manufacturing facility to the Mexico
City facility. Restructuring costs are associated with the movement of inventory and fixed assets, one-time personnel-related costs and the write down of fixed assets, with no future use, to net realizable value.

     Interest expense in the third quarter of 2006 was $3.6 million, $1.5 million above last year's levels due to the impact of higher discounting charges from the Company's participation in customer-sponsored vendor payment programs along with higher average interest rates and average debt levels. Discounting expense was $2.0 million in the third quarter of 2006, compared to $1.1 million in the same period last year, reflecting higher levels of customer receivables being collected utilizing these programs and rising discount rates, which fluctuate in conjunction with the prime interest rate. Average interest rates on the Company's revolving credit, and term loan borrowings were 7.8% in the third quarter of 2006, compared to 6.0% in the same period last year. Average debt levels were $61.6 million in 2006, compared to $52.9 million last year.
Year-over-year interest expense levels in the fourth quarter will continue to be higher as a result of increases in interest rates and average debt levels while discounting expense will be higher due to the increased level of activity using the customer-sponsored vendor payment programs.

     In the third quarter of 2006 and 2005, the effective tax rate included only a foreign provision, as the reversal of the Company's deferred tax valuation allowances offset a majority of the state and any federal income tax provisions.

     The net income from continuing operations for the third quarter of 2006 was
$1.3 million, or $0.08 per basic and diluted share, compared to a net loss of
$9.9 million, or $0.75 per basic and diluted share for the third quarter of
2005.

     As a result of the merger with Modine Aftermarket on July 22, 2005, there was an excess of net assets acquired ($92.8 million) over total consideration paid ($59.3 million). This excess was first utilized to write down to zero the acquired fixed and intangible assets ($20.3 million) while the remaining $13.2 million was recorded as negative goodwill and the write off was included as extraordinary income in the determination of net income in the attached
Statements of Operations. The earnings per share impact of the negative goodwill write-off was $1.00 per basic and diluted share for the third quarter of 2005.

     Net income for the three months ended September 30, 2006 was $1.3 million or $0.08 per basic and diluted share, compared to a net income of $3.3 million, or $0.25 per basic and diluted share for the same period a year ago.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS SEPTEMBER 30, 2005

     For the nine months ended September 30, 2006, net sales from continuing operations of $324.2 million were $115.0 million or 54.9% above the same period of the prior year. Included in the 2006 sales were $117.4 million from the businesses added by the Modine Aftermarket merger and $206.8 million from historical Proliance operations. Sales for the first nine months of 2005 included $34.6 million from the businesses added by the Modine Aftermarket merger and $174.6 million from historical Proliance operations. The sales by businesses acquired from Modine reflects management's estimate due to the branch location, product and customer consolidation actions which have occurred since the date of the acquisition. Domestic segment sales were $253.5 million for the first nine months of 2006 compared to $198.6 million in the first nine months of
2005. Domestic heat exchange sales reflected higher than normal pre-season customer orders in the first quarter of 2006, a shift of customer sales towards the major retailers, continuing competitive pricing pressures and changing market conditions brought on by rising fuel costs. While domestic air conditioning sales benefited from higher pre-season orders from several of our major customers during the first quarter of 2006, this was offset by a shorter than normal summer selling season due to milder weather conditions. Domestic heavy duty product sales improved due to new product introductions, an increase in unit volume caused by the positive effects of strong freight cartage on the marketplaces served by this business along with an ability to pass along to customers a portion of the impact of rising commodity costs. International segment sales for the first nine months of 2006 were $70.7 million compared to
$10.6 million for the first nine months of 2005 reflecting sales generated from the businesses in Europe, Mexico and Central America which were acquired in the
Modine Aftermarket merger. International segment sales benefitted from new product introductions, pricing actions to offset rising commodity costs and a stronger marketplace in most countries served. Worldwide heat exchange sales for the first nine months of 2006 were $200.7 million compared to $137.3 million in the first nine months of 2005. Worldwide air conditioning sales were $58.7 million in the first nine months of 2006 compared to $37.8 million in the same period of 2005 and worldwide heavy duty product sales were $64.8 million in the first nine months of 2006 compared to $34.1 million in the same period a year ago. These sales increases reflect the impact of the Modine Aftermarket merger and the Domestic segment market conditions discussed above.

     Gross margins, as a percentage of net sales, for the first nine months of
2006 were 24.8% compared with 16.9% a year ago. The improvement reflects lower product costs due to the benefits of purchasing and manufacturing cost savings initiatives executed by the Company during 2005 in conjunction with the Modine
Aftermarket merger. In addition, margin benefited from the incremental level of branch sales, added as a result of the Modine Aftermarket merger, which are at higher margins, but were offset by higher levels of branch operating expenses.
The Company also continues to experience the impact of rising commodity prices, and competitive pricing pressure, which have offset some of the synergy benefits from the Modine Aftermarket merger. During the fourth quarter of 2006, the
Company will experience its highest copper and aluminum costs, as product purchased at current commodity rates works its way through inventory. In order to offset increases, the Company has begun initiating a number of action plans which include customer pricing changes wherever possible, a shift in product construction from copper/brass to aluminum along with other cost reduction initiatives. While the impact of any cost reduction actions will not begin to be reflected in the income statement until later in the year due to the turnover of inventory and the timing of pricing initiatives, the majority will not be reflected in operating results until 2007. Margins for the first nine months of 2005 were adversely impacted by unabsorbed overhead generated by production cutbacks initiated in the third quarter of 2005 at our facility in Nuevo Laredo,
Mexico in order to reduce inventory levels, ongoing pricing pressure impacting the domestic heat exchange product lines, continued rising commodity costs, the higher cost of inventory acquired in the merger and the write-off of $1.1 million of the purchase accounting adjustment to reflect acquisition inventory at fair market value. In addition, margins were lowered by $0.5 million of restructuring costs which occurred in the third quarter of 2005.

     Selling, general and administrative expenses for the first nine months of
2006 increased to 22.0% of sales versus 20.3% of sales a year ago. The increase primarily reflects the addition of the Modine Aftermarket branch outlets, which represent a higher percentage of sales than the Company's pre-merger historical levels. In addition, the Company is experiencing higher freight costs caused by the rising price of fuel, and approximately $0.3 million of integration costs primarily associated with conversion of U.S. computer systems which efforts were essentially completed in the second quarter of 2006. During the first nine months of 2006, costs attributable to the Sarbanes-Oxley compliance activities were $0.8 million, approximately equal to the same period last year. Expense levels in the first nine months of 2006 benefited from cost reduction actions implemented subsequent to the Modine Aftermarket merger. The remainder of the
$28.7 million increase in selling, general and administrative expenses over the first nine months of last year is attributable to the higher sales levels generated by the Modine Aftermarket merger. During the first nine months of 2005 expenses included $1.2 million attributable to IT, communication and other costs associated with the integration of two businesses as a result of the merger. In addition, there were costs associated with the Company's name change, increased freight costs reflecting the higher price of gasoline and higher employee health care costs incurred in the first quarter of 2005, offset in part by a $0.5 million gain on the sale of surplus assets acquired in the merger.

     During the first nine months of 2006, the Company reported $1.5 million of restructuring costs. These costs were associated with the completion of the relocation of the Nuevo Laredo copper/brass radiator production to Mexico City, the relocation of a portion of the air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo Laredo, Mexico, workforce reductions at our MexPar manufacturing facility in Mexico City, Mexico associated with the conversion of radiator production from copper/brass construction to aluminum and changes in our go-to-market distribution strategy which has resulted in our decision to close some branch locations. These costs were attributable to one-time workforce related costs, facility consolidation costs and the write-down to net realizable value of fixed assets which have no future use. These activities were extensions of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger.
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

     Interest costs for the first nine months of 2006 were $3.1 million above the same period last year, due to higher discounting fees associated with participating in customer sponsored vendor payment programs, higher average interest rates and higher average debt levels. Discounting fees for the first nine months of 2006 were $4.5 million compared to $2.7 million in 2005.
This reflects increased participation in the programs offered by our customers and rising interest rates. Average interest rates on our revolving credit facility were 7.3% in 2006 compared to 5.7% in 2005, while average debt levels were $55.8 million in 2006 vs. $47.5 million in 2005. Interest rates in the fourth quarter of the year will continue to show year over year increases due to a higher prime rate.

     For the first nine months of 2006, the effective tax rate included only a foreign provision, as the reversal of the Company's deferred tax valuation allowances offset a majority of the state and any federal income tax provisions.
The effective tax rate in 2005 reflects the realization of a deferred tax asset established in 2004 and a foreign tax provision. A federal tax benefit on the entire loss from continuing operations was not recorded in 2005 due to the existence of the Company's tax valuation reserve.

     The loss from continuing operations for the first nine months of 2006 was
$2.8 million, or $0.18 per basic and diluted share, compared to a loss of $14.2 million, or $1.55 per basic and diluted share for the first nine months of 2005.

     As a result of the sale of the Heavy Duty OEM business on March 1, 2005, the results of this business are treated as a discontinued operation. For the period prior to the sale in 2005, the discontinued operation reported income after taxes of $0.8 million or $0.09 per basic and diluted share.

     The difference between the $17.0 million selling price and the net book value of the Heavy Duty OEM assets, which were sold less transaction costs, resulted in the recording of a gain on sale after tax of $3.9 million or $0.42 per basic and diluted share in 2005.

     As a result of the merger with Modine Aftermarket on July 22, 2005, there was an excess of net assets acquired ($92.8 million) over total consideration paid ($59.3 million). This excess was first utilized to write down to zero the acquired fixed and intangible assets ($20.3 million) while the remaining $13.2 million was recorded as negative goodwill and the write off was included as extraordinary income in the determination of net income in the attached
Statements of Operations. The earnings per share impact of the negative goodwill write-off was $1.44 per basic and diluted share for the first nine months of
2005.

     Net loss for the nine months ended September 30, 2006 was $2.8 million or
$0.18 per basic and diluted share, compared to a net income of $3.7 million, or
$0.40 per basic and diluted share for the same period a year ago.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2006, cash used in operating activities was
$12.9 million. Continuing operations accounts receivable levels increased by
$17.8 million due to the seasonal nature of the Company's sales cycle which peaks in the second and third quarters of the year. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections, as long as they are cost effective. Accounts receivable levels at the end of 2006 are expected to approximate those at the end of 2005. Inventory levels increased by $16.0 million reflecting rising commodity costs in addition to an inventory build up to support seasonal sales demand. The Company is taking actions in the fourth quarter of

2006 to reduce production at its manufacturing locations and product purchases in order to lower inventory levels by year-end. Inventory levels at the end of
2006 are expected to be lower than those at the end of 2005, despite the impacts of higher commodity costs. Accounts payable levels rose by $13.3 million primarily due to the growth in inventory levels.

     Cash used in operating activities was $7.6 million in the first nine months of 2005. This was comprised of $8.5 million utilized by continuing operations and $0.9 million generated by the discontinued Heavy Duty OEM business prior to its sale. Continuing operations accounts receivable levels increased by $13.2 million from the beginning of the year due to the seasonal increase in receivable balances over year-end levels and increased sales levels. This impact was partially offset as the Company continued to accelerate the collection of customer receivables utilizing cost effective customer-sponsored vendor programs administered by a financial institution and by working directly with other customers. This accelerated collection was done in an effort to offset the continuing trend towards longer customer dating terms by "blue chip" customers.
Inventory levels declined $3.1 million during the first nine months of 2005 reflecting production cutbacks during the third quarter, which more than offset inventory increases experienced during the first six months of 2005. Production cutbacks associated with efforts to better align inventory with changes in customer demand and to reflect the impact of the merged Modine Aftermarket business during the third quarter resulted in a $16.6 million reduction in inventory levels. This represents the difference between inventory levels at
June 30, 2005 plus inventory added by the Modine Aftermarket merger less inventory balances at September 30, 2005. Accounts payable rose by $10.7 million during the first nine months of 2005 as a result of our efforts to balance payables with the ongoing shift in customer receivables mix toward longer payment cycles

     During the first nine months of 2006, the Company had $3.7 million of capital expenditures primarily for cost reduction activities and U.S. computer system upgrades to convert previously used Modine systems. The $6.0 million of capital spending during the first nine months of 2005 was primarily associated with the opening of a new distribution center located in Southaven, Mississippi and cost reduction activities. In addition, the Company entered into a long-term capital lease for the purchase of racking to be used in the distribution center.
The Company expects that total capital expenditures for 2006 will be between
$7.0 million and $9.0 million, which will include expenditures associated with domestic and international computer system upgrades, new product introductions and cost reduction activities.

     During the second quarter of 2006, the Company announced that it had entered into an agreement to purchase the heater core assets of Standard Motor
Products, Inc.'s Four Seasons Division. The transaction has a total estimated net purchase price of $1.5 million to $2.0 million and will close in two phases, the first, which includes the fixed assets, was closed on October 10, 2006 at a purchase price of $1.0 million and the final closing will be no later than early in 2008.

     On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and fund operations.

     Total debt at September 30, 2006 was $62.5 million, compared to $41.9 million at the end of 2005 and $50.4 million at September 30, 2005. At September
30, 2006 the Company had $13.6 million available for future borrowings under its
Loan Agreement.

     On March 31, 2006, the Company amended its Loan and Security Agreement (the
"Credit Facility") with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New England) (the "Lender"),
pursuant to a Fourteenth Amendment to Loan and Security Agreement ("the Loan
Agreement"). The amended Credit Facility changed financial covenants for (i)
minimum earnings before interest, taxes, depreciation and amortization
("EBITDA") (tested quarterly commencing December 31, 2005 and not required if
Excess Availability, as defined in the agreement, equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date) such that minimum EBITDA required during the twelve month periods ending on March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006,
March 31, 2007 and June 30, 2007 is reduced, and (ii) minimum Excess
Availability ($3.0 million from March 31, 2006 through May 31, 2006 and $5.0 million from June 1, 2006 through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the maximum credit under the amended Credit Facility of $80.0 million or the Revolving Loan Ceiling, as defined in the agreement. In addition, a Fixed Charge Coverage Ratio financial covenant was added which requires that on December 31, 2007 and on each March
31, June 30, September 30, and December 31 thereafter, in each case for the 12 months ended, a Fixed Charge Coverage Ratio, as defined in the Credit Facility, will be not less than 1.00 to 1.00. Compliance with the Fixed Charge Coverage
Ratio covenant will not be required on any test date if Excess Availability equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date.

     On October 23, 2006, the Company amended its Credit Facility pursuant to the Fifteenth Amendment to the Loan and Security Agreement (the "Amendment").
The Amendment, which is effective as of September 30, 2006, revises certain financial covenants such that the (i) minimum EBITDA (which is tested quarterly)
required during the twelve-month period ending on September 30, 2006 is reduced from $4.0 million to $750,000 (compliance with the covenant is not required if
Excess Availability exceeds $15.0 million at all times during the three-month period immediately preceding such test date), and (ii) the requirement of $5.0 million minimum Excess Availability is extended until Lender's receipt of the
Company's December 31, 2006 audited financial statements. In addition, the
Inventory Loan Limit was reduced from $55.0 million to $49.0 million in October
2006, $46.0 million in November 2006, $43.0 million in December 2006 and $40.0 million thereafter. The Company was in compliance with the EBITDA covenant contained in the Fifteenth Amendment and all other covenants contained in the
Loan Agreement as of September 30, 2006.

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

     In September 2006, the Financial Accounting Standards Board issued FASB
Statement 158 ("FAS 158") "Employers' Accounting for Defined Benefit Pension and
other Postretirement Plans." FAS 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders' equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Company will adopt the balance sheet provisions of FAS 158, as required, at December 31, 2006. Because the actuarial valuation of the retirement plan obligations at year end has not yet been completed, and because the fair value of retirement plan assets is subject to change based on market fluctuations through December 31, the Company is not yet able to estimate the impact of FAS 158 on its balance sheet.

     Also, in September 2006, the Securities and Exchange Commission issued
Staff Accounting Bulletin ("SAB") 108 concerning the Quantification of
Misstatements in Financial Statements. This will be effective for years ending after November 15, 2006 and requires registrants to perform both of the two acceptable approaches in quantifying misstatements. The "rollover" approach focuses on the amount by which the current year income statement is misstated
while the "iron curtain" approach focuses on the misstatement of the balance sheet. Previously, a registrant could use one or the other approach to determine whether a misstatement had a material impact. The Company is currently evaluating what impact, if any, this will have on our reported results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. Between the month of December 2005 and September
2006, the average monthly commodity market price for copper increased 63% and aluminum increased 11%. These increases are in addition to the 42% copper increase and 16% aluminum increase experienced between January 1, 2005 and
December 31, 2005. The Company has begun to implement action plans to offset these cost increases, including customer pricing actions where possible, conversion of product construction from copper/brass to aluminum and various cost reduction activities. There can be no assurance that the Company will be able to offset these cost increases going forward. There have been no other material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based upon the foregoing, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at that date due to a material weakness, which material weakness was previously reported in the second quarter Form 10-Q, relating to a lack of adequate resources within the accounting and finance department, resulting primarily from the recent merger with Modine Aftermarket Holdings and recent increased operating activity at the
Company. The effect of the lack of resources had resulted in certain reviews of financial information not being performed on a timely basis or at all, leading to adjustments being made after the books and records were closed. The areas most affected by this were revenue recognition and receivable reserves. A material weakness is a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the Company's internal control structure. To correct this material weakness, during the third quarter of 2006 the Company filled several new staff positions, centralized the accounting for U.S. operations financial results and made other process improvements. However, many of these actions were not fully implemented until late in the third quarter and therefore the Company has not had adequate time to determine at September 30, 2006 whether these actions fully rectified the material weakness as of that date.

     As reported in the first quarter Form 10-Q, the Company's Chief Executive
Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures contained a material weakness as of March 31, 2006 and were therefore not effective at that date. The material weakness in question related to weaknesses in financial controls associated with foreign exchange funds transfer and other procedures at its Nuevo Laredo, Mexico facility. In
March 2006, the Company became aware that a financial executive at its Nuevo
Laredo, Mexico facility had embezzled funds over a four-year period from the
Company's foreign exchange bank accounts and violated Company policy regarding conflicts of interest with respect to his ownership of a warehouse facility leased to the Company. The aforementioned executive had previously misappropriated and repaid $438,000 of funds and the Company is taking action to recover an additional $516,000 which remains unpaid plus costs and interest. The investigation regarding this incident is ongoing and the Company has retained legal counsel and a forensic accountant to complete the investigation. Costs associated with the investigation are being treated as period costs and any gain will be recognized upon the future recovery of the remaining funds. Subsequent to March 31, 2006, the Company has taken remedial action with respect to internal controls surrounding its international operations, including Nuevo
Laredo, to provide for a review by headquarters financial staff of all bank reconciliations and bank statements for its international operations. The
Company has also altered its internal controls at the Nuevo Laredo, Mexico facility to provide that disbursements from its foreign exchange account may only be made to other Company operating accounts.

     On July 22, 2005, the Company completed its merger with the aftermarket business of Modine Manufacturing Company. This acquired business contained over
150 facilities located in North America, Central America and Europe and involved the addition of 1,400 employees. As part of the post-closing integration of the merged entity, the Company is engaged in a process of refining and harmonizing the internal controls and processes of the acquired business with those of the
Company's historical operations in addition to closing and consolidating facilities. This process was ongoing during the nine months ended September 30,
2006, and the Company believes that it will be completed by the end of 2006.

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

     Except as provided in the prior paragraphs, there have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       PROLIANCE INTERNATIONAL, INC.
                                       (Registrant)

Date: November 14, 2006                By: /s/ Charles E. Johnson
                                           -------------------------------------
                                           Charles E. Johnson
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 14, 2006                By: /s/ Richard A. Wisot
                                           -------------------------------------
                                           Richard A. Wisot
                                           Vice President, Treasurer, Secretary,
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

