Form 10-K
period 2006-12-31
PROLIANCE INTERNATIONAL, INC.
filed 2007-03-30
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes      No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2006 was $69,054,932. On March 1, 2007, there were 15,305,701 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Exhibit Index is on pages 71 through 73 of this report.

PROLIANCE INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2006

ii

PART I

Item 1.    Business

Proliance International, Inc. (the ‘‘Company’’) designs, manufactures and markets radiators, radiator cores, heater cores and complete heaters, temperature control parts (including condensers, compressors, accumulators/driers and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers, marine coolers and other specialty heat exchangers for the heavy duty heat exchanger aftermarket.

Origins of the Business

The Company’s origins date back to 1915 when a predecessor of the Company’s former G&O division commenced operations in New Haven, Connecticut, as a manufacturer of radiators for custom built automobiles, fire engines and original equipment manufacturers. Allen Telecom Inc. (‘‘Allen,’’ formerly The Allen Group Inc.) acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. On September 29, 1995, Allen spun off the Company to Allen’s stockholders to form Transpro, Inc. The Company added replacement automotive air conditioning condensers to its aftermarket product line with the acquisition of substantially all of the assets and the assumption of certain liabilities, of Rahn Industries effective August 1996. The Company added other replacement automotive air conditioning parts to its aftermarket product line with the acquisition of the outstanding stock of Evap, Inc., in a purchase transaction effective August 1, 1998. The Company added re-manufactured automotive air conditioning compressors to its aftermarket product line with the acquisition of the outstanding stock of A/C Plus, Inc. in a purchase transaction effective February 1, 1999.

Management has looked to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On December 27, 2002, the Company acquired certain heater assets of Fedco Automotive Components Company (‘‘Fedco’’), based in Buffalo, New York, a wholly-owned subsidiary of Tomkins PLC. This acquisition strengthened the Company’s position in the complete heater market and provided the Company with a new major customer relationship, the capability to produce aluminum heaters in-house and the ability to maximize the benefits generated by its in-house production of copper/brass heater cores at its Mexico plant.

On March 1, 2005, the Company sold its Heavy Duty OEM business to Modine Manufacturing Company (‘‘Modine’’) for $17 million in cash. The Heavy Duty OEM business manufactured and distributed heat exchangers to heavy duty truck and industrial and off-highway original equipment manufacturers. Net proceeds from the sale were used to reduce borrowings under the Company’s credit facility and fund operations. This transaction is described in Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. As a result of the sale, the Company is predominantly a supplier of heating and cooling components and systems to the automotive and heavy duty aftermarkets.

On July 22, 2005, following receipt of approval of the Company’s stockholders, the Company completed a merger transaction pursuant to which Modine Aftermarket Holdings, Inc. (‘‘Modine Aftermarket’’) merged into the Company (‘‘the merger’’). Modine Aftermarket was spun off from Modine immediately prior to the merger and held Modine’s aftermarket business. Upon effectiveness of the merger, the Company changed its name from Transpro, Inc. to ‘‘Proliance International, Inc.’’ (‘‘Proliance’’). In connection with the merger, the Company issued a total of 8,145,810 shares of its common stock to Modine shareholders, or 0.235681 shares for each outstanding Modine common share. Immediately after the effectiveness of the merger, prior Transpro, Inc. shareholders owned 48% of the combined company on a fully diluted basis, while Modine shareholders owned the remaining 52%. For accounting purposes, Proliance was the acquirer. As a result of the merger, the Company is predominantly a supplier of heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. This transaction is described in Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Current Structure

Subsequent to the sale of the Heavy Duty OEM business and the merger with Modine Aftermarket, the Company was reorganized into two reporting segments, based upon the geographic area served – Domestic and International. The Domestic segment supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment supplies heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America. Each product group within the Domestic segment constitutes an operating segment and have been aggregated for purposes of reporting business segment information.

Markets

The automotive and heavy truck parts industries target two distinct markets, the aftermarket and the original equipment manufacturer (‘‘OEM’’) market. The products and services used to maintain and repair automobiles, vans, light trucks, heavy trucks and other industrial and marine applications, as well as accessories not supplied with such products when manufactured, form the respective automotive and light truck and heavy duty aftermarkets. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans, light trucks, heavy trucks and other heavy equipment forms the automotive and heavy duty OEM markets. Following the sale of Proliance’s Heavy Duty OEM business unit in March 2005, the Company sells its products and services predominantly to the automotive and light truck and heavy duty aftermarkets.

As a result of the Modine Aftermarket merger, the Company, through its NRF subsidiary in Europe, supplies specialty coolers for OE marine applications. The product is primarily used on inland and smaller sea-going vessels such as tugs, ferries, barges and service vessels and is considered part of the Company’s heavy duty aftermarket product offering.

Principal Products and Services

The Company designs, manufactures and markets radiators, radiator cores, heater cores and complete heaters, temperature control parts (including condensers, compressors, accumulators/driers and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers and other specialty heat exchangers for the heavy duty aftermarket.

Trade sales by the Company’s product lines for the three years ended December 31 are as follows:

	2006	2005	2004
	(in thousands)
Automotive and light truck heat exchange products	$268,575	$205,800	$164,839
Automotive and light truck temperature control products	63,832	41,636	20,492
Heavy duty heat exchange products	83,688	49,402	33,102
Trade sales of continuing operations	$416,095	$296,838	$218,433

A description of the particular products offered by the Company in its targeted markets is set forth below.

Automotive and Light Truck Heat Exchange Products

The Company provides one of the most extensive product ranges of high-quality radiators, radiator cores, heater cores and complete heaters, and air conditioning condensers, compressors and parts to the automotive and light truck aftermarket.

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

Complete Radiators.    The Company’s domestic segment line of complete radiators for automobile and light truck applications consists of more than 1,075 models, which are able to service approximately 95% of the automobiles and light trucks in the United States. The Company has established itself as an industry leader with its well-recognized line of Ready-Rad® radiators. The Ready Rad® Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels. The HBX™ Line supplements the Ready Rad® Plus Line by offering superior heat transfer performance and structural durability for selected high performance applications. As a result of the merger, the Company also offers radiators under the Modine® and the Pro Series™ brands. Complete radiators are constructed of both copper/brass and aluminum with plastic tanks. Complete radiators are also sold across Europe under the NRF™ brand and in Mexico and Central America through the Company’s MexPar subsidiary.

Radiator Cores.    A radiator core is the largest and most expensive component of a complete radiator. The Company’s Ready-Core® line consists of over 1,700 models of radiator cores for automobiles and light trucks in the United States and Canada. Given the wide range of cores required by today’s automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours and provide same day or next day service to virtually the entire United States and Canada using its ten strategically positioned regional manufacturing plant locations. The Company also utilizes its regional plant locations in Europe and Mexico to provide the same service into these markets.

Heater Cores.    A heater core is part of a vehicle’s heater system through which heated coolant from the engine cooling system flows. The warm air generated as the liquid flows through the heater core is then propelled into the vehicle’s passenger compartment by a fan. The Company produces more than 490 different heater core models for domestic and foreign cars and light trucks, which cover the requirements of more than 95% of the automobiles and light trucks on the road today in the United States and Canada. Heater cores are offered using both copper/brass and aluminum construction. The Company’s Ready-Aire® line of heater cores is recognized as an industry leader in the United States and its models utilize both cellular and tubular technology. Heaters are sold in North America and on a limited basis in Europe.

Automotive and Light Truck Temperature Control Products

While the Company’s automotive and light truck temperature control products are sold primarily in the domestic segment, demand for these products in Europe has been increasing over the last several years. Temperature control products in the domestic segment are marketed under the Ready-Aire® and AirPro Quality Parts® brands and in Europe under the NRF or original equipment manufacturer brand.

Air Conditioning Compressors.    The compressor is designed to compress low-pressure vapor refrigerant, which is drawn from the evaporator into a high-pressure gas, and then pumped to the condenser. The Company distributes more than 1,400 models of new and re-manufactured air conditioning compressors for domestic and import applications in the automotive and light truck domestic aftermarket. The Company also offers a line of compressors throughout Europe.

Air Conditioning Condensers.    Air conditioning condensers are a component of a vehicle’s air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. More than 540 condenser part numbers are currently cataloged and distributed in the domestic segment and the Company also offers condenser parts in Europe.

Air Conditioning Accumulators/Driers.    An accumulator/drier acts as a reservoir that prevents liquid refrigerant from reaching the compressor. The accumulator/drier uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants. The Company offers over 650 accumulator/drier models in the domestic aftermarket and also distributes accumulators/driers in Europe.

Air Conditioning Evaporators.    Automotive air conditioning evaporators are designed to remove heat from the passenger compartment. The evaporator is generally located under the dashboard or adjacent to the firewall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways. Warm air is forced from the passenger compartment over the evaporator which cools the air for the vehicle cabin. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated. The Company offers over 640 evaporator models to the domestic aftermarket and also distributes evaporators in Europe.

Air Conditioning Parts and Supplies.    The Company sells an extensive line of other air conditioning parts and supplies. These other component parts include hose and tube assemblies, blowers and fan clutches.

Heavy Duty Heat Exchange Products

The Company designs, manufactures and markets complete radiators, radiator cores and charge air coolers to customers in the heavy duty aftermarket. All products are custom designed and produced to support a variety of unique engine cooling configurations for heavy-duty trucks, buses, specialty equipment, industrial and marine applications such as agricultural, construction and military vehicles, oil rigs, stationary power generation equipment and inland sea-going vessels.

Complete Radiators.    The Company custom designs, manufactures and sells a wide range of heavy duty radiator models to meet customer specifications. Certain of the Company’s radiators are sold under the widely-recognized Ultra-Fused® brand name and the Beta Weld® brand name, utilizing welded tube-to-header core construction and are expressly engineered to meet customer specifications and withstand a variety of demanding customer applications. The Company offers a line of more than 180 models of complete truck radiators designed for the domestic over-the – road market. The Company also has a line of tractor radiators which are designed to meet the needs of customers marketing to the domestic agricultural/farm market. The line has over 40 models and covers popular tractor models. Domestically, radiators are sold under the Truck Tough® and Tractor Tough™ brands. The Company also sells complete heavy duty radiators in Europe, Mexico and Central America.

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

Charge Air Coolers.    The Company offers its heavy duty customers a wide range of custom-designed charge air cooler models. A charge air cooler is a heat exchanger that is used to lower the temperature of air from a turbocharger that will be used in the engine combustion process, thus improving engine operating efficiency and lowering emissions. The Company believes that the demand for charge air coolers will continue to increase as the Company’s customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. The Company has received four U.S. patents and numerous foreign patents relating to its proprietary Ultra-Seal® grommeted charge air cooler. This product offers significant improvements in performance and exceeds current industry guidelines for durability. The current line of complete charge air coolers for the domestic aftermarket has over 125 models available for sale. A line of charge air coolers is also distributed throughout Europe.

Marine Products.    The Company’s NRF subsidiary in Europe manufactures and distributes specialty coolers for OE marine installation.

Financial Information About Industry Segments, Export Sales and Domestic and Foreign Operations

The Company operates in two business segments, Domestic and International, in line with the geographic areas served. Applicable segment, product line and foreign operation information appears in Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. Export sales from North America were below 10% of net trade sales in the years ended December 31, 2006, 2005 and 2004.

Customers

The Company sells its products and services domestically to a wide variety and large number of industrial and commercial customers. The Company sells its automotive and light truck products to national retailers of aftermarket automotive products (such as AutoZone, Advance Auto Parts, Pep Boys, CSK and O’Reilly), warehouse distributors, radiator shops, hard parts jobbers (including Carquest, Aftermarket AutoParts Alliance and NAPA, the Automotive Parts Group of Genuine Parts Company) and other manufacturers. In addition, as a result of the merger, the Company sells to more than 20,000 commercial customers through its 94 branch and agency locations located in the United States. The Company also supplies heavy duty heat exchange products to the heavy truck and industrial equipment aftermarkets.

In Europe, Central America and Mexico, the Company services its customer base through sales from its branch and manufacturing locations.

The Company’s largest customer is AutoZone, which accounted for approximately 13%, 17% and 25% of net sales for 2006, 2005 and 2004, respectively. In addition, Advance Auto Parts accounted for approximately 8%, 13% and 17% of net sales for 2006, 2005 and 2004 respectively. The decline in percentage of customer concentration in 2006 is attributable to the full year impact of foreign sales as a result of the Modine merger. No other customer individually represented more than 10% of net trade sales in any of the years reported. The loss of one of the major automotive and light truck aftermarket customers indicated above or others could have a material adverse effect on the Company’s results of operations.

Sales and Marketing

The Company maintains an in-house sales and marketing department to serve its domestic markets. By focusing its sales effort at the customer level, the Company enables its sales staff to develop a thorough understanding of technical and production capabilities and the overall market in which each customer operates. The Company has approximately 400 individuals involved in sales and marketing efforts in the United States and Canada, which includes 380 employees associated with operating our branch operations. The Company also utilizes independent manufacturers’ sales representatives to aid in its outside sales efforts in certain domestic aftermarket channels.

A majority of the Company’s domestic heat exchange sales are distributed out of our warehouse located in Southaven, Mississippi, while temperature control products are distributed from our warehouse in Arlington, Texas. The Company also has 86 branch and 8 agency sales locations in the United States through which it serves domestic customers. These branch and agency locations stock products, take orders from local customers, generally over the telephone or by fax, and supply product to those customers through local deliveries.

In Europe there are 12 locations through which the Company’s 52 sales and marketing personnel stock product, take orders from customers and distribute product to customers. The main European warehouse is located in Mill, The Netherlands. In Mexico and Central America, there are 7 locations through which orders are taken from customers and product is shipped to customers. The main warehouse serving the Mexican marketplace is located in Mexico City, Mexico.

Competition

The Company faces significant competition within each of the markets in which it operates. In its domestic automotive and light truck heat exchange product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, such as Visteon, internal operations of the OEMs, international and offshore suppliers and, to a lesser extent, local and regional manufacturers. In recent years, the domestic heat exchange market has experienced a significant increase in competitive pricing pressure, a changing customer base resulting in fewer but larger customers and an increase in imports from China and other Asian countries. The Company’s primary competition in the temperature control aftermarket includes Four Seasons, a division of Standard Motor Products Inc., Visteon, offshore suppliers and numerous regional operators. The domestic temperature control market has been influenced in recent years by excess customer inventory, an increase in imports, technology changes, improved original equipment manufacturer quality and a shift in product demand from remanufactured to new compressors. The Company’s principal methods of competition in the domestic markets are by emphasizing its product design, performance and reliability, breath of product coverage, customer service, product availability and timely delivery.

The primary competitors in the domestic heavy duty aftermarket are regional manufacturers.

In Europe, Mexico and Central America, the Company faces competition from affiliates of the major automotive OEM’s and from automotive aftermarket parts manufacturers located in the individual countries.

Intellectual Property

The Company owns a number of foreign and U.S. patents and trademarks. The patents expire on various dates from 2009 to 2023. In addition, approximately twenty U.S. and foreign patents are pending. In general, the Company’s patents cover certain of its radiator, heater, charge air cooler and air conditioning accumulator manufacturing processes. The Company has entered into licensing and other agreements with respect to certain patents, trademarks and manufacturing processes it uses in the operation of its business. In conjunction with the merger, the Company entered into a License Agreement with Modine under which the Company obtained the right to utilize certain patents and trademarks, owned by Modine, in the conduct of the Aftermarket business. The Company believes that it owns or has rights to all patents and other technology necessary for the operation of its business. The Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole.

Manufacturing

As a result of the restructuring efforts undertaken during 2005 in conjunction with the merger, the Company has reduced the number of locations where it produces product for the domestic automotive and light truck marketplace. Production of automotive and light truck copper/brass radiators previously performed in Emporia, Kansas, Nuevo Laredo, Mexico and Mexpar’s Mexico City location is now performed only at the Company’s Mexpar Mexico City location. Aluminum radiators, previously produced in Emporia and Nuevo Laredo are now produced only in Nuevo Laredo. Nuevo Laredo is now the sole production location for copper/brass and aluminum heaters. Aluminum heaters were previously produced in Buffalo, New York. The Company produces air conditioning parts at its facility located in Arlington, Texas and in Nuevo, Laredo. There are currently ten regional plant facilities which produce heat exchange product for the domestic heavy duty aftermarket.

In Europe, the main radiator manufacturing facility is located in Mill, The Netherlands. There are also three regional manufacturing facilities in Spain, England and France.

In addition to the copper/brass radiator manufacturing plant located in Mexico City, the Company also has four smaller regional manufacturing facilities in Mexico and El Salvador.

Raw Materials and Suppliers

The principal raw materials used by the Company in its Automotive and Light Truck and Heavy Duty product lines are copper, brass and aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources through supply agreements with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Luvata (formerly known as Outokumpu), a Swedish corporation, supplied the Company with approximately 100% of its copper and brass requirements in 2006, 2005 and 2004, while the Company sourced most of its aluminum needs from Alcoa Inc., a U.S. corporation, and Sapa Heat Transfer, a Swedish corporation, during the same periods. The Company has not experienced any significant supply problems with respect to these commodities and does not anticipate any significant supply problems in the foreseeable future.

Purchase prices for commodities used by the Company have increased significantly over the past several years. The Company typically executes purchase orders for its anticipated copper and brass requirements three to nine months prior to the actual delivery date. In periods of abnormally high commodity market prices, the Company will place orders only for its current requirements. The purchase price for copper and brass purchases is established at the time orders are placed by the Company and not at the time of delivery. In the case of aluminum purchases, the Company normally executes contracts up to three months prior to the actual delivery date and the purchase price is established at the time the purchase order is placed.

The Company purchases some of its heat exchange and air conditioning products utilizing supplier relationships with companies located in China and other Asian countries.

Backlog

The aftermarket typically operates on a short lead time order basis. As such, backlog is not indicative of future overall sales levels.

Seasonality

The Company typically experiences stronger second and third quarters and weaker first and fourth quarters due to the seasonal, weather related fluctuations in sales volumes. Higher sales are reported during the spring and summer months, as the demand for replacement radiators and temperature control parts and supplies increases, while lower sales levels are reported during the fall and winter months when only heater core products are in significant demand.

Customer demand for heat exchange and temperature control products is also influenced by weather. Extremes in weather, hot and cold, along with prolonged periods of hot and cold weather increase the need for replacement parts.

In recent years, the Company has also seen a change in the seasonality of our customers’ buying habits. Previously customers would purchase product from vendors prior to a selling season based upon their estimated requirements. Now customers purchase product in smaller quantities closer to the selling seasons, thus requiring vendors to potentially carry more inventory but nonetheless provide timely response to customer demands. This has added to the challenges associated with servicing aftermarket customers.

The seasonality of our business results in significant operational challenges to our production and inventory control functions.

Research and Development

Research and development expenses were approximately $0.4 million, $0.2 million and $0.1 million in 2006, 2005 and 2004, respectively.

Employees

At December 31, 2006, the Company had 1,950 employees. Of these employees, 978 were covered by collective bargaining agreements. The Company’s collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Of the Company’s unionized employees, 63% are employed at the Company’s Mexican plants and are represented by local Mexican labor unions, 33% are located in Europe, and the remainder are employed in the United States and are represented by several different labor unions. The Company has successfully renegotiated collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future.

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

Item 1A.    Risk Factors

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should carefully consider the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Any of these risks could materially and adversely affect the Company’s business, financial condition and results of operations, which in turn could materially and adversely affect the price of the Company’s common stock.

Our business is impacted by customer concentration.

The Company’s largest customers are AutoZone, which accounted for approximately 13%, 17% and 25% of consolidated net sales for 2006, 2005 and 2004, respectively and Advance Auto Parts, which accounted for approximately 8%, 13% and 17% of consolidated net sales for 2006, 2005 and 2004 respectively. The loss of one of the major retail customers indicated above could have a material adverse effect on the Company’s results of operations. In addition, if one or more of the Company’s major customers were to initiate bankruptcy or insolvency proceedings, it could render a material portion of the Company’s accounts receivable uncollectible or substantially impaired, which could have a material adverse effect on the Company’s financial condition.

We are facing ongoing competitive pricing pressure.

The Company has experienced ongoing pressure from its customers to reduce the prices it charges for its products. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace, the consolidated purchasing power of large customers and actions taken by some of our competitors in an effort to ‘‘win over’’ new business. To the extent this pricing pressure continues, it may impact the Company’s operating margins, which could have a material adverse effect on the Company’s financial condition. In addition, this pricing pressure makes it more difficult to pass along to customers the effects of rising commodity costs which the Company is facing.

We operate in a mature and highly competitive industry.

The principal markets in which the Company competes are relatively mature, therefore, future significant volume increases in the Company’s revenues will be dependent upon the Company’s ability to increase market share by displacing sales currently made by its competitors. The Company cannot predict whether it will be able to increase its market share in the markets in which it competes.

The Company faces significant competition within each of the markets in which it operates. Some of the Company’s competitors are divisions of larger companies and some are independent companies. In its automotive and light truck heat exchange product lines, the Company believes that it is among the major North American aftermarket manufacturers and that competition is widely distributed. The Company competes with national producers of heat transfer products, internal operations of the OEMs, international and offshore suppliers and, to a lesser extent, local and regional manufacturers. The Company’s primary competition in the temperature control aftermarket includes national producers, offshore suppliers and numerous regional operators. The Company’s principal methods of competition include product design, performance, price, customer service, warranty, product availability and timely delivery. Some of the Company’s competitors may achieve economic advantages such as lower labor and health care costs. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could seriously harm the Company’s business, financial condition and results of operations.

We are subject to market risks regarding raw materials.

Most of the Company’s products require the use of copper, brass or aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources through supply agreements with a limited number of long-term suppliers. If a supply problem were to occur, it could have a material adverse effect on the Company’s financial condition. In addition, certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and aluminum markets are subject to changes based on availability and other factors outside the Company’s control. Copper, brass and aluminum prices have risen significantly in the past several years, and the Company has been generally unable to pass through price increases to its customers in the automotive and light truck aftermarket in order to offset these increases, except in certain markets. As a result, operating margins have been adversely impacted. Continued commodity price increases could have a material adverse effect on the Company’s results of operations and financial condition.

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

We are subject to risks relating to outsourcing.

The Company outsources the supply of certain products from third parties and relies on those third parties to provide products and services on a timely and effective basis. Although the Company closely monitors the performance of these third parties and maintains back-up plans in case third parties are unable to perform as agreed, the Company does not ultimately control the performance of its outsourcing partners. The failure of third-party outsourcing partners to perform as expected or as required by contract could have a material adverse effect on the Company’s ability to properly carry-out its business on a correct and timely basis.

We have takeover defense provisions that may inhibit an acquisition of the Company.

The Company has certain anti-takeover measures that may affect the market price of the Company’s common stock. The Company’s certificate of incorporation, its by-laws and Delaware law contain several provisions that would make more difficult an acquisition of control of the Company in a transaction not approved by the Company’s board of directors. The Company’s certificate of incorporation and by-laws include provisions such as:

•	The division of the Company’s board of directors into three classes, including related provisions (1) providing that vacancies on the board may only be filled by remaining board members and directors may only be elected at annual meetings or removed for cause and (2) requiring a vote of holders of 80% of the Company’s voting stock to amend the classified board and related provisions or to remove a director; and

•	The ability of the Company’s board of directors to issue shares of preferred stock in one or more series without further authorization of shareholders.

The classified board and related provisions described above will expire automatically at the 2009 annual shareholders meeting, and all directors will be elected for one-year terms beginning with that meeting, including directors whose terms otherwise would have expired after that meeting.

We are subject to interest rate and foreign currency risks.

The Company’s interest expense is sensitive to changes in interest rates. At December 31, 2006, the Company had a Loan Agreement, under which $53.9 million was outstanding. The weighted average interest rate on the Loan Agreement during 2006 was 7.4%. Interest on the Loan Agreement is based on, at the Company’s option, the Eurodollar loan rate plus a Eurodollar margin or the prime rate. The Eurodollar margin is between 1.75% and 2.25%. Factors outside of the Company’s control cause changes in both the Eurodollar loan rate and the prime rate.

The Company has sales and manufacturing facilities in Europe and Mexico. As a result, changes in the foreign currency exchange rates and changes in the economic conditions in Europe and Mexico could favorably or unfavorably affect the Company’s financial results.

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

Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims. While none of the pending actions of this nature are material, there can be no assurance a material action arising in the ordinary course of business will not be asserted in the future. In addition, pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the ‘‘Purchase Agreement’’), the Company acquired from Paul S. Wilhide (‘‘Wilhide’’) all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the ‘‘Convertible Shares’’), and the potential for an ‘‘earn-out’’ payment to Wilhide based on a calculation relating to EVAP’s performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out, which would include interest, may be payable to Wilhide in the form of additional liquidation preference on his preferred stock or in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. It is anticipated that a decision will be rendered in 2007. The Company is vigorously defending this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company’s consolidated financial position, future operations or cash flows in a particular period. The ultimate outcome at this time, however, is unknown.

Some of our activities may be restricted by the tax impact of the recent merger with the Modine Aftermarket Business.

Under applicable federal income tax rules, if the Company takes certain actions within two years following completion of the merger, the spin-off of the Modine Aftermarket Business could result in a taxable event to Modine. If the Company were to take action that would result in the spin-off or the merger becoming taxable, the Company would be required to indemnify Modine for the amount of any resulting income tax to Modine under the terms of a tax sharing agreement entered into by the Company, Modine Aftermarket Holdings and Modine. In order to avoid this potential liability, the Company agreed, in the tax sharing agreement, that it would not take actions that are inconsistent with the Company’s factual statements or representations made in its representations letter to Modine in connection with the IRS rulings or that cause the spin-off to become taxable to Modine without obtaining either an unqualified opinion of an independent nationally recognized tax counsel that such actions will not cause the spin-off to become taxable or Modine’s consent.

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Changes in the laws and regulations affecting public companies included in the Sarbanes-Oxley Act of 2002 have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firm. In order to comply with these new rules, we have internally added staff positions and hired consulting advisory firms to assist us in the process, and we also expect to use additional services of our outside legal counsel, all of which will increase our operating expenses. In particular, we expect to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. For example, we expect to incur significant expenses in connection with the implementation, documentation and testing of our existing control systems and possible establishment of new controls and systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price.

We are subject to risks related to future liquidity.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the loan agreement with its bank lenders. However, the Company’s future cash flow may be impacted by a number of factors, including changing market conditions, failure to meet financial covenants under its loan agreement, industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. Changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company’s results of operations and future liquidity. The Company currently utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of these lengthening customer payment terms. However, there can be no assurance that the Company’s customers will continue to make these programs available. In addition, the Company believes that the amount of borrowings available under its loan agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek other sources or forms of capital. No assurance can be given that the Company would be successful in securing such additional sources or forms of capital.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through the following principal facilities:

Location	Approximate Square Footage	Owned/ Leased	Product Line and Use	Lease Expiration
Southaven, Mississippi	520,000	Leased	Distribution and warehouse for heat exchange products	2010
Mill, The Netherlands	274,380	Owned	Office and manufacturing, distribution and warehouse for heat exchange products	—
Nuevo Laredo, Mexico	180,330	Leased	Manufacturing of heat exchange products	2012
Arlington, Texas	175,000	Leased	Manufacturing of remanufactured air conditioning compressors, air conditioning parts and supplies	2012
Mexico City, Mexico	129,120	Owned	Office and manufacturing, distribution and warehouse for heat exchange products	—
Granada, Spain	66,980	Leased	Manufacturing, distribution and warehouse for heat exchange products	2015
Laredo, Texas(1)	60,000	Owned	Warehouse of heat exchange products, manufacturing of tubes for aftermarket radiators	—
Dallas, Texas	50,050	Leased	Manufacturing of heavy duty heat exchange products	2009
New Haven, Connecticut	44,000	Leased	Corporate headquarters and test facility	2009

(1)	During the fourth quarter of 2006, the Company obtained title to this facility as part of a settlement agreement with the former controller of its Nuevo Laredo, Mexico facility.

The Company believes its property and equipment are in good condition and suitable for its needs. The Company has sufficient capacity to increase production with respect to its replacement radiator product lines and its air conditioning replacement parts business. Domestically, the Company maintains a nationwide network of 86 branch locations, which generally enable the Company to provide its customers with same day delivery service. The Company also domestically serves the heavy duty aftermarket through ten regional manufacturing plants including Dallas above. A majority of these branch and plant facilities are leased and vary in size from 1,000 square feet to 50,000 square feet. Internationally, the Company maintains a network of owned and leased facilities to serve those local markets. Information about long-term lease commitments appears in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Item 3.    Legal Proceedings

Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims.

Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the ‘‘Purchase Agreement’’), the Company acquired from Paul S. Wilhide (‘‘Wilhide’’) all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3.0 million in cash, the issuance of 30,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the ‘‘Convertible Shares’’), and the potential for an ‘‘earn-out’’ payment to Wilhide based on a calculation relating to EVAP’s performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out may be payable to Wilhide in the form of additional liquidation preference on his preferred stock or in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. It is anticipated that a decision will be rendered during 2007. The Company intends to vigorously defend this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company’s consolidated financial position, future operations or cash flows in a particular period. The ultimate outcome at this time, however, is unknown.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

Executive Officers of the Registrant:

Name	Age	Served as Officer Since	Position or Office with the Company & Business Experience During Past Five-Year Period
Charles E. Johnson	61	March 2001	President, Chief Executive Officer and Director of Proliance International, Inc., since 2001; Chief Executive Officer and Director of Canadian General-Tower, Ltd., 1997 through 2001 and, from 1996 President and Director; President and Chief Operating Officer of Equion Corporation, 1993 through 1996.
Richard A. Wisot	61	June 2001	Vice President, Treasurer, Secretary and Chief Financial Officer of Proliance International, Inc. since 2001; Vice President, Treasurer and Chief Financial Officer of Ecoair Corp., 1997 through 2001; Vice President, Controller, Chief Accounting Officer of Echlin Inc., 1990 through 1996.
David J. Albert	59	June 2001	Executive Vice President, Operations, of Proliance International, Inc., since March 2005; Vice President, Operations of Proliance International, Inc., 2001 to March 2005; President and Chief Executive Officer of Hayden Industrial Products from 1996 through 2000.
Jeffrey L. Jackson	59	August 1995	Vice President, Human Resources and Process and Assistant Secretary of Proliance International, Inc., since July 2001; Vice President, Human Resources of Proliance International, Inc., 1995 to July 2001.
Chester L. Latin	57	October 2006	Vice President and Corporate Controller of Proliance International, Inc. since October 2006; formerly Director of Financial Controls of Proliance International, Inc., December 2004 to October 2006; Principal of C.L. Latin Consulting, a business planning and management consulting firm, from 2000 to 2004; Senior Vice President and Chief Financial Officer of FamilyMeds, Inc. from 1998 to 2000; previously a partner at Coopers & Lybrand.
William J. Long III	53	August 2006	Executive Vice President of Proliance International, Inc. since August 2006; previously, Vice President of Marketing of Proliance International, Inc. from October 2005; Vice President of Marketing for the Indy Racing League from 2002 to 2005; various executive positions at Dana Corporation and Echlin, Inc. (which was acquired by Dana Corporation) from 1975-2002.

All officers are elected annually by the Board of Directors.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange. The number of beneficial holders of the Company’s common stock as of the close of business on March 12, 2007, was approximately 9,700. Information regarding per share market prices for the Company’s common stock is shown below for 2006 and 2005. Market prices are the daily high and low sales prices quoted on the American Stock Exchange (AMEX).

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$6.05	$5.85	$5.20	$4.79
Low	$4.85	$4.20	$4.09	$3.63

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$8.20	$7.94	$6.90	$5.75
Low	$5.85	$6.02	$5.35	$4.80

The Company discontinued its quarterly common stock cash dividend in September 2000. Under the provisions of the Loan and Security Agreement with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New England) (‘‘Loan Agreement’’) entered into on January 4, 2001, as amended, the Company may pay common stock dividends and redeem common shares up to $3.0 million annually, so long as excess availability, as defined in the agreement, is at least $18.0 million for the 30 consecutive days both prior to and following the payment date.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on Proliance common stock since January 1, 2002, compared with the returns of the American Stock Exchange Market Value Index, and a peer group consisting of the reporting companies in SIC Code 3714 – Motor Vehicle Parts and Accessories.

PROLIANCE INTERNATIONAL, INC.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN VS. AMEX MARKET
VALUE INDEX AND SIC — MOTOR VEHICLE PARTS AND ACCESSORIES INDEX

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Proliance International Inc.	$100	$180.65	$135.16	$196.77	$170.65	$145.52
Motor Vehicle Parts	$100	$94.10	$136.13	$146.11	$132.70	$149.08
AMEX Market Index	$100	$96.01	$130.68	$149.65	$165.03	$184.77

The comparison assumes the investment of $100 on January 1, 2002 in Proliance common stock, the American Stock Exchange Market Value Index and the SIC – Motor Vehicle Parts and Accessories Index, and reinvestment of dividends.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share data)
Statement of operations data:(1)
Net sales	$416,095	$296,838	$218,433	$198,862	$198,765
Gross margin(2)	91,833	49,408	43,858	34,464	42,454
Restructuring and other special charges	3,129	3,854	—	1,490	1,334
(Loss) income from continuing operations	(18,055)	(27,731)	(349)	(5,307)	5,200
Income from discontinued operation, net of tax	—	848	5,527	771	1,459
Gain on sale of discontinued operation, net of tax	—	3,899	—	—	—
Extraordinary item – negative goodwill	—	13,053	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	—	(4,671)
Net (loss) income	$(18,055)	$(9,931)	$5,178	$(4,536)	$1,988
Basic (loss) income per common share:
Continuing operations	$(1.19)	$(2.59)	$(0.06)	$(0.76)	$0.73
Discontinued operation	—	0.08	0.78	0.11	0.21
Gain on sale of discontinued operation	—	0.36	—	—	—
Extraordinary item – negative goodwill	—	1.22	—	—	—
Cumulative effect of accounting change	—	—	—	—	(0.67)
Net (loss) income	$(1.19)	$(0.93)	$0.72	$(0.65)	$0.27
Diluted (loss) income per common share(3):
Continuing operations	$(1.19)	$(2.59)	$(0.06)	$(0.76)	$0.73
Discontinued operation	—	0.08	0.78	0.11	0.21
Gain on sale of discontinued operation	—	0.36	—	—	—
Extraordinary item – negative goodwill	—	1.22	—	—	—
Cumulative effect of accounting change	—	—	—	—	(0.66)
Net (loss) income	$(1.19)	$(0.93)	$0.72	$(0.65)	$0.28
Cash dividends per common share	$—	$—	$—	$—	$—
Balance sheet data(4):
Working capital(5)	$47,740	$68,504	$25,358	$23,028	$32,807
Total assets	$224,362	$217,339	$149,859	$157,178	$160,966
Long-term debt	$1,657	$2,228	$120	$1,306	$7,267
Total debt	$55,202	$41,933	$44,024	$50,944	$59,596
Stockholders’ equity	$74,473	$87,249	$46,835	$43,620	$48,238

(1)	Certain prior period amounts have been reclassified to conform with the current year presentation.

(2)	Gross margin includes $0.4 million and $0.5 million of restructuring charges in 2005 and 2002, respectively.

(3)	During 2006, 2005, 2004 and 2003, the weighted average number of shares of common stock outstanding used for basic earnings per share was also used in computing diluted earnings per share due to the anti-dilutive impact of common share equivalents on the loss per common share from continuing operations.

(4)	As of the end of each period.

(5)	Working capital represents the excess of current assets over current liabilities. Borrowings under the Revolving Credit facility are reflected as current liabilities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company designs, manufactures and markets radiators, radiator cores, heater cores and complete heaters, temperature control parts (including condensers, compressors, accumulators and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers, marine coolers and other specialty heat exchangers for the heavy duty aftermarket.

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

Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders’ approval, providing for the merger of Modine Aftermarket into the Company and Modine’s acquisition of the Company’s Heavy Duty OEM business unit. Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K, describes the merger with the Aftermarket business of Modine which was completed on July 22, 2005. The transaction provided the Company with additional manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. The Company is now focused predominantly on supplying heating and cooling components and systems to the automotive and light truck and heavy duty aftermarkets in North and Central America and Europe. This transaction provided the Company with a stronger balance sheet with which to face the market challenges of the future. In conjunction with the merger, the Company’s name was changed from Transpro, Inc. to Proliance International, Inc. The Company had also announced that, in conjunction with the merger, it was undertaking a restructuring program, which was expected to total $10 million to $14 million of restructuring costs over the 12 to 18 months following the merger and which would generate savings in excess of $30 million on an annualized basis, when completed. These costs included restructuring costs charged to operations, restructuring costs accrued on the acquisition balance sheet and integration costs charged to operations. Approximately $10.5 million was spent or committed during 2005. The Company acted to accelerate as many restructuring activities as possible into a shorter time frame in order to maximize the benefits, and completed all anticipated activities during 2006. The full year 2007 benefit to be realized from these restructuring actions is now anticipated to be $45 million to $48 million. Of this, approximately $3 million was realized in 2005 and an additional $40 million in 2006. These savings have been offset in part by rising commodity costs and continued competitive price pressure. As a result, during 2006, additional restructuring actions were initiated in order to lower costs. These included product construction conversions from copper/brass to aluminum, the closure of the Racine administrative office and a realignment of the existing branch structure. These actions resulted in the expenditure of $3.1 million of restructuring costs during 2006. Benefits from these actions, which are expected to be completed during 2007, are expected to exceed the costs incurred, on an annualized basis.

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

Results of Operations

Comparison of Year Ended December 31, 2006 to 2005

Net sales from continuing operations for the twelve months ended December 31, 2006 of $416.1 million were $119.3 million or 40.2% above the $296.8 million in 2005. In 2005, net sales included $68.9 million of sales by business added by the Modine Aftermarket Merger and $227.9 million of sales by historical Proliance business units. The sales by businesses acquired from Modine in 2006 are not determinable due to actions taken since the merger to assimilate the two businesses which included branch location, product and customer consolidation actions. The 2006 results include sales by businesses acquired from Modine for the entire year, while last year’s results include them only from the date of acquisition, July 22, 2005. In addition, the 2005 results were impacted because the Company reports the European business acquired from Modine on a one-month lag. Domestic segment sales in 2006 were $321.3 million compared to $265.2 million in 2005. While Domestic heat exchange sales reflected higher than normal pre-season orders in the first quarter, unit volume through the first nine months of the year was impacted by high fuel costs, which negatively impacted consumer driving activity which in turn impacted overall product demand during this period. During the fourth quarter of 2006, gas prices declined and driving activity increased, however for the full year of 2006, miles driven was again essentially flat with 2005, which had also been flat with 2004. In addition, the Company continues to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. Despite this pressure, the Company has been taking pricing actions, to the extent that the markets allow, in an effort to offset rising commodity costs. The Domestic marketplace is also experiencing a change in that more sales are being directed towards wholesale customers. As a result of this shift in customer mix, the Company experienced lower sales through its branch locations, which translate into lower average selling prices for its domestic heat exchange products. While domestic air conditioning sales benefited from higher pre-season orders from several of our major customers during the first quarter of 2006, this was offset by a shorter than typical summer air conditioning parts selling season due to milder weather conditions. Air conditioning unit volume has also been adversely influenced by the impacts of high fuel costs and local competition. Domestic heavy duty product sales benefited from the impact of new product introductions, increased unit volume caused by the strength of markets served by this business, along with an ability to pass along to customers a portion of the impact of rising commodity costs. International segment sales in 2006 were $94.8 million compared to $31.6 million in 2005. This increase reflects sales generated from the businesses in Europe, Mexico and Central America, which were acquired in the Modine Aftermarket merger, for the entire year. International segment sales benefited from new product introductions, pricing actions to offset rising commodity costs, and a stronger marketplace in most countries served. The impact of a weaker U.S. dollar compared to the Euro in 2006 compared to 2005 also resulted in higher international sales. Worldwide automotive and light truck heat exchange sales were $268.6 million in 2006 compared to $205.8 million in 2005, a 30.5% increase; while worldwide air conditioning sales were $63.8 million in 2006 compared to $41.6 million a year ago, a 53.3% increase and worldwide heavy duty sales were $83.7 million in 2006 compared to $49.4 million in 2005, a 69.4% increase. These sales increases reflect the impact of the Modine Aftermarket merger and the Domestic and International segment market conditions discussed above.

Gross margin from continuing operations, as a percentage of net sales, was 22.1% in 2006 versus 16.6% in 2005. The improvement reflects lower product costs due to the benefits of purchasing and manufacturing cost savings initiatives and headcount reductions executed by the Company during 2006 and 2005 in conjunction with the Modine Aftermarket merger. The Company continues to experience high commodity prices and competitive pricing pressure, which have offset some of the cost savings benefits. Copper costs have risen almost 75% since a year ago, and the cost of aluminum has increased almost 25% in the same period. The Company has initiated actions to offset the impacts of these rising costs. These actions include customer pricing actions wherever possible, a shift in product construction from copper/brass to aluminum along with other cost reduction initiatives. While copper prices declined during the fourth quarter of 2006, this impact will not be reflected in the Company’s financial results until 2007 due to the turnover of inventory. Margins in 2006 benefited from the incremental level of branch sales for the full year, added as a result of the Modine merger, which are at higher margins, but are offset by higher levels of branch operating expenses. However, in the second half of 2006, the Company has begun to experience a shift in the customer mix of sales, away from the branch locations and to our wholesale customer base, which generate a lower gross margin as a percentage of sales. During the fourth quarter of 2006, the Company changed the way that it estimated the period over which capitalized product cost variances should be written off in order to have costs more closely match the turnover and sale of product. As a result of this change $1.8 million of costs which would have been included in inventory at December 31, 2006, were included in cost of sales. As a result of production cutbacks made at manufacturing facilities during the fourth quarter of 2006 in order to lower inventory levels and reflect the shift of production from copper/brass to aluminum radiator construction, $1.8 million of unabsorbed overhead variances were included in cost of sales. Gross margins in 2005 were adversely impacted by the write-off of $3.4 million of unabsorbed overhead generated by production cutbacks at the Company’s facility in Nuevo Laredo, Mexico in order to reduce inventory levels. In addition, the 2005 gross margin was lowered by a $2.5 million write-off of the fair market value adjustment of inventory, which was recorded as part of the purchase accounting entry, with respect to the Modine Aftermarket merger. Gross margin in 2005 was also reduced by $0.4 million as a result of restructuring costs associated with the write down of inventory to net realizable value, and by the higher cost inventory acquired in the merger. Gross margins in 2007 will continue to be impacted by competitive pricing pressures, the change in customer mix which affected the second half of 2006 and fluctuating commodity costs. They will benefit from the full year annualized benefits of restructuring actions initiated in 2006. The Company will continue to implement price changes where possible and will remain focused on new cost reduction actions in order to negate rising costs; however, there can be no assurance that it will be able to do so in the future.

Selling, general and administrative expenses increased as a percentage of net sales to 22.5% in 2006 from 22.3% in 2005. The increase primarily reflects expenses associated with the addition of the Modine Aftermarket branch outlets, for the full year, which represent a higher percentage of sales than the Company’s pre-merger historical levels. In addition, the Company is experiencing approximately $0.8 million of higher freight costs caused by the rising price of fuel, and approximately $0.3 million of integration costs primarily associated with conversion of U.S. computer systems which efforts were essentially completed in the second quarter of 2006. During 2006, costs attributable to Sarbanes-Oxley compliance activities were $1.0 million. During the fourth quarter of 2006, the Company settled litigation with the former controller of its Nuevo Laredo, Mexico facility resulting in a recovery of $0.5 million. Expense levels in 2006 also benefited from cost reduction actions implemented subsequent to the Modine Aftermarket merger. The full-year impact of actions taken during 2006, which included the closure of the Racine office and actions to realign our branch structure, will not be experienced until 2007. The remainder of the $27.5 million increase in selling, general and administrative expenses over 2005 levels is attributable to the higher sales levels generated by the Modine Aftermarket merger. During 2005 expenses included $1.5 million attributable to IT, communication and other costs associated with the integration of two businesses as a result of the merger and costs associated with the Company’s name change. Expense levels in 2005 also included $1.0 million of costs associated with the Company’s Sarbanes-Oxley compliance activities, offset in part by a $0.8 million gain on the sale of surplus assets acquired in the merger.

During 2006, the Company reported $3.1 million of restructuring costs. These costs were associated with the completion of the relocation of the Nuevo Laredo copper/brass radiator production to Mexico City, the relocation of a portion of the air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo Laredo, Mexico, workforce reductions at our MexPar manufacturing facility in Mexico City, Mexico associated with the conversion of radiator production from copper/brass construction to aluminum, the closure of the Racine office and changes in our go-to-market distribution strategy, which has resulted in our decision to close some branch locations and open several new locations. These costs were attributable to one-time workforce related costs, facility consolidation costs and the write-down to net realizable value of fixed assets which have no future use. These activities were extensions of the restructuring program, which the Company announced in 2005 in conjunction with the Modine Aftermarket merger. The merger related activities were originally expected to generate $30 million in annualized savings, when completed; however, the Company now expects that these savings will be between $45 million and $48 million on an annualized basis when completed. The new activities initiated in 2006, when completed, are expected to generate annualized benefits in excess of their costs. Restructuring charges of $3.9 million in 2005 represent costs associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, in conjunction with the opening of a new distribution facility in Southaven, Mississippi, which was announced in the first quarter of 2005, along with the closure of the Company’s aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico, which was announced in the second quarter of 2005. In addition, it reflects actions under the restructuring program initiated in conjunction with the merger, which are associated with existing Proliance facilities. This includes the closure of plant and branch locations, the closure of a tube mill operation in New Haven, Connecticut and the relocation of copper/brass production from our Nuevo Laredo facility to our Mexico City facility. Costs associated with the restructuring of Modine facilities were recorded as accrued liabilities on the acquisition balance sheet.

Interest expense in 2006 was $11.2 million, $3.3 million above last year’s levels due to the impact of higher discounting charges from the Company’s participation in customer-sponsored vendor payment programs along with higher average interest rates and average debt levels. Discounting expense was $5.8 million in 2006, compared to $4.0 million in the same period last year, reflecting higher levels of customer receivables being collected utilizing these programs, additional customers offering these programs and rising discount rates, which fluctuate in conjunction with the prime interest rate. The Company expects to continue participating in these programs in 2007, as long as this is a cost effective method of borrowing and our customers continue to offer these programs. Average interest rates on the Company’s revolving credit and term loan borrowings were 7.4% in 2006, compared to 5.85% in 2005. Interest expense in 2007 on a year-over-year basis, will continue to be impacted by higher interest rates which impact both our discounting expense and borrowing cost. Average debt levels were $56.9 million in 2006, compared to $48.3 million in 2005. Interest expense in 2006 was lowered by $0.2 million of interest income associated with the settlement of litigation. Interest income in 2005 was not significant.

In 2006, the effective tax rate included only a foreign provision, as the reversal of the Company’s deferred tax valuation allowances offset a majority of the state and any federal income tax provisions. The effective tax rate in 2005 reflects the realization of a deferred tax asset established in 2004 and a foreign tax provision. A federal tax benefit on the entire loss from continuing operations was not recorded in 2005 due to the existence of the Company’s tax valuation reserve.

The loss from continuing operations in 2006 was $18.1 million, or $1.19 per basic and diluted share, compared to a loss of $27.7 million, or $2.59 per basic and diluted share in 2005.

As a result of the sale of the Heavy Duty OEM business on March 1, 2005, the results of this business are treated as a discontinued operation. For the period prior to the sale in 2005, the discontinued operation reported income after taxes of $0.8 million or $0.08 per basic and diluted share.

The difference between the $17.0 million selling price and the net book value of the Heavy Duty OEM assets, which were sold less transaction costs, resulted in the recording of a gain on sale after tax of $3.9 million or $0.36 per basic and diluted share in 2005.

As a result of the merger with Modine Aftermarket on July 22, 2005, there was an excess of net assets acquired over total consideration paid, which generated negative goodwill of $13.1 million or $1.22 per basic and diluted share, which was written off as extraordinary income in 2005.

The net loss in 2006 was $18.1 million or $1.19 per basic and diluted share, compared to a net loss of $9.9 million, or $0.93 per basic and diluted share a year ago.

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

Gross margin, as a percentage of net sales, was 16.6% in 2005 versus 20.1% in 2004. This reduction reflects actions taken at our Nuevo Laredo facility to lower production levels in order to reduce inventory levels and generate cash flow. As a result, there was a $3.4 million increase in unabsorbed overhead which lowered gross margin during the period. Margins in 2005 were also impacted, for the third consecutive year, by double digit increases in commodity costs. As an example, copper prices during 2005 rose approximately 30% and were at their highest levels at year end. Within the automotive and light truck heat exchange product lines, the Company has been unable to recover these commodity cost increases due to market conditions; however, in the heavy duty heat exchange product lines, it has had some success. Automotive and light truck heat exchange product margins were also lowered by the increasing competitive pricing pressure being experienced in this market. Gross margin was also impacted by the $2.5 million write-off of the fair market value adjustment of inventory which was recorded as part of the merger purchase accounting entry, with respect to the Modine Aftermarket transaction. Margins in 2005 were also lowered by $0.4 million as a result of restructuring costs associated with the write down of inventory to net realizable value and by a increase in its accrual for customer adjustments due to lower than anticipated sales in a particular product category.

Selling, general and administrative expenses increased as a percentage of net sales to 22.3% in 2005 from 18.3% in 2004. While spending increased by $26.3 million or 66%, this was largely attributable to the impact of the merger. Costs associated with operating the seventy-four branch locations added as a result of the merger are included in selling, general and administrative expense. In addition, the Company incurred approximately $1.5 million of costs associated with the integration of IT, communications and financial information of the two businesses as well as costs associated with the Company’s name change from Transpro, Inc. to Proliance International, Inc. In addition, the year-over-year increase reflects $1.0 million of costs attributable to Sarbanes-Oxley compliance activities initiated during the year, approximately $1.6 million from higher employee health care costs and approximately $0.9 million from higher freight costs caused by the rising price of fuel. Selling, general and administrative expense levels were lowered by $0.8 million in 2005 due to the sale of surplus machinery and equipment acquired in the merger. These assets had been written down to a zero net book value in the purchase accounting entry, and the cash proceeds were recorded as a gain on sale of fixed assets.

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

Interest costs in 2005 of $8.0 million were $3.2 million above the prior year due to higher discounting fees associated with participating in customer sponsored vendor payment programs and higher average interest rates which were offset partially by the impact of lower average debt levels. Discounting fees for 2005 were $4.0 million compared to $1.5 million in 2004. This reflects increased participation in the programs offered by our customers. These discounting fees are also impacted by the rising interest rates and the Company’s higher sales levels to customers offering these programs. Average interest rates on our revolving credit facility were 5.85% in 2005 compared to 4.29% in 2004, while average debt levels were $48.3 million in 2005 vs. $50.9 million in 2004.

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

The net loss for 2005 was $9.9 million or $0.93 per basic and diluted share, compared to net income of $5.2 million, or $0.72 per basic and diluted share during 2004.

Financial Condition, Liquidity and Capital Resources

During 2006, cash used in operating activities was $5.2 million. Continuing operations accounts receivable levels increased by $1.0 million due primarily to a higher level of net trade sales during the fourth quarter of 2006 than in the same period of 2005. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections, as long as they are cost effective. Inventory levels decreased by $4.0 million reflecting inventory reduction actions taken during the fourth quarter of 2006, which more than offset the impact of rising commodity costs. The Company lowered inventory by $18.1 million during the fourth quarter of 2006 from the balance at the end of the third quarter of 2006 by initiating actions to reduce production at its manufacturing locations and lower product purchases in order to reduce inventory to more appropriate levels. The inventory reduction actions were necessary due to the higher inventory levels on hand because of the shorter ‘‘summer selling’’ season and the Company’s desire to reduce working capital by improving inventory through-put and lowering restocking levels. The fourth quarter and full-year inventory reductions included $1.8 million due to the Company’s decision to change the way it estimated the period over which capitalized product cost variances were written off. As a result of the change in estimate, inventory was lowered and cost of sales increased during the fourth quarter of 2006. Accounts payable levels rose by $6.8 million reflecting the Company’s attempts to balance vendor payments with incoming receipts and increased activity to support the higher sales levels. The change in other operating assets and liabilities primarily reflects a $5.2 million advance to several vendors made by the Company’s European subsidiary in anticipation of estimated future purchase requirements.

In 2005, operating activities generated cash flow of $2.7 million. This was comprised of $1.8 million generated by continuing operations and $0.9 million generated by the discontinued heavy duty OEM business prior to its sale on March 1, 2005. For the full year, continuing operations accounts receivable levels were lowered by $6.3 million as the impact of increased balances reflecting higher sales levels was more than offset by the Company’s continued participation in customer sponsored payment programs and other collection actions. Continuing operations inventory levels for the full year were lowered by $8.7 million, due to actions undertaken by management in the second half of the year. Production levels at the Company’s manufacturing plants were lowered and the level of purchases from outside third parties was reduced in order to lower inventory levels which had risen due to a slow start to the normal selling season and inventory added by the merger with Modine. While these production cutbacks resulted in increased levels of unabsorbed overhead being charged against operations, the Company was able to generate cash which was utilized to pay down debt levels and fund operations. Accounts payable levels rose by $8.5 million as the Company attempted to balance vendor payments with the continuing trend towards longer customer payment terms. During the second half of 2005, continuing operations generated $20.1 million of cash flow from operating activities which offset the $18.3 million of cash flow used by operations during the first half of 2005. This cash flow in the second half of the year is largely due to inventory reduction programs initiated by the Company. These programs included cutbacks in production and purchasing levels and actions to lower inventory levels added as a result of the Modine Aftermarket merger. Additional funds were also generated by the collection of accounts receivable. Funds generated were utilized for operating activities and to fund restructuring actions with occurred in the second half of the year.

Cash flow generated from operating activities during 2004 was $13.5 million. Of this amount, $9.2 million was generated by continuing operations and $4.3 million by our discontinued operation. Income from continuing operations was a loss of $0.3 million compared to a net loss of $5.3 million in 2003 reflecting increased sales levels and the Company’s cost reduction activities. Continuing operations accounts receivable levels decreased by $7.0 million as the Company accelerated the collection of certain customer receivables utilizing cost effective customer sponsored payment programs administered by financial institutions, which offset the impact of increased receivable balances as a result of higher sales levels. These accelerated collections were done in an effort to offset the continuing trend towards longer customer payment terms by ‘‘blue chip’’ customers, at a cost effective discount rate. Inventory levels grew $3.6 million in order to support the higher anticipated sales levels and the sourcing of product from off shore suppliers. Inventory turns approximated the levels achieved in 2003 reflecting management’s efforts to balance inventory levels in line with customer service requirements. Accounts payable were reduced by $0.3 million. Accrued expenses rose by $1.7 million due in part to management incentive accruals which were zero in 2003.

During 2006, the Company had $7.6 million of capital expenditures primarily for cost reduction activities, product construction conversions from copper/brass to aluminum, the conversion of an existing copper/brass tube mill to aluminum and computer system upgrades in the U.S. and in Europe. The $8.9 million of capital spending during 2005 was primarily associated with the opening of a new distribution center located in Southaven, Mississippi, the implementation of new product introductions and cost reduction activities. Capital expenditures are expected to approximate $6.5 million to $7.5 million in 2007, which will include expenditures associated with the continuing upgrade of computer systems in the U.S. and Europe, new product introductions and cost reduction actions. It is anticipated that these expenditures will either be funded by operations, leasing actions or from borrowings under the existing revolving credit agreement.

During the second quarter of 2006, the Company announced that it had entered into an agreement to purchase the heater core assets of Standard Motor Products, Inc.’s Four Seasons Division. The transaction has a total estimated net purchase price of $1.5 million to $2.0 million and will close in two phases, the first, which includes the fixed assets, was closed on October 10, 2006 at a purchase price of $1.0 million and the final closing will be no later than early in 2008.

During the fourth quarter of 2006, the Company recorded the settlement of litigation with the former financial controller of its Nuevo Laredo, Mexico facility concerning the embezzlement of funds. The settlement included the non-cash recovery from the former controller of $1.0 million reflecting the embezzled funds ($0.5 million), interest income ($0.2 million) and the recovery of previously expensed legal and professional fees ($0.3 million) and the payment by the Company of $1.2 million in cash to the bank in return for title to the warehouse building in Laredo, Texas which the Company previously leased from the financial controller. In addition, in the fourth quarter of 2006, the Company entered into a lease agreement to replace and upgrade its U.S. computer system at a lower on-going cost. In a 2005 non-cash transaction, the Company entered into a long-term capital lease for the purchase of racking to be used at its new distribution center. In addition, during the third quarter of 2004, in a non-cash transaction, the Company sold $1.6 million of inventory and fixed assets, associated with its condenser product line, at its net book value, to a vendor in return for a reduction in the Company’s accounts payable to that vendor and a 24-month supply agreement commencing on January 1, 2005.

As further disclosed in Note 5 of the Notes to Consolidated Financial Statements, on July 22, 2005, the Company completed its merger with Modine Aftermarket. Transaction costs approximated $8.7 million, of which $0.9 million were paid in 2006, $6.4 million during 2005 and $1.4 million during 2004. During the years ended December 31, 2006 and 2005, the Company had expenditures of $1.0 million and $3.0 million, respectively, for restructuring activities impacting Modine facilities which were accrued on the acquisition balance sheet.

On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17.0 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and fund operations.

Cash dividends paid to a preferred shareholder were approximately $0.1 million in 2006, 2005 and 2004.

Total debt outstanding at December 31, 2006 was 55.2 million, $13.3 million higher than at the end of 2005. This increase reflects funds required to meet the needs of ongoing operating activities, capital expenditures and restructuring expenses associated with the merger. At December 31, 2006, the

Company had $2.5 million available for future borrowing under its Loan Agreement, after deducting the $5.0 million availability block required by the agreement. The Company was in compliance with the covenants contained in the Loan Agreement, as amended as of December 31, 2006.

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

On October 20, 2005, the Company further amended its Loan and Security Agreement. Under the amended Loan Agreement, the Unused Line Fee was reduced through June 30, 2006. The amended Loan Agreement changed financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if Excess Availability exceeds $15.0 million) such that minimum EBITDA for the September 30, 2005 and December 31, 2005 test dates was a higher negative amount, and (ii) minimum Excess Availability ($5.0 million at all times through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the Maximum Credit under the amended Loan Agreement of $80.0 million or the Revolving Loan Ceiling. The amended Loan Agreement also added a financial covenant requiring that consolidated inventory, excluding the Company’s NRF and Mexpar subsidiaries, as of December 31, 2005 would not exceed $122.0 million. The Company was in compliance with this covenant. The Company was required to, and did, satisfy customary conditions to the amendment of the Loan Agreement.

On March 31, 2006, the Company further amended its Loan and Security Agreement    The amended Loan Agreement changed financial covenants for (i) minimum earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) (tested quarterly commencing December 31, 2005 and not required if Excess Availability, as defined in the agreement, equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date) such that minimum EBITDA required during the twelve month periods ending on March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 is reduced, and (ii) minimum Excess Availability ($3.0 million from March 31, 2006 through May 31, 2006 and $5.0 million from June 1, 2006 through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the maximum credit under the amended Loan Agreement of $80.0 million or the Revolving Loan Ceiling, as defined in the agreement. In addition, a Fixed Charge

Coverage Ratio financial covenant was added which requires that on December 31, 2007 and on each March 31, June 30, September 30, and December 31 thereafter, in each case for the 12 months ended, a Fixed Charge Coverage Ratio, as defined in the Loan Agreement, will be not less than 1.00 to 1.00. Compliance with the Fixed Charge Coverage Ratio covenant will not be required on any test date if Excess Availability equals or exceeds $15.0 million at all times during the three month period immediately preceding such test date.

On October 23, 2006, the Company further amended its Loan Agreement. The Amendment, which is effective as of September 30, 2006, revises certain financial covenants such that the (i) minimum EBITDA (which is tested quarterly) required during the twelve-month period ending on September 30, 2006 is reduced from $4.0 million to $750,000 (compliance with the covenant is not required if Excess Availability exceeds $15.0 million at all times during the three-month period immediately preceding such test date), and (ii) the requirement of $5.0 million minimum Excess Availability is extended until Lender’s receipt of the Company’s December 31, 2006 audited financial statements. In addition, the Inventory Loan Limit was reduced from $55.0 million to $49.0 million in October 2006, $46.0 million in November 2006, $43.0 million in December 2006 and $40.0 million thereafter.

Subsequent to December 31, 2006, the Company has undertaken several actions in an effort to obtain a more flexible financial package and additional borrowing availability to meet its ongoing working capital needs. On January 3, 2007, the Company further amended its Loan Agreement. The Amendment, which is effective as of December 19, 2006, revises the inventory loan limit to reflect the Company’s continued progress in reducing its inventory levels. The Inventory Loan Limit was previously $43,000,000 from December 1, 2006 through December 31, 2006 and $40,000,000 from and after January 4, 2007. The revised limits are $43,000,000 from December 19, 2006 through January 4, 2007, $42,750,000 from January 5, 2007 through January 11, 2007, $42,500,000 from January 12, 2007 through January 18, 2007, $42,250,000 from January 19, 2007 through January 25, 2007, $42,000,000 from January 25, 2007 through February 1, 2007, $41,750,000 from February 2, 2007 through February 8, 2007, $41,500,000 from February 9, 2007 through February 15, 2007, $41,250,000 from February 16, 2007 through February 22, 2007 and $41,000,000 from and after February 23, 2007.

On January 19, 2007, the Company further amended its Loan Agreement. The Amendment, which was effective as of January 19, 2007, reduced the amount of Minimum Excess Availability which the Company is required to maintain from $5,000,000 to $2,500,000 from and after January 19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the ‘‘Agreement’’). The Agreement amended and restated the Company’s existing Loan Agreement to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness is secured by substantially all of the assets of the Company, including its owned real property locations in various locations across the United States. The Term B loan will mature in July 2009, but may be automatically extended for successive one-year terms. The agreement added or reset certain financial covenants including (i) EBITDA for the Company and certain of it subsidiaries and (ii) capital expenditures. The Agreement does not affect the amount of Minimum Excess Availability that the Company is required to maintain. The Company has also committed to proceed to obtain additional debt financing from new lenders, the proceeds of which will be used to reduce the principal amount of indebtedness of the Term B loan from $8.0 million to $4.0 million and for general working capital purposes. Although the Company anticipates these improvements with its financial package will be completed in the near future, there can be no assurance as to whether or when these improvements will materialize.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the existing Loan Agreement. The Company’s working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck product lines. Changes in market conditions, the effects of which may not be offset by the Company’s actions in the short-term, could have an impact on the Company’s available liquidity and results of operations. The Company has taken actions during 2007 to improve its liquidity and is attempting to take additional actions, however there can be no assurance that they will be consummated on a timely basis, or at all. In addition, the Company’s future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company’s significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company’s results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of extended customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. The Company believes that its cash flow from operations, together with borrowings under its Loan Agreement, will be adequate to meet its near-term anticipated ordinary capital expenditures and working capital requirements. However, the Company believes that the amount of borrowings available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

The following table summarizes the Company’s outstanding material contractual obligations as of December 31, 2006:

	Payments Due by Period
Type of Obligation	Less Than 1 Year		2-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Revolving credit facility(1)	$52,672		$—	$—	$—	$52,672
Term loan(4)	340		907	—	—	1,247
Pension plan contribution	3,175	(2)	—	—	—	3,175
Capital lease obligations	525		748	10	—	1,283
Operating leases	7,342		10,202	3,811	1,896	23,251
Purchase obligations	24,814	(3)	—	—	—	24,814
Total	$88,868		$11,857	$3,821	$1,896	$106,442

(1)	Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report. Based upon year end borrowing levels and interest rates, annual interest cost would approximate $4.1 million.

(2)	Pension plan contributions reflect expected disbursements in 2007 as calculated by the Company’s third-party actuary. Estimated contributions for future years are not currently determinable as they will be impacted by changes in discount rates, pension plan performance and other factors.

(3)	Purchase obligations for goods and services outstanding at the end of the year which normally are consumed over a period of less than 12 months. This is not reflective of total consumption over a 12-month period.

(4)	On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement. The Amended Agreement included a Term B loan in the amount of $8.0 million. Monthly repayments of this Term B loan commence on October 1, 2007, and the final payment is on July 21, 2009. Repayments of the Term B loan during 2007 will be $0.5 million and during the period 2008 to 2009 $7.5 million.

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

Pension Plans.    The Company establishes and periodically reviews the assumptions used in the measurement of its domestic and foreign retirement plans. The discount rate used in the assumption will change in relation to increases or decreases in applicable published bond indices. At December 31, 2006, the discount rate for domestic plans was 5.97%, which was developed by matching yields on selected highly rated Aaa or Aa corporate bonds with benefit payment streams of the Company’s plans. The return on assets for domestic plans reflects the long-term rate of return on plan assets expected to be realized over a ten-year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company’s domestic pension plan assumptions currently include a 9% long-term annual rate of return, which is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance. Each 1% increase or decrease in the expected rate of return assumption would decrease or increase the net periodic plan cost by $0.2 million. Differences between actual and assumed portfolio performance as well as the impact of changes in discount rates are included in the calculation of the Company’s accrued pension costs by a third-party actuary. In the future, the domestic plan unrecognized net loss, of $4.0 million at December 31, 2006, along with changes in any of the underlying pension assumptions, and the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts. Absent any other changes, a 1% change in the discount rate increases or decreases pension expense by $0.2 million per year and the pension benefit obligation by $3.3 million. Other material assumptions which are reviewed annually include the compensation increase rates, rates of employee termination and rates of participant mortality. In 2006, the Company changed the mortality table which it utilizes from the 1983 Group Annuity Mortality table to the RP2000 mortality table, in order to better match current mortality levels. The impact of this change was a $0.7 million increase in the pension benefit obligation at December 31, 2006 and a $0.5 million increase in the minimum pension adjustment reflected in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet as of December 31, 2006.

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

The Company also manages its metals commodity pricing exposure by attempting to pass through any cost increases to its customers. During the last four years, commodity prices increased significantly over the prior year. While the Company has been successful in passing through some price increases on its heavy duty products, on its automotive and light truck heat exchange products, it has been unable to do so. As a result, the Company has been forced to generate other cost reduction activities in order to offset these impacts. There is no assurance that the Company will be successful in raising prices to its customers in the future or that it will be able to generate sufficient cost reductions to offset rising commodity prices. The Company currently does not use financial derivatives or other methods to hedge transactions with respect to its metals consumption.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (‘‘FIN 48’’) ‘‘Accounting for Uncertainty in Income Taxes.’’ This Interpretation is effective for fiscal years beginning after December 15, 2006, and will result in financial statements reflecting the expected future tax consequences of uncertain tax positions. The Company is currently evaluating what impact, if any, this will have on our reported results; however, the Company does not expect that adoption of this Interpretation will have a material impact on its results of operations.

In September 2006, the Financial Accounting Standards Board issued FASB Statement 158 (‘‘FAS 158’’) ‘‘Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.’’ FAS 158 requires the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders’ equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Statement also requires that the pension valuation be performed as of the Company’s year end, which requirement had no impact on the Company as that was the date previously used. The Company adopted the provisions of FAS 158, as required, at December 31, 2006 for its domestic and foreign pension plans. The impact of adopting FAS 158 for the Company’s domestic and foreign plans was an increase in the charge to accumulated other comprehensive income of $0.6 million and $0.3 million, respectively, at December 31, 2006. The foreign plan impact is net of $0.2 million of foreign income taxes.

Also, in September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (‘‘SAB’’) 108 concerning the Quantification of Misstatements in Financial Statements. This is effective for years ending after November 15, 2006 and requires registrants to perform both of the two acceptable approaches in quantifying misstatements. The ‘‘rollover’’ approach focuses on the amount by which the current year income statement is misstated while the ‘‘iron curtain’’ approach focuses on the misstatement of the balance sheet. Previously, a registrant could use one or the other approach to determine whether a misstatement had a material impact. Adoption of this SAB did not have any impact on the Company’s reported results.

The Pension Protection Act of 2006 (‘‘PPA’’) was signed by the President and enacted in August, 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year 2008. While the Company is currently evaluating the impact that the PPA will have on future contributions, it is not expected to have a material impact.

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

The Company’s interest rate risk is sensitive to changes in interest rates. At December 31, 2006, the Company had a Loan Agreement, under which $53.9 million was outstanding. The weighted average interest rate on the Loan Agreement during 2006 was 7.4%. Interest on the Loan Agreement is based on, at the Company’s option, the Eurodollar loan rate plus a Eurodollar margin or the prime rate. The Eurodollar margin is between 1.75% and 2.25%. The impact of a 10% change in market interest rates would not have a material impact on the Company’s results of operations.

The Company has sales and manufacturing facilities in Europe and Mexico. As a result, changes in foreign currency exchange rates and changes in the economic conditions in Europe and Mexico could affect financial results. The Company has accounted for transactions associated with these foreign operations in accordance with the guidance established under Financial Accounting Standards No. 52, ‘‘Foreign Currency Translation.’’ As of December 31, 2006, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $32.9 million. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates at December 31, 2006 would be $3.3 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely all move in the same direction relative to the dollar. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with retail customers in the Company’s Domestic segment where the top five customers comprise 34% of net sales in 2006 and 30% of the outstanding trade accounts receivable balance at December 31, 2006. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management’s expectations of the industry and the overall economy. As of December 31, 2006, the Company had no other significant concentration of credit risk.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Proliance International, Inc.:

We have audited the accompanying consolidated balance sheets of Proliance International, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the information for the years ended December 31, 2006, 2005 and 2004 set forth in financial statement schedule II included herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proliance International, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2006, 2005 and 2004.

As discussed in Notes 2 and 3, to the Notes to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), and effective December 31, 2006 adopted SFAS No. 158.

/s/ BDO Seidman, LLP
Valhalla, NY
March 27, 2007

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Net sales	$416,095	$296,838	$218,433
Cost of sales	324,262	247,430	174,575
Gross margin	91,833	49,408	43,858
Selling, general and administrative expenses	93,811	66,313	39,987
Restructuring charges	3,129	3,854	—
Operating (loss) income from continuing operations	(5,107)	(20,759)	3,871
Interest expense	11,228	7,958	4,812
Loss from continuing operations before taxes	(16,335)	(28,717)	(941)
Income tax provision (benefit)	1,720	(986)	(592)
Loss from continuing operations	(18,055)	(27,731)	(349)
Income from discontinued operation, net of $506 and $200 of income tax in 2005 and 2004	—	848	5,527
Gain on sale of discontinued operation, net of income tax of $2,331	—	3,899	—
Extraordinary income – negative goodwill	—	13,053	—
Net (loss) income	$(18,055)	$(9,931)	$5,178
Basic (loss) income per common share:
From continuing operations	$(1.19)	$(2.59)	$(0.06)
From discontinued operation	—	0.08	0.78
From gain on sale of discontinued operation	—	0.36	—
From extraordinary income – negative goodwill	—	1.22	—
Net (loss) income per common share – basic	$(1.19)	$(0.93)	$0.72
Diluted (loss) income per common share:
From continuing operations	$(1.19)	$(2.59)	$(0.06)
From discontinued operation	—	0.08	0.78
From gain on sale of discontinued operation	—	0.36	—
From extraordinary income – negative goodwill	—	1.22	—
Net (loss) income per common share – diluted	$(1.19)	$(0.93)	$0.72
Weighted average common shares – basic	15,254	10,714	7,106
Weighted average common shares and equivalents – diluted	15,254	10,714	7,106

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$3,135	$4,566
Accounts receivable (less allowance of $5,543 and $5,391)	58,209	58,296
Inventories	118,912	121,050
Other current assets	7,498	4,955
Total current assets	187,754	188,867
Property, plant and equipment, net	23,876	20,333
Other assets	12,732	8,139
Total assets	$224,362	$217,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility and current portion of long-term debt	$53,545	$39,705
Accounts payable	58,114	50,956
Accrued liabilities	28,355	29,702
Total current liabilities	140,014	120,363
Long-term debt	1,657	2,228
Retirement and postretirement obligations	5,446	5,822
Deferred income taxes	1,165	899
Other long-term liabilities	1,607	778
Total long-term liabilities	9,875	9,727
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value:
Authorized 200,000 shares; issued and outstanding – none at December 31, 2006 and 2005	—	—
Series B convertible preferred stock, $.01 par value:
Authorized 30,000 shares; issued and outstanding – 12,781 at December 31, 2006 and 2005 (liquidation preference $1,278)	—	—
Common stock, $.01 par value: Authorized 47,500,000 and 47,500,000 shares, issued 15,339,892 and 15,297,769 shares, outstanding 15,297,956 and 15,255,833 shares at December 31, 2006 and 2005, respectively	153	152
Paid-in capital	105,772	105,642
Accumulated deficit	(29,967)	(11,848)
Accumulated other comprehensive loss	(1,470)	(6,682)
Treasury stock, at cost, 41,936 shares at December 31, 2006 and 2005	(15)	(15)
Total stockholders’ equity	74,473	87,249
Total liabilities and stockholders’ equity	$224,362	$217,339

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(18,055)	$(9,931)	$5,178
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities from continuing operations:
Income from discontinued operation	—	(1,354)	(5,727)
Gain on sale of discontinued operation	—	(6,230)	—
Depreciation and amortization	5,184	4,547	4,707
Deferred income taxes	510	1,123	(870)
Provision for uncollectible accounts receivable	2,616	3,279	509
Non-cash restructuring charges	189	1,851	—
Non-cash stock compensation costs	131	—	—
Non-cash litigation settlement	(969)	—	—
Gain on sale of building	(272)	(272)	(276)
Extraordinary income – negative goodwill	—	(13,053)	—
Changes in operating assets and liabilities, net of acquisition’s opening balance sheet:
Accounts receivable	(1,028)	6,336	6,987
Inventories	4,009	8,677	(3,596)
Accounts payable	6,754	8,538	(331)
Accrued liabilities	(472)	771	1,665
Other	(3,828)	(2,460)	938
Net cash (used in) provided by operating activities of continuing operations	(5,231)	1,822	9,184
Net cash provided by operating activities of discontinued operation	—	852	4,278
Net cash (used in) provided by operating activities	(5,231)	2,674	13,462
Cash flows from investing activities:
Capital expenditures by continuing operations	(7,569)	(8,892)	(3,188)
Capital expenditures by discontinued operation	—	—	(1,701)
Sales and retirements of fixed assets	116	901	194
Cash on Modine Aftermarket acquisition balance sheet	—	6,300	—
Cash expenditures for restructuring costs on Modine Aftermarket acquisition balance sheet	(952)	(3,039)	—
Cash expenditures for merger transaction costs	(952)	(6,426)	(1,369)
Proceeds from sale of discontinued operation	—	17,000	—
Net cash (used in) provided by investing activities	(9,357)	5,844	(6,064)
Cash flows from financing activities (all from continuing operations):
Dividends paid	(64)	(64)	(64)
Net (repayments) borrowings under revolving credit facility	13,867	(2,525)	(6,068)
Repayments under term loan and capitalized lease obligations	(915)	(1,278)	(1,140)
Deferred debt issuance costs	(156)	(299)	—
Proceeds for stock option exercises	—	15	—
Net cash provided by (used in) financing activities	12,732	(4,151)	(7,272)
Effect of exchange rate changes on cash	425	(98)	—
Net (decrease) increase in cash and cash equivalents	(1,431)	4,269	126
Cash and cash equivalents at beginning of year	4,566	297	171
Cash and cash equivalents at end of year	$3,135	$4,566	$297

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock	Paid-in Capital	Treasury Stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance at December 31, 2003	$71	$55,041	$(15)	$(6,967)	$(4,510)	$43,620
Net income	—	—	—	5,178	—	5,178
Adjustment for minimum pension liability	—	—	—	—	(1,899)	(1,899)
Comprehensive income	—	—	—	—	—	3,279
Preferred stock dividends declared	—	—	—	(64)	—	(64)
Balance at December 31, 2004	71	55,041	(15)	(1,853)	(6,409)	46,835
Net loss	—	—	—	(9,931)	—	(9,931)
Adjustment for minimum pension liability	—	—	—	—	347	347
Foreign currency translation adjustment	—	—	—	—	(620)	(620)
Comprehensive loss	—	—	—	—	—	(10,204)
Common stock issued for option exercises (4,000 shares)	—	15	—	—	—	15
Common stock issued for merger (8,145,810 shares)	81	50,586	—	—	—	50,667
Preferred stock dividends declared	—	—	—	(64)	—	(64)
Balance at December 31, 2005	152	105,642	(15)	(11,848)	(6,682)	87,249
Net loss	—	—	—	(18,055)	—	(18,055)
Adjustment for minimum pension liability	—	—	—	—	1,704	1,704
Foreign currency translation adjustment	—	—	—	—	3,508	3,508
Comprehensive loss	—	—	—	—	—	(12,843)
Restricted common stock issued (49,426 shares)	—	—	—	—	—	—
Common stock from merger cancelled (7,303 shares)	—	—	—	—	—	—
Stock-based compensation	1	130	—	—	—	131
Preferred stock dividends declared	—	—	—	(64)	—	(64)
Balance at December 31, 2006	$153	$105,772	$(15)	$(29,967)	$(1,470)	$74,473

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Description of Business

Proliance International, Inc. (the ‘‘Company’’ or ‘‘Proliance’’) designs, manufactures and markets radiators, radiator cores, heater cores, air conditioning parts (including condensers, compressors, accumulators/driers and evaporators) and other heat transfer products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, oil coolers and other specialty heat exchangers for the heavy duty heat exchanger aftermarket.

Note 2    Summary of Significant Accounting Policies

Basis of Consolidation:    The Company’s consolidated financial statements include the accounts of all subsidiaries. Intercompany balances and transactions have been eliminated. As a result of the sale of the Company’s Heavy Duty OEM business on March 1, 2005, as discussed in Note 4, the operations of the Heavy Duty OEM business unit have been segregated and are shown in the consolidated financial statements and notes thereto as a discontinued operation.

As a result of the merger with the Modine Aftermarket business on July 22, 2005 (see Note 5), the reported results include a subsidiary with operations located throughout Europe. The operating results of this business are included in the Consolidated Statements of Operations on a one-month lag.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash overdrafts if any, are classified as current liabilities. The amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts Receivable:    The Company participates in several customer-sponsored payment programs in order to accelerate the collection of outstanding accounts receivable and offset the impact of lengthening customer payment terms. When invoices are submitted to the financial institution designated in each customer program for payment, this is done without recourse. At the time cash is received, receivables are reduced, and a discounting fee, classified in interest expense on the Consolidated Statement of Operations, is recorded. Discounting fee expense for the years ended December 31, 2006, 2005 and 2004 was $5.8 million, $4.0 million and $1.5 million, respectively. The Company establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and current economic conditions. Customer account balances are written off at the time they are deemed to be fully uncollectible. Taxes collected from customers and remitted to government agencies, such as sales tax and value-added tax, are recorded in sales on a net basis, and the tax liability is recorded at the time of the sale.

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

Goodwill:    Goodwill represents the excess of cost over the fair value of assets acquired. The Company follows Statement No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. At December 31, 2006 and 2005, no goodwill was recorded on the Consolidated Balance Sheet.

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

Foreign Currency Translation:    Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at the average exchange rates during the year. Resulting translation adjustments are reported as other comprehensive income (loss) in Stockholders’ Equity on the Consolidated Balance Sheet and remain there until the underlying foreign operation is liquidated or substantially disposed. Foreign currency transaction gains or losses are included in the Consolidated Statement of Operations under the caption ‘‘selling, general and administrative expenses’’ and were immaterial for the years ended December 31, 2006, 2005 and 2004.

Revenue Recognition:    Sales are recognized either when products are shipped to the customer or when they are received by the customer in accordance with the invoice shipping terms. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience or consistent with agreements currently in place with certain customers. In conjunction with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized, as a reduction of net sales, over the life of the agreement. Delivery charges billed to customers were not significant in 2006, 2005 or 2004. Freight costs for shipments of product to customers are included in selling, general and administrative expenses and amounted to $13.3 million, $9.0 million and $5.9 million in 2006, 2005 and 2004, respectively.

Advertising Costs:    The Company offers certain customers advertising and marketing allowances as a fixed percentage of sales. These allowances are recorded as a reduction to net sales. In addition, the Company incurs costs to advertise and promote its products. These costs, which are not material, are included in selling, general and administrative expenses as incurred.

Research and Development:    Research and development costs are expensed as incurred and approximated $0.4 million, $0.2 million and $0.1 million in 2006, 2005 and 2004 respectively.

Stock Compensation Costs:    Prior to January 1, 2006, the Company applied APB Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’ and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost was recognized in the financial statements with respect to stock options. Had compensation cost for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 ‘‘Accounting for Stock Based Compensation’’, as amended by SFAS No. 148 ‘‘Accounting for Stock-Based Compensation-Transition and Disclosure’’, the pro forma net (loss) income and (loss) income per share for the years ended December 31, would have been as follows:

	2005	2004
	(in thousands, except per share amounts)
Net (loss) income:
As reported	$(9,931)	$5,178
Stock-based compensation costs, net of tax	(491)	(263)
Pro forma	$(10,422)	$4,915
Basic and diluted net (loss) income per common share:
As reported	$(0.93)	$0.72
Pro forma	$(0.98)	$0.69

As a result of the merger with Modine Aftermarket on July 22, 2005, all outstanding unvested employee stock options became fully vested, thus the remaining unrecorded stock compensation costs related to those options are reflected in the table above in 2005.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), ‘‘Share-Based Payment’’, which had been issued by the Financial Accounting Standards Board in December 2004. SFAS No. 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost as a charge to operating results over the period during which an employee is required to provide service in exchange for the award, with the offset being additional paid-in capital. In adopting SFAS No. 123(R), the Company was required to recognize the unrecorded compensation expense related to unvested stock options issued prior to January 1, 2006. Results for the year ended December 31, 2006 include $2 thousand of compensation expense and additional paid-in capital relating to these options, which amount was recorded in the first quarter of 2006.

On March 2, 2006, the Board of Directors granted non-qualified stock options to purchase 140,337 shares of common stock under the Equity Incentive Plan, which plan was approved by shareholders at the Company’s July 22, 2005 Annual Shareholders’ Meeting. These awards have a term of ten years and vest to the employee 25% after each of the first four years after the grant date. The options were granted at an exercise price of $5.27, which represents the closing price of the Company’s stock on the date of grant. During the twelve months ended December 31, 2006, unvested options to purchase 16,779 shares from the original grants were cancelled. Using the Black-Scholes option pricing model, the Company determined that the fair value per option share granted was $2.90. Assumptions used in the calculation included expected volatility of 52.94%, a risk-free interest rate of 4.50% and an expected life of six years. Expected volatility is based on historical fluctuations in the value of the Company’s common stock and the expected term is based on historical data. The risk-free interest rate reflects the U.S. Treasury T-bill rate at the time of the grant. The Company will record $358 thousand of compensation expense over the four-year vesting period of the options, subject to adjustment for the fair value of any unvested stock options which are forfeited in the future. Results for the year ended December 31, 2006 include $75 thousand of compensation expense related to these stock option grants.

On March 2, 2006, the Board of Directors also granted 56,138 shares of restricted stock under the Equity Incentive Plan. These shares vest in four equal annual installments on the anniversary date of the grant. During the twelve months ended December 31, 2006, 6,712 unvested shares of restricted stock were cancelled. Based on the market price of the common stock on the date of grant, $5.27 per share, compensation expense of $260 thousand will be recognized over the vesting period of the restricted shares. The offset will be common stock and paid-in capital. This amount will be subject to adjustment for the fair value of any unvested restricted shares which are forfeited in the future. Results for the year ended December 31, 2006 include compensation expense of $54 thousand related to these restricted shares. The restricted stock is treated as issued and outstanding on the date of grant; however, it is excluded from the calculation of basic (loss) income per share until the shares are vested.

On March 2, 2006, the Board of Directors also granted 168,414 shares of performance restricted stock under the Equity Incentive Plan. These shares vest in four equal annual installments on the anniversary date of the grant; however, these shares are forfeited to the extent certain pre-established net income and cash flow targets for 2006 are not achieved. In the third quarter, management determined that it would not achieve the net income target for 2006, resulting in an adjustment of $41 thousand to compensation expense previously recorded in the first and second quarters of 2006. During the fourth quarter, management determined that it would not achieve the cash flow from operations target for 2006, resulting in an adjustment of $47 thousand to compensation expense previously recorded during the nine months ended September 30, 2006. In addition, the remaining

148,277 shares of performance restricted stock outstanding were cancelled. At December 31, 2005 and 2004, there was no outstanding performance restricted stock.

Income Taxes:    Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that such assets will not be realized. Interest and penalties on income tax payments, when incurred, are included in interest expense in the Consolidated Statement of Operations.

Concentration of Credit Risk and Availability of Funds:    The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with customers in the Company’s Domestic segment where the top five customers comprise 34% of net sales in 2006. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management’s expectations of the industry and the overall economy. As of December 31, 2006, the Company had no other significant concentrations of credit risk.

The Company’s financial statements have been prepared on the basis of continuity of operations as well as realization of assets and the satisfaction of liabilities in the ordinary course of business. The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings under the Company’s Loan Agreement. The Company’s working capital requirements peak during the first and second quarters, reflecting the normal seasonality in the Domestic segment. In addition, the Company’s future cash flow may be impacted by industry trends towards lengthening customer payment terms or the extension of customer sponsored payment arrangements. The Company utilizes customer-sponsored payment programs administered by financial institutions in order to accelerate the collection of receivables and offset the impact of these longer terms. The Company intends to continue utilizing these programs as long as it is a cost effective tool to accelerate cash flow. Management believes that cash flow from operations, together with the debt financing described in Note 9 herein, will be adequate to finance ongoing operations. However, management believes that the amount of funds available under the Loan Agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek additional sources of capital. However, no assurance can be given that the Company would be successful in securing such additional sources of capital.

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

Note 3    Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (‘‘FIN 48’’) ‘‘Accounting for Uncertainty in Income Taxes.’’ This Interpretation is effective for fiscal years beginning after December 15, 2006, and will result in financial statements reflecting the expected future tax consequences of uncertain tax positions. The Company is currently evaluating what impact, if any, this will have on our reported results; however, the Company does not expect that adoption of this Interpretation will have a material impact on its results of operations.

In September 2006, the Financial Accounting Standards Board issued FASB Statement 158 (‘‘FAS 158’’) ‘‘Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.’’

FAS 158 requires the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders’ equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Statement also requires that the pension valuation be performed as of the Company’s year end, which requirement had no impact on the Company as that was the date previously used. The Company adopted the provisions of FAS 158, as required, at December 31, 2006 for its domestic and foreign pension plans. The impact of adopting FAS 158 for the Company’s domestic and foreign plans was an increase in the charge to accumulated other comprehensive income of $0.6 million and $0.3 million, respectively, at December 31, 2006. The foreign plan impact is net of $0.2 million of foreign income taxes.

Also, in September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (‘‘SAB’’) 108 concerning the Quantification of Misstatements in Financial Statements. This is effective for years ending after November 15, 2006 and requires registrants to perform both of the two acceptable approaches in quantifying misstatements. The ‘‘rollover’’ approach focuses on the amount by which the current year income statement is misstated while the ‘‘iron curtain’’ approach focuses on the misstatement of the balance sheet. Previously, a registrant could use one or the other approach to determine whether a misstatement had a material impact. Adoption of this SAB did not have any impact on the Company’s reported results.

The Pension Protection Act of 2006 (‘‘PPA’’) was signed by the President and enacted in August 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year 2008. While the Company is currently evaluating the impact that the PPA will have on future contributions, it is not expected to have a material impact.

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

Heavy Duty OEM results for all periods are shown in the attached Consolidated Statements of Operations as results of discontinued operation. Net sales for the Heavy Duty OEM business were $9.3 million for the period January 1, 2005 through the date of the sale, March 1, 2005, while net sales for the year ended December 31, 2004 were $49.7 million. Income from discontinued operation for the period January 1, 2005 through the date of the sale, March 1, 2005, was $0.8 million, which is net of $0.5 million of tax, and $5.5 million for the year ended December 31, 2004, which is net of $0.2 million of tax. The Company did not allocate any interest expense to the discontinued operation.

In conjunction with the sale of the Heavy Duty OEM business to Modine, the Company entered into a supply agreement to continue providing Modine’s Jackson, Mississippi plant, which was acquired in the transaction, with products it had been purchasing from Proliance facilities. This agreement is anticipated to end in 2007. During the year ended December 31, 2006, the Company recorded $1.7 million of net trade sales to Modine under this supply agreement and from the date of the sale through December 31, 2005, the Company recorded $6.4 million of net trade sales to Modine. During the year ended December 31, 2004, the Company’s continuing operations had $6.9 million of intercompany sales with the Heavy Duty OEM business.

Note 5    Merger with Modine Aftermarket Business

On July 22, 2005, following receipt of approval of the Company’s stockholders, the Company completed its merger transaction pursuant to which Modine Aftermarket Holdings, Inc. (‘‘Modine Aftermarket’’) merged into the Company. Modine Aftermarket was spun off from Modine immediately prior to the merger and consisted of Modine’s aftermarket business. The Modine Aftermarket business manufactured and distributed heat exchange and temperature control products in North and Central America and Europe. Upon effectiveness of the merger, the Company changed its name to ‘‘Proliance International, Inc.’’ (‘‘Proliance’’). In connection with the merger, the Company issued a total of 8,145,810 shares of its common stock to Modine shareholders, or 0.235681 shares for each outstanding Modine common share. Immediately after the effectiveness of the merger, prior Transpro, Inc. shareholders owned 48% of the combined company on a fully diluted basis, while Modine shareholders owned the remaining 52%. For accounting purposes, the Company was the acquirer. The Company was notified by Modine during 2006 that 7,303 of the shares issued in the merger should be cancelled as they represented unvested restricted shares issued to Modine employees who terminated employment prior to the shares being vested. As a result of the merger, the Company is focused predominantly on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe.

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of the acquisition. The Consolidated Statements of Operations include the results of the acquired business for the periods subsequent to the acquisition date.

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

Included in current liabilities assumed were accrued expenses associated with restructuring Modine facilities. The excess ($33.3 million) of the net assets acquired over the total consideration was first utilized to write-down to zero the acquired property, plant and equipment and intangible assets of the Modine Aftermarket business (totaling $20.2 million). The remaining amount, $13.1 million, was included as extraordinary income negative goodwill, in the determination of net income for the year ended December 31, 2005 in the attached Consolidated Statements of Operations.

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

Note 6    Restructuring Charges

In conjunction with the merger with Modine Aftermarket, the Company commenced a 12 to 18 month restructuring program expected to result in one-time charges of $10 million to $14 million. These actions have resulted in lower costs and increased manufacturing and operating efficiencies and include activities impacting existing Proliance locations, which resulted in charges to the income statement, and activities impacting locations acquired in the Modine Aftermarket merger, which costs were accrued on the opening balance sheet as a purchase accounting entry. Activities under this program were accelerated and a major portion of them were completed as of December 31, 2005. While the remaining action items were completed during 2006, some cash expenditures will occur during 2007.

During the first six months of 2006, the Company completed the relocation of its copper/brass radiator production from Nuevo Laredo to its Mexico City facility. This resulted in the recording of $0.5 million of restructuring costs during 2006 associated with the termination of 78 employees, facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value. During 2005, the Company incurred approximately $1.6 million of restructuring costs associated with the relocation of equipment, employee-related costs associated with the elimination of 194 positions along with the non-cash write-off of certain inventory and the non-cash write-down of fixed assets, no longer required, to net realizable value.

In August 2006, the Company announced the relocation of a portion of its air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo Laredo, Mexico. The Company took this action in order to lower its manufacturing costs. Annual savings are expected to exceed the restructuring costs incurred. The relocation and closing activities have been largely completed by the end of 2006 and resulted in the Company incurring approximately $0.1 million restructuring costs, associated with relocating inventory and fixed assets.

In August 2006, the Company also announced that it would reduce the salaried and hourly workforce at its MexPar manufacturing facility in Mexico City, Mexico. The workforce reduction was associated with the Company’s conversion of radiator production from copper/brass construction to aluminum construction in order to lower product costs. Some of the aluminum construction product will be produced at the Company’s Nuevo Laredo, Mexico facility and some will be purchased. The workforce reductions occurred during the third and fourth quarter of 2006 and resulted in approximately $0.7 million of one-time personnel related termination expenses associated with the elimination of 126 positions.

In order to better align its go-to-market distribution strategy with customer needs, on September 22, 2006, the Company announced that it would commence the process of realigning its branch structure. This realignment process will include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. These announced actions during the third and fourth quarter of 2006 resulted in the Company reducing the number of branch locations by 26, reflecting the Company’s desire to provide a rational and appropriate distribution model in each geographic area where it does business, while balancing distribution cost-to-market with maintaining exceptional customer service. It is anticipated that these and future actions will ultimately improve the Company’s market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. These activities which were completed by the end of 2006 and resulted in the Company incurring approximately $1.5 million of restructuring costs associated with one-time employee termination costs and the relocation of inventory and facility dispositions. Annual savings are expected to substantially exceed the costs incurred.

During December 2006, the Company closed its Racine office and consolidated the functions performed there into its New Haven headquarters. The Company recorded restructuring costs of $0.2 million associated with one time employee termination and facility closure costs.

On March 30, 2005, the Company announced the closure of two warehousing operations and a returns processing facility in Memphis, Tennessee in connection with the opening of a new distribution facility in Southaven, Mississippi. The Company took these actions in order to streamline its distribution network and enhance its commitment to customer service. The closing and relocation activities were completed by June 30, 2005 and resulted in the Company incurring $0.5 million of restructuring costs.

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

On July 25, 2005 the Company announced that it would close its Emporia, Kansas manufacturing facility and move its radiator and oil cooler production to two existing facilities in Mexico. In addition, two heavy duty regional plants and branch distribution centers in Denver, Colorado and Seattle, Washington were also closed and consolidated into existing facilities. The Company took these actions in order to lower its product costs and streamline its manufacturing capabilities. The closing and relocation actions related to the Emporia, Kansas facility were completed by the end of 2005. The closure and relocation of the regional plant facilities were completed by September 30, 2005. Costs associated with Modine facilities were accrued on the opening balance sheet as a purchase accounting entry while costs associated with Proliance facilities are or will be included in the Statements of Operations as restructuring expense as incurred. Cash expenditures for these activities will continue through 2007.

On July 29, 2005 the Company announced that it would be closing 22 branch locations throughout the United States as another phase of its merger restructuring program. These facilities were combined into other existing Company branch locations. These actions were taken in order to eliminate duplicate facilities and lower distribution costs. The closure and consolidation actions were completed by the end of 2005. Costs associated with Modine facilities were accrued on the opening balance sheet as a purchase accounting entry while costs associated with Proliance facilities have been included in the Statements of Operations as restructuring expense. Cash expenditures for most of these activities were completed during 2006.

On September 23, 2005, the Company announced the closing of its copper/brass tube mill operation located in New Haven, Connecticut, as another phase of its previously announced restructuring program. The Company took this action in order to lower ongoing costs. The closing activities were completed during the fourth quarter of 2005 and resulted in the Company incurring approximately $0.2 million of restructuring costs. These costs which are associated with relocating inventory and machinery and one-time personnel related expenses associated with the elimination of nine full-time positions are included in the Consolidated Statements of Operations as restructuring expense. Cash expenditures were completed in 2006.

On October 7, 2005, the Company announced its decision to (i) close its distribution centers in Orlando, Florida and Kansas City, Missouri and consolidate these activities into two existing facilities in Arlington, Texas and Southaven, Mississippi and (ii) consolidate the portion of its copper/brass radiator production, performed at its Nuevo Laredo, Mexico plant, into its Mexico City plant location. The distribution center closings in Kansas City and Orlando and the associated relocation actions were essentially completed by the end of 2005. In conjunction with these actions, the Company incurred between $0.3 million and $0.4 million in one-time cash costs related to the relocation of inventory, facility exit costs and personnel-related expenses associated with the elimination of 36 employment positions once these activities were completed. These costs were accrued on the opening acquisition balance sheet, resulting in reduction of the negative goodwill generated by the transaction, as they related to the closure of acquired facilities. Cash expenditures for these activities were completed in 2006.

The remaining restructuring reserve balance at December 31, 2005 and 2006 was classified in other accrued liabilities. At December 31, 2004, the restructuring reserve had a zero balance. A summary of restructuring charges and payments during the three years ended December 31, 2006 is as follows:

	Workforce Related	Facility Consolidation	Asset Write-down	Total
	(in thousands)
Balance at December 31, 2003	$199	$23	$—	$222
Cash payments	(199)	(23)	—	(222)
Balance at December 31, 2004	—	—	—	—
Charge to operations	1,041	1,388	1,851	4,280
Modine Aftermarket acquisition balance sheet	2,186	2,647	—	4,833
Cash payments	(2,944)	(2,364)	—	(5,308)
Non-cash write-off	—	—	(1,851)	(1,851)
Balance at December 31, 2005	283	1,671	—	1,954
Charge to operations	1,744	1,196	189	3,129
Cash payments	(1,353)	(1,478)	—	(2,831)
Non-cash write-off	—	—	(189)	(189)
Balance at December 31, 2006	$674	$1,389	$—	$2,063

Of the $4.3 million of restructuring charges included in the Consolidated Statements of Operations for the year ended December 31, 2005, $0.4 million was included in cost of sales as it represents the write down of inventory to net realizable value.

The remaining accrual for facility consolidations at December 31, 2006 consists primarily of lease obligations and facility exit costs, which are expected to be paid primarily in 2007.

Note 7    Inventory

Inventory at December 31 consists of the following:

	2006	2005
	(in thousands)
Raw material and component parts	$22,730	$21,813
Work in progress	3,858	4,070
Finished goods	92,324	95,167
Total inventory	$118,912	$121,050

Note 8    Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2006	2005
	(in thousands)
Leasehold improvements	$3,278	$3,289
Buildings and land	2,209	—
Machinery and equipment	42,210	38,748
Property, plant and equipment, gross	47,697	42,037
Accumulated depreciation and amortization	(23,821)	(21,704)
Property, plant and equipment, net	$23,876	$20,333

Assets acquired in the Modine Aftermarket merger have been recorded with a zero cost and accumulated depreciation due to the application of a portion of the excess of net assets acquired over the total consideration of the transaction.

The cost and accumulated depreciation of assets under capital lease obligations was $2.2 million and $1.1 million at December 31, 2006 and $2.1 million and $0.4 million at December 31, 2005, respectively.

Note 9    Debt

Debt at December 31 consists of the following:

	2006	2005
	(in thousands)
Revolving credit facility	$52,672	$38,805
Term loan	1,247	1,587
Capitalized lease obligations	1,283	1,541
Total debt	55,202	41,933
Less:
Revolving credit facility	52,672	38,805
Current portion of long-term debt	873	900
Total long-term debt	$1,657	$2,228

On July 22, 2005, in connection with the merger of the Company with the aftermarket business of Modine, the Company amended its Loan and Security Agreement (the ‘‘Credit Facility’’) with Wachovia Capital Financial Corporation (New England), formerly known as Congress Financial Corporation (New England) effective July 21, 2005. The amended Credit Facility consists of a revolving credit line with maximum borrowings of $78.3 million and a $1.7 million term loan, each of which was amended to expire on July 21, 2009 (subject to renewal on an annual basis thereafter). Under the amended Credit Facility, the interest rate is 2% over a Eurodollar-based rate through April 21, 2006 and ranges from 1.75% to 2.25% over such rate thereafter. The amended Credit Facility also provides that the Company may pay dividends or repurchase capital stock of up to $3.0 million annually, as long as excess availability as defined in the agreement, is at least $18.0 million for the 30 consecutive days both prior to and following the payment date. The amended Credit Facility also amends the borrowing base calculation such that (i) up to $55.0 million in respect of eligible inventory may be counted and (ii) availability reserves as defined in the agreement, may be revised for dilution in respect of the Company’s accounts. The amended facility adds financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if excess availability exceeds $15.0 million), (ii) minimum excess availability ($5.0 million at all times through June 30, 2006 and $13.0 million immediately after giving effect to the merger), and (iii) capital expenditures (not to exceed $12.0 million in any calendar year, if financed under the credit facility).

On October 20, 2005, the Company amended its Credit Facility with Wachovia Capital Finance Corporation (New England), pursuant to a Thirteenth Amendment to Loan and Security Agreement. Under the amended Credit Facility, the Unused Line Fee was reduced through June 30, 2006. The amended Credit Facility changed financial covenants for (i) minimum EBITDA (tested quarterly commencing September 30, 2005 and not required if Excess Availability exceeds $15.0 million) such that minimum EBITDA for the September 30, 2005 and December 31, 2005 test dates was lowered, and (ii) minimum Excess Availability ($5.0 million at all times through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the Maximum Credit under the amended Credit Facility of $80.0 million or the Revolving Loan Ceiling. The amended Credit Facility also included a financial covenant requiring that consolidated inventory, excluding the Company’s NRF and Mexpar subsidiaries, as of December 31, 2005 would not exceed $122.0 million.

On March 31, 2006, the Company amended its Credit Facility with Wachovia Capital Finance Corporation (New England) pursuant to a Fourteenth Amendment to Loan and Security Agreement. The amended Credit Facility changed financial covenants for (i) minimum earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) (tested quarterly commencing December 31, 2005 and not required if Excess Availability, as defined in the agreement, equals or exceeds $15.0 million at all times during the three-month period immediately preceding such test date) such that minimum EBITDA required during the twelve-month periods ending on March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 is reduced, and (ii) minimum Excess Availability ($3.0 million from March 31, 2006 through May 31, 2006 and $5.0 million from June 1, 2006 through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the maximum credit under the amended Credit Facility of $80.0 million or the Revolving Loan Ceiling, as defined in the agreement. In addition, a Fixed Charge Coverage Ratio financial covenant was added which requires that on December 31, 2007 and on each March 31, June 30, September 30, and December 31 thereafter, in each case for the twelve months ended, a Fixed Charge Coverage Ratio, as defined in the Credit Facility, will be no less that 1.00 to 1.00. Compliance with the Fixed Charge Coverage Ratio covenant will not be required on any test date if Excess Availability equals or exceeds $15.0 million at all times during the three-month period immediately preceding such test date.

On October 23, 2006, the Company amended its Credit Facility with Wachovia Capital Finance Corporation (New England) pursuant to the Fifteenth Amendment to the Loan and Security Agreement (the ‘‘Amendment’’). The Amendment, which is effective as of September 30, 2006, revises certain financial covenants such that the (i) minimum EBITDA (which is tested quarterly) required during the twelve-month period ended on September 30, 2006 is reduced from $4.0 million to $750,000 (compliance with the covenant is not required if Excess Availability exceeds $15.0 million at all times during the three-month period immediately preceding such test date), and (ii) the requirement of $5.0 million minimum Excess Availability is extended until Lender’s receipt of the Company’s December 31, 2006 audited financial statements. In addition, the Inventory Loan Limit was reduced from $55.0 million to $49.0 million in October 2006, $46.0 million in November 2006, $43.0 million in December 2006 and $40.0 million thereafter.

The Credit Facility also contains a financial covenant that Adjusted Net Worth after September 30, 2004 will exceed $40.0 million. The Company was in compliance with all financial covenants contained in the Credit Facility, as amended, in 2006 and 2005.

The Credit Facility, which was originally entered into on January 4, 2001, and amended thereafter, is collateralized by a blanket first security interest in substantially all of the Company’s assets plus a pledge of stock of the Company’s subsidiaries. Available borrowings under the revolving credit line are determined by a borrowing base consisting of the Company’s eligible accounts receivable and inventory, adjusted by an advance rate. Borrowings under the revolving credit line are classified as short term in the accompanying consolidated balance sheet.

Amounts borrowed under the Credit Facility prior to the July 22, 2005 amendment noted above, bore interest at variable rates based, at the Company’s option, on either the Eurodollar rate plus a margin of 2.0%, 2.25% or 2.50% depending on the Company’s pretax profit performance, or the Wachovia base lending rate.

At December 31, 2006 and 2005, the weighted average interest rate on outstanding borrowings under the Credit Facility was 7.73% and 6.29%, respectively. The weighted average interest rate during 2006 and 2005 was 7.4% and 5.85%, respectively. Available borrowings under the Revolving Credit facility at December 31, 2006 were $2.5 million.

The term loan requires monthly payments totaling $0.3 million per year with a final payment in July 2009.

Capitalized lease obligations relate primarily to computer equipment and racking at the Company’s distribution center in Southaven, Mississippi. The total future rental payments under the capital leases of $1.3 million include interest payments of $0.1 million.

The Company’s NRF subsidiary in The Netherlands has an available credit facility of five million Euro. There were no borrowings under the arrangement at December 31, 2006 or 2005.

The Company utilized letters of credit in the amounts of $4.9 million at December 31, 2006 and 2005 to back certain insurance policies and certain trade purchases.

Minimum future debt repayments, excluding the revolving credit line, will be $0.9 million in 2007, $0.9 million in 2008 and $0.8 million in 2009.

Note 19, herein, contains amendments to the Credit Facility which were entered into subsequent to December 31, 2006.

Note 10    Stockholders’ Equity

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

Accumulated Other Comprehensive Loss:    Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in Stockholders’ Equity. The adjustments for the years ended December 31, were as follows:

	Minimum Pension Liability	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2004	$(6,409)	$—	$(6,409)
Annual adjustment	347	(620)	(273)
Balance at December 31, 2005	(6,062)	(620)	(6,682)
Annual adjustment	1,704	3,508	5,212
Balance at December 31, 2006	$(4,358)	$2,888	$(1,470)

The minimum pension liability adjustment in 2006 of $1.7 million represents $2.0 from domestic plans, including $(0.6) million from the adoption of FAS 158 and $(0.3) million from the adoption of FAS 158 for foreign plans, which is net of $0.2 million of foreign income taxes. The remaining reduction in the domestic plan minimum pension adjustment in 2006 was primarily due to a change in the discount rate ($1.0 million), favorable fund performance ($1.5 million) and other actuarial charges ($0.6 million) offset by and increase of $0.5 million due to the change in mortality table.

Note 11    Retirement and Post-retirement Plans

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

Components of net periodic benefit cost of domestic retirement and postretirement plans for the three years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2006	2005	2004	2006	2005	2004
	(in thousands)
Service cost	$946	$807	$813	$—	$2	$5
Interest cost	1,845	1,842	1,821	21	25	31
Expected return on plan assets	(2,076)	(2,065)	(2,062)	—	—	—
Curtailment (gain) loss	—	181	—	—	(30)	—
Amortization of net loss	620	530	281	—	2	4
Net periodic benefit cost	1,335	1,295	853	21	(1)	40
Less: Allocated to discontinued operation	—	66	395	—	—	—
Allocated to continuing operations	$1,335	$1,229	$458	$21	$(1)	$40

The curtailment charge incurred in 2005 relates to the closure of facilities in conjunction with the Company’s restructuring activities.

The following tables set forth the domestic plans’ combined funded status and amounts recognized in the Company’s consolidated balance sheets at the measurement date, December 31:

	Retirement Plans		Postretirement Plans
	2006	2005	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$33,266	$32,319	$385	$515
Service cost	946	807	—	2
Interest cost	1,845	1,842	21	25
Curtailment and termination gain	—	(252)	—	(78)
Actuarial loss (gain)	(725)	502	(56)	(61)
Actual gross benefits paid	(2,065)	(1,952)	(38)	(18)
Benefit obligation at December 31	33,267	33,266	312	385
Change in plan assets:
Fair value of plan assets at January 1	26,163	25,460	—	—
Actual return on plan assets	3,675	1,991	—	—
Company contributions	2,681	664	38	18
Actual gross benefits paid	(2,065)	(1,952)	(38)	(18)
Fair value of plan assets at December 31	30,454	26,163	—	—
Benefit obligation (in excess of) plan assets at December 31	(2,813)	(7,103)	(312)	(385)
Unrecognized transition obligation	—	4	—	—
Unrecognized prior service cost	142	154	—	—
Unrecognized net loss (gain)	3,955	6,882	(74)	(18)
Net amount recognized	$1,284	$(63)	$(386)	$(403)
Amounts recognized in statement of financial position (before FAS 158 adoption):
Long-term pension asset	$780	$832	$—	$—
Accrued benefit liability	(2,942)	(6,957)	(386)	(403)
Accumulated other comprehensive loss	3,446	6,062	—	—
Net amount recognized	$1,284	$(63)	$(386)	$(403)
Impact of adopting FAS 158:
Long-term pension asset	$(627)	$—	$—	$—
Accrued benefit liability	(25)	—	74	—
Accumulated other comprehensive loss	652	—	(74)	—
Net impact	$—	$—	$—	$—

	Retirement Plans		Postretirement Plans
	2006	2005	2006	2005
	(in thousands)
Amounts recognized in statement of financial position (after FAS 158 adoption):
Long-term pension asset	$153	$832	$—	$—
Accrued benefit liability	(2,967)	(6,957)	(312)	(403)
Accumulated other comprehensive loss	4,098	6,062	(74)	—
Net amount recognized	$1,284	$(63)	$(386)	$(403)
Amounts recognized in other comprehensive loss:
Net actuarial (gain) loss	$3,956	$5,908	$(74)	$—
Prior service cost	142	154	—	—
Total	$4,098	$6,062	$(74)	$—

During the year ending December 31, 2007, the Company expects to recognize in its net periodic pension cost $73 thousand of actuarial (gain) loss and $16 thousand of prior service cost.

The assumptions used in the determination of the domestic retirement and postretirement benefit obligation at December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.97%	5.88%	6.00%	5.97%	5.88%	6.00%
Salary progression	4.25%	4.25%	4.00%	—	—	—

The assumptions used in the determination of the net periodic benefit cost for the domestic retirement and postretirement plans for the years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.88%	6.00%	6.25%	5.88%	6.00%	6.25%
Return on assets	9.00%	9.00%	9.00%	—	—	—
Salary progression	4.25%	4.25%	4.25%	—	—	—

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

The assumptions used to develop domestic postretirement plan healthcare costs at December 31 are as follows:

	2006	2005	2004
Initial trend rate	12.00%	12.00%	9.00%
Ultimate trend rate	9.00%	9.00%	5.00%
Years to ultimate trend	3	3	7

Assumed healthcare cost trend rates can have an effect on the amounts reported as expense for the healthcare plan. A one-percentage point change in the assumed healthcare cost trend rates would have an immaterial effect on total service and interest cost components and an immaterial effect on the post retirement benefit obligation.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $30.7 million,

$30.5 million and $28.1 million as of December 31, 2006 and $31.2 million, $31.0 million and $24.1 million as of December 31, 2005, respectively.

Benefits expected to be paid to participants under the Company’s defined benefit pension plans are $2.2 million in 2007, $2.2 million in 2008, $2.3 million in 2009, $2.5 million in 2010, $2.7 million in 2011 and $13.8 million between 2012 and 2016.

Under the Company’s postretirement plans, expected benefit payments are $47 thousand in 2007, $30 thousand in 2008, $27 thousand in 2009, $25 thousand in 2010, $24 thousand in 2011 and $106 thousand between 2012 and 2016.

Assets of the Company’s pension plans and target allocations by category of investment are as follows:

		Percentage of Assets at December 31,
Asset Category	Target Allocation	2006	2005
Equity securities	70%	72%	71%
Debt securities	30%	28%	29%
Total	100%	100%	100%

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

It is the Company’s policy to make contributions to its qualified retirement plans sufficient to meet the minimum funding requirements of applicable laws and regulations. During 2007, the Company currently estimates that pension contributions will be $2.7 million. The Pension Protection Act of 2006, which will change the method for determining the minimum required pension contribution in 2008, is not expected to have a significant impact on either of the Company’s domestic pension plans. It should be noted that actual valuation results, which will determine the 2008 minimum contribution, could differ from those used in the current valuation.

401(k) Investment Plan:    Under the Company’s 401(k) Plan, substantially all of the Company’s non-union employees and certain union employees are eligible to contribute a portion of their salaries into various investment options, which include the Company’s common stock. The Company matches a percentage of the amounts contributed by the employees. The Company’s matching contributions were $0.5 million in 2006, $0.5 million in 2005 and $0.4 million in 2004.

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

Components of net foreign plan periodic benefit cost for the year ended December 31, 2006 and 2005 (the period July 22, 2005 (the merger date) through December 31, 2005) is as follows:

	2006	2005
	(in thousands)
Service cost	$245	$95
Interest cost	317	120
Expected return on plan assets	(174)	(48)
Amortization of net loss (gain)	(12)	—
Net periodic benefit cost	$376	$167

The Company also participates in foreign multi-employer pension plans. Pension expense for these plans was $1.0 million and $0.3 million for the twelve months ended December 31, 2006 and 2005, respectively.

The following tables set forth the foreign plans combined funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$3,975	$3,793
Service cost	245	95
Interest cost	317	120
Actuarial loss	375	(10)
Actual gross benefits paid	(815)	(23)
Benefit obligation at December 31	4,097	3,975
Change in plan assets:
Fair value of plan assets at beginning of period	2,156	1,809
Actual return on plan assets	103	21
Company contributions	461	349
Actual gross benefits paid	(815)	(23)
Fair value of plan assets at December 31	1,905	2,156
Benefit obligation (in excess of) plan assets at December 31	(2,192)	(1,819)
Unrecognized net loss	471	17
Net amount recognized	$(1,721)	$(1,802)
Amounts recognized in statement of financial position (before adoption of FAS 158):
Long-term pension asset	$—	$—
Accrued benefit liability	(1,721)	(1,802)
Accumulated other comprehensive loss	—	—
Net amount recognized	$(1,721)	$(1,802)
Impact of adopting FAS 158:
Long-term pension asset	$—	$—
Accrued benefit liability	(471)	—
Accumulated other comprehensive loss	471	—
Net impact	$—	$—
Amounts recognized in statement of financial position (after FAS 158 Adoption):
Long-term pension asset	$—	$—
Accrued benefit liability	(2,192)	(1,802)
Accumulated other comprehensive loss	471	—
Net amount recognized	$(1,721)	$(1,802)

The accumulated other comprehensive loss of $0.5 million at December 31, 2006 reflects net actuarial losses.

The assumptions used in the determination of the foreign retirement benefit obligation at December 31, 2006 are a discount rate of 4.25% and salary progression of 2.5% in Europe and a discount rate of 9.0% and salary progression of 5.0% in Mexico. The assumptions used in the determination of the foreign retirement benefit obligation at December 31, 2005 are a discount rate of 4.0% and salary progression of 2.5% in Europe and a discount rate of 10.25% and salary progression of 6.25% in Mexico.

The assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2006 were a discount rate of 4.25%, an expected rate of return of 4.0% and salary progression of 2.5% in Europe and a discount rate of 9.0%, an expected rate of return of 10.0% and salary progression of 5.0% in Mexico. The assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2005 were a discount rate of 4.0%, an expected rate of return of 4.0% and salary progression of 2.5% in Europe and a discount rate of 10.25%, an expected rate of return of 11.25% and salary progression of 6.25% in Mexico.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension plans with accumulated benefit obligations in excess of plan assets were $4.0 million, $3.4 million and $1.9 million at December 31, 2006, $4.0 million, $3.2 million and $2.1 million at December 31, 2005.

Company contributions to foreign plans in 2007 are estimated to be $0.5 million.

Benefits expected to be paid to participants under the Company’s foreign defined benefit pension plans are $0.1 million in 2007, $0.2 million in 2008, $1.6 million in 2009, $0.2 million in 2010, $0.2 million in 2011 and $1.3 million between 2012 and 2016.

Assets of the Company’s foreign pension plans and target allocations by category of investment are as follows:

		Actual Allocation at December 31,
Asset Category	Target Allocation	2006	2005
Equity securities	0%	0%	0%
Debt securities	100%	100%	100%
Total	100%	100%	100%

Note 12    Stock Compensation Plans

Stock Options:    At December 31, 2006 the Company had three stock option plans (Equity Incentive Plan, 1995 Stock Plan, Non-Employee Directors Stock Option Plan) under which key employees and directors have been granted options to purchase Proliance common stock. At the Company’s annual shareholders’ meeting, held on July 22, 2005, shareholders approved the Company’s new Equity Incentive Plan (the ‘‘Incentive Plan’’). The Incentive Plan became operative immediately after the merger. The Incentive Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units, deferred shares and units, stock appreciation rights and other equity-linked awards, payable in cash or in shares of the Company’s common stock. Under the Incentive Plan equity-based awards relating to up to 1.4 million shares of the Company’s common stock may be granted, in addition to 56,400 shares available for options replacing options under the Non-Employee Directors Stock Option Plan (the ‘‘Directors Plan’’). Awards under the Incentive Plan can be made to directors, officers or other key employees. Under the Plan, up to 200,000 shares, in addition to shares available for options replacing options issued under the Directors Plan, may be utilized for grants to non-employee directors. No new awards may be granted under the Company’s previously adopted equity-based plans, which expired in September 2005. Under the 1995 Stock Plan (the ‘‘Stock Plan’’) options were granted at fair market value on the date of grant and were generally exercisable cumulatively at the rate of 25% one year from the date of grant, 50% two years from the date grant, 75% three years from the date of grant, and 100% four years from the date of grant. As a result of the Modine merger, all unvested outstanding options granted to key employees as of July 22, 2005 became fully vested. Options granted under the Stock Plan generally expire ten years from the date of the grant. The total number of shares of common stock with respect to which stock options may be granted and restricted shares may be awarded under the Stock Plan was not to exceed 600,000. At December 31, 2006 and 2005, respectively, 460,026 and 534,359 common shares were reserved for stock options and restricted shares granted under the Stock Plan. The Non-Employee Directors Stock Option Plan (the ‘‘Directors Plan’’) provided for the issuance of options at the fair market value of the common stock covered thereby on the date of grant. Subject to certain acceleration provisions, each option granted under the Directors Plan is exercisable 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant. Options granted under the Directors Plan expire ten years from the date of grant. The total number of shares of common stock with respect to which options may be granted under the Directors Plan was not to exceed 100,000 shares. At December 31, 2006 and 2005, 36,800 common shares were reserved for stock options granted under the Directors Plan.

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

Information regarding the Stock Plan, the Directors Plan and Incentive Plan is as follows:

		Option Price Range
Stock Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2003	432,359	$2.56	$3.86	$5.88
Granted	112,000	4.65	4.69	5.25
Outstanding at December 31, 2004	544,359	2.56	4.03	5.88
Exercised	(2,500)	4.51	4.51	4.51
Cancelled	(7,500)	4.65	4.65	4.65
Outstanding at December 31, 2005	534,359	2.56	4.02	5.88
Cancelled	(74,333)	2.56	3.82	4.72
Outstanding at December 31, 2006	460,026	2.56	4.05	5.88
Exercisable at December 31, 2006	460,026	2.56	4.05	5.88

		Option Price Range
Directors Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2003	99,200	$2.70	$7.50	$11.75
Granted	—	—	—	—
Outstanding at December 31, 2004	99,200	2.70	7.50	11.75
Exercised	(1,500)	2.70	2.70	2.70
Cancelled	(60,900)	4.72	9.37	11.75
Outstanding at December 31, 2005	36,800	2.70	4.61	5.50
Outstanding at December 31, 2006	36,800	2.70	4.61	5.50
Exercisable at December 31, 2006	36,800	2.70	4.61	5.50

		Option Price Range
Equity Incentive Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2004	—	$—	$—	$—
Granted	56,400	7.75	9.70	11.75
Outstanding at December 31, 2005	56,400	7.75	9.70	11.75
Granted	140,337	5.27	5.27	5.27
Cancelled	(16,779)	5.27	5.27	5.27
Outstanding at December 31, 2006	179,958	5.27	6.66	11.75
Exercisable at December 31, 2006	56,400	7.75	9.70	11.75

The total intrinsic value of the 4,000 options exercised during the year ended December 31, 2005 under the Stock Plan and the Directors Plan was $11 thousand. There were no other option exercises during the three year period ended December 31, 2006.

Total options exercisable at December 31, 2006, 2005 and 2004 were 553,226, 625,259 and 370,024, respectively.

The weighted average remaining term (in years) of options outstanding at December 31, 2006, 2005 and 2004 was 5.6, 5.2 and 5.9, respectively. The intrinsic value (in thousands) of options outstanding at December 31, 2006, 2005 and 2004 was $288, $711 and $1,192, respectively.

The weighted average remaining term (in years) of options exercisable at December 31, 2006, 2005 and 2004 was 4.8, 5.2 and 4.1, respectively. The intrinsic value (in thousands) of options exercisable at December 31, 2006, 2005 and 2004 was $288, $710 and $392, respectively.

The fair value of each option grant, included in the pro forma disclosure of SFAS 123 in Note 2, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Dividend yield	0%	0%
Expected volatility	52.94%	54.8%
Risk-free interest rate	4.5%	4.7%
Expected life	3 Years	6 Years

The weighted average grant date fair value of options granted in 2004 and 2005 was $2.89 and $1.68, respectively.

Restricted Stock:    On March 2, 2006, the Board of Directors also granted 56,138 shares of restricted stock under the Incentive Plan. These shares vest in four equal annual installments on the anniversary date of the grant. During the twelve months ended December 31, 2006, 6,712 unvested shares of restricted stock were cancelled. Based on the market price of the common stock on the date of grant, $5.27 per share, compensation expense of $260 thousand will be recognized over the vesting period of the restricted shares. The offset will be common stock and paid-in capital. This amount will be subject to adjustment for the fair value of any unvested restricted shares which are forfeited in the future. Results for the year ended December 31, 2006 include compensation expense of $54 thousand related to these restricted shares. The restricted stock is treated as issued and outstanding on the date of grant; however, it is excluded from the calculation of basic (loss) income per share until the shares are vested. At December 31, 2005 and 2004, there were no outstanding restricted stock awards.

Performance Restricted Stock:    On March 2, 2006, the Board of Directors also granted 168,414 shares of performance restricted stock under the Incentive Plan. These shares vest in four equal annual installments on the anniversary date of the grant; however, these shares will be forfeited to the extent certain pre-established net income and cash flow targets for 2006 are not achieved. In the third quarter, management determined that it would not achieve the net income target for 2006, resulting in an adjustment of $41 thousand to compensation expense previously recorded in the first and second quarters of 2006. During the fourth quarter, management determined that it would not achieve the cash flow from operations target for 2006, resulting in an adjustment of $47 thousand to compensation expense previously recorded during the nine months ended September 30, 2006. In addition, the remaining 148,277 shares of performance restricted stock outstanding were cancelled. At December 31, 2005 and 2004, there were no outstanding performance restricted stock awards.

Note 13    Income Taxes

The provision for (benefit from) income taxes for the three years ended December 31 is as follows:

	2006	2005	2004
	(in thousands)
Current:
Federal	$—	$—	$43
Foreign	1,203	338	236
State and local	7	390	199
Total current	1,210	728	478
Deferred:
Federal	(3,570)	(6,851)	1,264
Foreign	510	253	—
State and local	(153)	(1,325)	(16)
Valuation allowance	3,723	9,046	(2,118)
Total deferred	510	1,123	(870)
Provision for (benefit from) income taxes	1,720	1,851	(392)
Provision for income taxes allocated to discontinued operation	—	506	200
Provision for income taxes allocated to gain on sale of discontinued operation	—	2,331	—
Provision for (benefit from) income taxes allocated to continuing operations	$1,720	$(986)	$(592)

A reconciliation of the (benefit from) provision for income taxes at the Federal statutory rate of 34% to the reported provision for (benefit from) income taxes in 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(in thousands)
(Benefit) provision computed at the Federal statutory rate	$(5,554)	$(2,748)	$1,627
State and local income taxes, net of Federal income tax benefit	(146)	(935)	183
Foreign tax rate differential	110	103	63
Permanent difference – negative goodwill	—	(4,347)	—
Permanent differences – other	132	69	63
Valuation allowance included in provision	7,180	9,046	(2,118)
Other	(2)	663	(210)
Provision for (benefit from) income taxes	1,720	1,851	(392)
Provision for income taxes allocated to discontinued operation	—	506	200
Provision for income taxes allocated to gain on sale of discontinued operation	—	2,331	—
Provision for (benefit from) income taxes allocated to continuing operations	$1,720	$(986)	$(592)

Significant components of deferred income tax assets and liabilities as of December 31 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Pensions	$1,336	$2,578
Postretirement benefits	124	162
Inventories	—	2,134
Allowance for bad debts	2,005	2,013
Self-insurance reserves	832	943
Warranty reserves	1,413	1,393
Accrued vacation	630	743
Federal and state net operating loss	22,007	13,755
Deferred charges	253	364
Depreciation	2,086	2,559
Other	1,621	2,714
Valuation reserve	(27,233)	(24,285)
Total deferred tax assets	5,074	5,073
Deferred tax liabilities:
Inventories	(3)	—
Other	(1,981)	(1,473)
Total deferred tax liabilities	(1,984)	(1,473)
Net deferred tax assets	$3,090	$3,600

The net deferred tax asset at December 31, 2006 and 2005 relates to the foreign operations and management believes that it is more likely than not that the deferred tax asset will be realized. Included in other assets at December 31, 2006 and 2005 was $4.0 million and $4.5 million, respectively, of deferred tax assets associated with foreign operations.

The Company’s federal net operating loss carry forwards at December 31, 2006 of approximately $52.9 million expire beginning in 2023 through 2026. The net deferred losses prior to the merger of $10.2 million are subject to limitation under Internal Revenue Code Section 382 of $1.9 million per year.

At this time, the statute of limitation is still open for a potential audit of the Company’s 2003, 2004 and 2005 Federal U.S. Income Tax Returns. Similarly, depending on the state, the open years for a U.S. State Income Tax Audit are 2002, 2003, 2004 and 2005. In Mexico, tax years 2001 through 2005 are subject to review by local authorities. For the Company’s European operation, the years subject to audit range from 1997 through 2006, depending on the country. In conjunction with the Modine merger, the Company entered into a Tax Sharing Agreement with Modine, through which Modine retained the liability for adjustments to the acquired business, U.S. and foreign, for any periods prior to the merger.

As a result of the Modine Aftermarket merger in July 2005, the valuation reserve was increased by $9.4 million. The valuation reserve related to the minimum pension liability at December 31, 2006 and 2005 was $1.5 million and $2.3 million, respectively. The benefit from the reversal of the valuation allowance related to the minimum pension liability will be recorded to other comprehensive income as it is realized. During the fourth quarter of 2004, the Company reversed $0.9 million of its tax valuation reserve in anticipation of the gain recorded in 2005 resulting from the sale of its Heavy Duty OEM business.

The earnings of foreign subsidiaries are considered permanently reinvested in the foreign operations and therefore no provision has been made for U.S. taxes related to these subsidiaries.

(Loss) income from continuing operations before taxes from United States and foreign sources for the three years ended December 31 is as follows:

	2006	2005	2004
	(in thousands)
United States	$(21,051)	$(30,150)	$(1,451)
Foreign	4,716	1,433	510
Loss before taxes	$(16,335)	$(28,717)	$(941)

Note 14    (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per common share for the years ended December 31:

	2006	2005	2004
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(18,055)	$(27,731)	$(349)
Less: preferred stock dividends	(64)	(64)	(64)
Loss from continuing operations attributable to common stockholders	(18,119)	(27,795)	(413)
Income from discontinued operation, net of tax	—	848	5,527
Gain on sale of discontinued operation, net of tax	—	3,899	—
Extraordinary income – negative goodwill	—	13,053	—
Net (loss) income (attributable) available to common stockholders – basic	(18,119)	(9,995)	5,114
Add back: preferred stock dividend	—	—	—
Net (loss) income (attributable) available to common stockholders – diluted	$(18,119)	$(9,995)	$5,114
Denominator:
Weighted average common shares – basic	15,254	10,714	7,106
Dilutive effect of stock options	—	—	—
Dilutive effect of Series B Preferred Stock	—	—	—
Weighted average common shares – diluted	15,254	10,714	7,106
Basic (loss) income per common share:
From continuing operations	$(1.19)	$(2.59)	$(0.06)
From discontinued operation	—	0.08	0.78
From gain on sale of discontinued operation	—	0.36	—
From extraordinary income – negative goodwill	—	1.22	—
Net (loss) income per common share	$(1.19)	$(0.93)	$0.72
Diluted (loss) income per common share:
From continuing operations	$(1.19)	$(2.59)	$(0.06)
From discontinued operation	—	0.08	0.78
From gain on sale of discontinued operation	—	0.36	—
From extraordinary income – negative goodwill	—	1.22	—
Net (loss) income per common share	$(1.19)	$(0.93)	$0.72

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the years ended December 31, 2006, 2005 and 2004 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss from continuing operations per share. None of the options outstanding at December 31, 2006, 2005, or 2004 or Series B preferred stock were included in the loss per share calculation.

Note 15    Commitments and Contingencies

Leases:    The Company’s leases consist primarily of manufacturing and distribution facilities and equipment, which expire between 2007 and 2012. A number of leases require that the Company pay certain executory costs (taxes, insurance and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases approximated $9.6 million in 2006, $8.2 million in 2005 and $4.8 million in 2004.

Future minimum annual rental payments under non-cancelable operating leases as of December 31, 2006 were as follows: $7.3 million in 2007, $5.9 million in 2008, $4.3 million in 2009, $2.2 million in 2010, $1.6 million in 2011 and $1.9 million thereafter.

Insurance:    The Company is self-insured for healthcare, workers compensation, general liability and product liability claims up to predetermined amounts above which third party insurance applies. The Company has reserved approximately $2.7 million to pay such claims as of December 31, 2006 and 2005.

Product Warranties:    The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. The most significant warranty expense estimates are forecasts based on the best information available using statistical analysis of both historical and current claim data.

Changes in the warranty liability for the years ended December 31, 2005 and 2006 are as follows:

(in thousands)
Merger acquisition balance sheet	$2,332
Accruals for warranties issued in current year	1,260
Settlements made	(1,100)
Balance at December 31, 2005	2,492
Accruals for warranties issued in current year	305
Settlements made	(1,091)
Balance at December 31, 2006	$1,706

The reduction in the warranty accrual reflects a change in the Company’s warranty policy during 2006.

Legal Proceedings:    Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims.

Pursuant to an Agreement and Plan of Merger dated July 23, 1998 (the ‘‘Purchase Agreement’’), the Company acquired from Paul S. Wilhide (‘‘Wilhide’’) all of the common stock of EVAP, Inc. The consideration for this transaction was a payment of $3 million in cash, the issuance of 30,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the ‘‘Convertible Shares’’), and the potential for an ‘‘earn-out’’ payment to Wilhide based on a calculation relating to EVAP’s performance during the years 1999 and 2000. There is presently a dispute between the Company and Wilhide relating to the calculation of the earn-out. Wilhide claims that the value of his earn-out is $3.75 million, while the Company believes that Wilhide is not entitled to any earn-out. Under the payout formula in the Purchase Agreement, any earn-out may be payable to Wilhide in the form of additional liquidation preference on his preferred stock or in cash. The Purchase Agreement includes an arbitration provision and the arbitration is currently proceeding before an arbitrator in Ft. Worth, Texas. It is anticipated that a decision will be rendered during 2007. The Company intends to vigorously defend this matter. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company’s consolidated financial position, future operations or cash flows in a particular period. The ultimate outcome at this time, however, is unknown.

Environmental Matters:    The Company is subject to Federal, foreign, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company announced that it had signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement, the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company believes there will not be a material adverse impact to its financial results due to the investigation and cleanup activities. The Company also does not currently anticipate any material adverse effect on its consolidated results of operations, financial condition or competitive position as a result of compliance with Federal, state, local or foreign environmental laws or regulations. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business and there is no assurance that material environmental liabilities and compliance charges will not arise. The Company also believes it is reasonably possible that environmental-related liabilities might exist with respect to other industrial sites formerly owned or occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation, other than amounts already provided, for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

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

Note 16    Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Non-cash investing and financing activity:
Entered into capital lease obligation	$317	$1,713	$288
Common stock issued for net assets of Modine Aftermarket business	$—	$50,667	$—
Accrued expenses for unpaid merger transaction costs	$—	$912	$370
Sale of inventory on fixed assets to reduce accounts payable	$—	$—	$1,554
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,406	$6,968	$3,898
Cash paid for income taxes	$1,348	$1,303	$452

Note 17    Business Segments

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

The tables below set forth information about continuing operations reported segments for the three years ended December 31:

	Consolidated Revenues			Operating Income (Loss)
	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)
Domestic	$321,256	$265,241	$218,433	$2,262	$(12,265)	$11,716
International	94,839	31,597	—	2,849	1,370	—
Inter-segment revenues:
Domestic	4,012	646	—	—	—	—
International	24,793	6,741	—	—	—	—
Elimination of inter-segment revenues	(28,805)	(7,387)	—	—	—	—
Corporate expenses	—	—	—	(10,218)	(9,864)	(7,845)
Consolidated continuing operations total	$416,095	$296,838	$218,433	$(5,107)	$(20,759)	$3,871

	Total Assets			Capital Expenditures			Depreciation and Amortization Expense
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)			(in thousands)
Domestic	$163,507	$165,318	$132,142	$6,391	$7,852	$3,188	$4,571	$4,500	$4,707
International	60,855	52,021	—	1,178	1,040	—	613	47	—
Consolidated continuing operations totals	$224,362	$217,339	$132,142	$7,569	$8,892	$3,188	$5,184	$4,547	$4,707

Restructuring and other special charges included in operating income (loss) for the three years ended December 31 are as follows:

	2006	2005	2004
	(in thousands)
Domestic	$2,235	$4,024	$—
International	894	256	—
Total restructuring and other special charges	$3,129	$4,280	$—

In 2006, 2005 and 2004 sales to AutoZone accounted for approximately 13%, 17% and 25% of consolidated net sales, respectively. In addition, Advance Auto Parts accounted for approximately 8%, 13% and 17% of consolidated net sales for 2006, 2005 and 2004, respectively. These sales were in the Domestic segment. No other customer individually represented more than 10% of net trade sales from continuing operations in any of the years reported. The loss of one of the major Domestic customers, indicated above, could have a material adverse effect on the Company’s results of operations.

Trade sales by the Company’s product lines for the three years ended December 31 are as follows:

	2006	2005	2004
	(in thousands)
Automotive and light truck heat exchange products	$268,575	$205,800	$164,839
Automotive and light truck temperature control products	63,832	41,636	20,492
Heavy duty heat exchange products	83,688	49,402	33,102
Trade sales of continuing operations	$416,095	$296,838	$218,433

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

Note 18    Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)
Net sales	$91,336	$112,110	$120,734	$91,915
Gross margin	20,948	29,036	30,407	11,442
(Loss) income from continuing operations	(5,059)	1,042	1,259	(15,297)
Net (loss) income	$(5,059)	$1,042	$1,259	$(15,297)
Basic (loss) income per common share:
Continuing operations	$(0.33)	$0.07	$0.08	$(1.00)
Net (loss) income	$(0.33)	$0.07	$0.08	$(1.00)
Diluted (loss) income per common share:
Continuing operations	$(0.33)	$0.07	$0.08	$(1.00)
Net (loss) income	$(0.33)	$0.07	$0.08	$(1.00)

	Year Ended December 31, 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)
Net sales	$48,308	$58,962	$101,953	$87,615
Gross margin	8,967	11,425	15,060	13,956
(Loss) income from continuing operations	(2,272)	(2,091)	(9,869)	(13,499)
(Loss) income from discontinued operation	848	—	—	—
Gain on sale of discontinued operation	3,899	—	—	—
Extraordinary item – negative goodwill	—	—	13,207	(154)
Net (loss) income	$2,475	$(2,091)	$3,338	$(13,653)
Basic (loss) income per common share:
Continuing operations	$(0.32)	$(0.30)	$(0.75)	$(0.89)
Discontinued operation	0.12	—	—	—
Gain on sale of discontinued operation	0.55	—	—	—
Extraordinary item – negative goodwill	—	—	1.00	(0.01)
Net (loss) income	$0.35	$(0.30)	$0.25	$(0.90)
Diluted (loss) income per common share:
Continuing operations	$(0.32)	$(0.30)	$(0.75)	$(0.89)
Discontinued operation	0.12	—	—	—
Gain on sale of discontinued operation	0.55	—	—	—
Extraordinary item – negative goodwill	—	—	1.00	(0.01)
Net (loss) income	$0.35	$(0.30)	$0.25	$(0.90)

During the fourth quarter of 2006, the Company recorded the settlement of litigation with the former financial controller of its Nuevo Laredo, Mexico facility concerning the embezzlement of funds. The settlement included recovery of the embezzled funds ($0.5 million), which was included as a reduction of selling, general and administration expenses, interest income ($0.2 million), which was netted against interest expense, the recovery of legal and professional fees previously expensed ($0.3 million) and the payment of $1.2 million in cash by the Company to the bank in return for title to the warehouse building in Laredo, Texas which the Company previously leased from the financial controller.

Also during the fourth quarter of 2006, the Company changed the way that it estimated the period over which capitalized product cost variances should be written off in order to have costs more closely match the turnover and sale of product. The impact of this change is that $1.8 million of costs which would have been included in inventory at December 31, 2006, were included in cost of sales in the Statement of Operations for the year ended December 31, 2006.

During the fourth quarter of 2006, the Company reduced a vendor rebate receivable and increased cost of sales by $1.3 million to reflect the impact of year-end negotiations which resulted in the Company receiving extended payment terms in return for a reduced cost rebate.

During the four quarters of 2006, restructuring expenses were $0.5 million – 1st quarter; $0.1 million – 2nd quarter, $0.8 million – 3rd quarter and $1.7 million – 4th quarter. Restructuring expenses for the quarters ended December 31, 2005 were $0.3 million – 1st quarter; $1.1 million – 2nd quarter; $2.0 million – 3rd quarter; and $0.9 million – 4th quarter.

Note 19    Subsequent Events

On January 3, 2007, the Company amended its Loan and Security Agreement (the ‘‘Credit Facility’’) with Wachovia Capital Finance Corporation (New England) pursuant to a Sixteenth Amendment to the Loan and Security Agreement (the ‘‘Amendment’’). The Amendment, which is effective as of December 19, 2006, revises the inventory loan limit to reflect the Company’s continued progress in reducing its inventory levels. The Inventory Loan Limit was previously $43,000,000 from December 1, 2006 through December 31, 2006 and $40,000,000 from and after January 4, 2007. The revised limits are $43,000,000 from December 19, 2006 through January 4, 2007, $42,750,000 from January 5, 2007 through January 11, 2007, $42,500,000 from January 12, 2007 through January 18, 2007, $42,250,000 from January 19, 2007 through January 25, 2007, $42,000,000 from January 25, 2007 through February 1, 2007, $41,750,000 from February 2, 2007 through February 8, 2007, $41,500,000 from February 9, 2007 through February 15, 2007, $41,250,000 from February 16, 2007 through February 22, 2007 and $41,000,000 from and after February 23, 2007.

On January 19, 2007, the Company amended the Credit Facility pursuant to a Seventeenth Amendment to the Loan and Security Agreement (the ‘‘Amendment’’). The Amendment, which is effective as of January 19, 2007, reduces the amount of Minimum Excess Availability which the Company is required to maintain from $5,000,000 to $2,500,000 from and after January 19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the ‘‘Agreement’’). The Agreement amended and restated the Company’s existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness is secured by substantially all of the assets of the Company, including its owned real property locations in various locations across the United States. The Term B loan will mature in July 2009, but may be automatically extended for successive one-year terms. The agreement added or reset certain financial covenants including (i) EBITDA for the Company and certain of its subsidiaries and (ii) capital expenditures. The Agreement does not affect the amount of Minimum Excess Availability that the Company is required to maintain. The Company has also committed to proceed to obtain additional debt financing from new lenders, the proceeds of which will be used to reduce the principal amount of indebtedness of the Term B loan from $8.0 million to $4.0 million and for general working capital purposes. Although the Company anticipates these improvements with its financial package will be completed in the near future, there can be no assurance as to whether or when these improvements will materialize.

SCHEDULE II

Proliance International, Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period(a)	Charged to Costs and Expenses(a)		Write-Offs(a)	Other(a)		Balance at End of Period(a)
	(in thousands)
Year Ended December 31, 2006
Allowance for doubtful accounts	$5,391	$2,610		$(2,554)	$96	(e)	$5,543
Allowance for excess/slow moving inventory	11,575	2,441		(5,517)	110	(e)	8,609
Tax valuation reserve	24,285	3,723		—	(775	)(f)	27,233
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,746	$2,433	(d)	$(1,037)	$1,249	(b)	$5,391
Allowance for excess/slow moving inventory	2,485	4,725		(1,831)	6,196	(b)	11,575
Tax valuation reserve	5,843	9,046		—	9,396	(b)	24,285
Year Ended December 31, 2004
Allowance for doubtful accounts	$2,353	$509		$(116)	$—		$2,746
Allowance for excess/slow moving inventory	1,681	2,278		(1,474)	—		2,485
Tax valuation reserve	7,961	(2,118	)(c)	—	—		5,843

(a)	Amounts reflect activity of continuing operations.

(b)	Amounts represent balances from the Modine Aftermarket business acquisition balance sheet.

(c)	Includes $0.9 million reversal resulting from the expected gain from the Heavy Duty OEM business sale in 2005.

(d)	Represents reserve required for adjustments associated with new customer added in 2005 and normal provisions.

(e)	Represents changes in foreign currency translation rates.

(f)	Represents reduction in minimum pension liability.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of ‘‘disclosure controls and procedures’’ in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

As reported in the third quarter Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 due to a material weakness, which material weakness was previously reported in the second quarter Form 10-Q, relating to a lack of adequate resources within the accounting and finance department, resulting primarily from the recent merger with Modine Aftermarket Holdings and recent increased operating activity at the Company. The effect of the lack of resources had resulted in certain reviews of financial information not being performed on a timely basis or at all, leading to adjustments being made after the books and records were closed. The areas most affected by this were revenue recognition and receivable reserves. A material weakness is a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the Company’s internal control structure. To correct this material weakness, during the third quarter of 2006 the Company filled several new staff positions, centralized the accounting for U.S. operations financial results and made other process improvements. The Company believes that these actions have collectively rectified the material weakness as of December 31, 2006.

As reported in the first quarter Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures contained a material weakness as of March 31, 2006 and were therefore not effective at that date. The material weakness in question related to weaknesses in financial controls associated with foreign exchange funds transfer and other procedures at its Nuevo Laredo, Mexico facility. In March 2006, the Company became aware that a financial executive at its Nuevo Laredo, Mexico facility had embezzled funds over a four-year period from the Company’s foreign exchange bank accounts and violated Company policy regarding conflicts of interest with respect to his ownership of a warehouse facility leased to the Company. The aforementioned executive had previously misappropriated and repaid $438,000 of funds and the Company took action to recover an additional $516,000 which remained unpaid plus costs and interest. The litigation was settled and these costs were recovered during the fourth quarter of 2006. Subsequent to March 31, 2006, the Company has taken remedial action with respect to internal controls surrounding its international operations, including Nuevo Laredo, to provide for a review by headquarters financial staff of all bank reconciliations and bank statements for its international operations. The Company has also altered its internal controls at the Nuevo Laredo, Mexico facility to provide that disbursements from its foreign exchange account may only be made to other Company operating accounts.

On July 22, 2005, the Company completed its merger with the aftermarket business of Modine Manufacturing Company. This acquired business contained over 150 facilities located in North America, Central America and Europe and involved the addition of 1,400 employees. As part of the post-closing integration of the merged entity, the Company is engaged in a process of refining and harmonizing the internal controls and processes of the acquired business with those of the Company’s historical operations in addition to closing and consolidating facilities. This process was ongoing during the twelve months ended December 31, 2006, and the Company believes that it is essentially complete.

During 2005, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. As the Company was not classified as an accelerated filer as of June 30, 2006, it will not have to be compliant with Section 404 requirements until the end of 2007. While activities to date involve reviewing the Company’s documentation of control procedures being followed and improving or strengthening these controls where necessary, the Company plans to continue with documentation, assessment and improvement of controls.

Except as provided in the prior paragraphs, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Portions of the information required by this item are included in Part I of this Report. Other information required by this item will be contained in the Company’s 2007 Proxy Statement under the headings ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’, ‘‘Code of Ethics’’, ‘‘Board Information and Committees’’ and ‘‘Proposal 1: Election of Directors’’ and is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained in the Company’s 2007 Proxy Statement under the headings ‘‘Compensation Disclosure Tables’’, ‘‘Executive Contracts and Severance and Change of Control Arrangements’’, ‘‘Compensation Discussion and Analysis’’, ‘‘Compensation Committee Report’’, ‘‘Directors Compensation’’ and ‘‘Compensation Committee Interlocks and Insider Participation’’ is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2007 Proxy Statement under the headings ‘‘Which stockholders own at least 5% of Proliance?’’, ‘‘How much stock is owned by directors and executive officers?’’ and ‘‘Table V Equity Compensation Plan Information’’ are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s 2007 Proxy Statement under the heading ‘‘Additional Information-Certain Transactions’’ and ‘‘Board Information and Committees’’ is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information contained in the Company’s 2007 Proxy Statement under the headings ‘‘Proposal 2: Approval of Appointment of Proliance’s Independent Accountants’’ and ‘‘Audit Committee Pre-Approval Policy’’ is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1) Financial Statements of the Registrant

See Consolidated Financial Statements under Item 8 of this Report.

(a) (2) Financial Statement Schedules

See Schedule II – Valuation and Qualifying Accounts under Item 8 of this Report.

Schedules other than the schedule listed above are omitted because they are not applicable, or because the information is furnished elsewhere in the Consolidated Financial Statements or the Notes thereto.

(a) (3) Exhibits

The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (b) below.

(b)	Exhibits – The following exhibits are filed as part of this report or are incorporated by reference herein:

2.1	Agreement and Plan of Merger, dated as of January 31, 2005, among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro.(8)
2.2	Contribution Agreement, dated as of January 31, 2005, among Modine Aftermarket Holdings, Inc., Modine Manufacturing Company, Modine, Inc. and Transpro.(8)
2.3	OEM Acquisition Agreement, dated as of January 31, 2005, between Modine Manufacturing Company and Transpro.(8)
2.4	Amendment to OEM Acquisition Agreement, dated as of March 1, 2005, between Modine Manufacturing Company and Transpro.(9)
2.5	Amendment to Agreement and Plan of Merger by letter dated June 16, 2005 between Transpro, Inc., Modine Manufacturing Company and Modine Aftermarket Holdings, Inc.(15)
3.1(i)	Restated Certificate of Incorporation of Proliance International, Inc.(14)
3.1(ii)	By-laws of Proliance International, Inc., as amended.(23)
4.1	Loan and Security Agreement dated as of January 4, 2001, by and between Wachovia Capital Finance Corporation (formerly known as Congress Financial Corporation) (New England) as Lender and Transpro, Inc., Ready-Aire, Inc., and GO/DAN Industries, Inc. as Borrowers.(2)
4.2	First Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(3)
4.3	Second Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(3)
4.4	Third Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(4)
4.5	Fourth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(4)
4.6	Fifth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(4)
4.7	Sixth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(4)
4.8	Seventh Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(5)
4.9	Eighth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(6)
4.10	Ninth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(7)
4.11	Tenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(10)
4.12	Eleventh Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(9)

4.13	Twelfth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(14)
4.14	Thirteenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(12)
4.15	Fourteenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(18)
4.16	Fifteenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(19)
4.17	Sixteenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(20)
4.18	Seventeenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(21)
4.19	Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation.(24)
10.1	Transpro, Inc. 1995 Stock Plan.(1)
10.2	Form of Stock Option Agreement under the 1995 Stock Plan.(1)
10.3	Transpro, Inc. 1995 Non-employee Directors Stock Option Plan.(1)
10.4	Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option Plan.(1)
10.5	Form of Key Employee Severance Policy.(1)
10.6	Letter Agreement, dated December 15, 1992 between Jeffrey L. Jackson and GO/DAN Industries.(1)
10.7	Employment Agreement between the Company and Charles E. Johnson.(3)
10.8	Amendment No. 1 to Employment Agreement between the Company and Charles E. Johnson .(11)
10.9	Form of Nonqualified Stock Option Agreement (Director Replacement Option).(13)
10.10	Director and Officer Indemnification Agreement.(14)
10.11	Aftermarket License Agreement between Modine Manufacturing Company and Modine Aftermarket Holdings, Inc.(14)
10.12	Proliance International, Inc. Equity Incentive Plan.(14)
10.13	Tax Sharing Agreement between Modine Manufacturing Company and Transpro, Inc.(16)
10.14	Form of Option Agreement pursuant to Equity Incentive Plan.(17)
10.15	Form of Restricted Stock Agreement pursuant to Equity Incentive Plan.(17)
10.16	Form of Performance Restricted Stock Agreement pursuant to Equity Incentive Plan.(17)
10.17	Amendment No. 2 to Employment Agreement between the Company and Charles E. Johnson.(22)
10.18	Proliance International, Inc. Supplemental Executive Retirement Plan.(22)
10.19	Proliance International, Inc. Executive Severance Plan.(22)
10.20	Board Policy on Director Elections.(23)
10.21	Form of Director Resignation Letter.(23)

21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
24	Powers of Attorney (included on signature page).
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-96770).

(2)	Incorporated by reference to the Company’s 2000 Form 10-K.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(4)	Incorporated by reference to the Company’s 2001 Form 10-K.

(5)	Incorporated by reference to the Company’s Form 8-K filed September 20, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed November 22, 2002.

(7)	Incorporated by reference to the Company’s Form 8-K filed December 27, 2002.

(8)	Incorporated by reference to the Company’s Form 8-K filed February 1, 2005.

(9)	Incorporated by reference to the Company’s Form 8-K filed March 7, 2005.

(10)	Incorporated by reference to the Company’s Form 8-K filed November 19, 2004.

(11)	Incorporated by reference to the Company’s Form 8-K filed November 3, 2004.

(12)	Incorporated by reference to the Company’s Form 8-K filed October 21, 2005.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005.

(14)	Incorporated by reference to the Company’s Form 8-K filed July 28, 2005.

(15)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2005.

(16)	Incorporated by reference to the Company’s Form S-4 filed May 2, 2005.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006.

(18)	Incorporated by reference to the Company’s Form 8-K filed April 5, 2006.

(19)	Incorporated by reference to the Company’s Form 8-K filed October 25, 2006.

(20)	Incorporated by reference to the Company’s Form 8-K filed January 8, 2007.

(21)	Incorporated by reference to the Company’s Form 8-K filed January 23, 2007.

(22)	Incorporated by reference to the Company’s Form 8-K filed May 9, 2006.

(23)	Incorporated by reference to the Company’s Form 8-K filed December 8, 2006.

(24)	Incorporated by reference to the Company’s Form 8-K filed March 6, 2007.

(c)	Other Financial Information

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Proliance International, Inc.
Date: March 30, 2007	By	/s/ CHARLES E. JOHNSON
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

/s/ WILLIAM J. ABRAHAM, JR.	March 30, 2007

William J. Abraham, Jr., Director

/s/ BARRY R. BANDUCCI	March 30, 2007

Barry R. Banducci, Director

/s/ PHILIP WM. COLBURN	March 30, 2007

Philip Wm. Colburn, Director

/s/ CHARLES E. JOHNSON	March 30, 2007

Charles E. Johnson, President, Chief Executive Officer and Director

/s/ PAUL R. LEDERER	March 30, 2007

Paul R. Lederer, Director

/s/ VINCENT L. MARTIN	March 30, 2007

Vincent L. Martin, Director

/s/ BRADLEY C. RICHARDSON	March 30, 2007

Bradley C. Richardson, Director

/s/ JAMES R. RULSEH	March 30, 2007

James R. Rulseh, Director

/s/ F. ALAN SMITH	March 30, 2007

F. Alan Smith, Director

/s/ RICHARD A. WISOT	March 30, 2007

Richard A. Wisot Vice President, Treasurer, Secretary and Chief Financial Officer Principal Financial and Accounting Officer