Form 10-Q
period 2007-03-31
PROLIANCE INTERNATIONAL, INC.
filed 2007-05-15
CIK 948844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of common stock, $.01 par value, outstanding as of May 1,
2007 was 15,323,390.

Exhibit Index is on page 21 of this report.

================================================================================

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Operations for
                       the Three Months Ended March 31, 2007 and 2006         3

                    Condensed Consolidated Balance Sheets at March 31,
                       2007 and December 31, 2006                             4

                    Condensed Consolidated Statements of Cash Flows for
                       the Three Months Ended March 31, 2007 and 2006         5

                    Notes to Condensed Consolidated Financial Statements      6

         Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   14

         Item 3.    Quantitative and Qualitative Disclosures About Market
                       Risk                                                  19

         Item 4T.   Controls and Procedures                                  20

PART II. OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders      21

         Item 6.    Exhibits                                                 21

         Signatures                                                          22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                              Three Months
(in thousands, except per share amounts)               Ended March 31,
                                                      -----------------
                                                        2007      2006
                                                      -------   -------
Net sales                                             $91,938   $91,336
Cost of sales                                          74,580    70,388
                                                      -------   -------
Gross margin                                           17,358    20,948
Selling, general and administrative expenses           20,589    22,932
Restructuring charges                                     275       520
                                                      -------   -------
Operating loss from operations                         (3,506)   (2,504)
Interest expense                                        2,681     2,253
                                                      -------   -------
Loss from operations before taxes                      (6,187)   (4,757)
Income tax provision                                      145       302
                                                      -------   -------
Net loss                                              $(6,332)  $(5,059)
                                                      =======   =======
Basic and diluted net loss per common share:          $ (0.42)  $ (0.33)
                                                      =======   =======
Weighted average common shares -- basic and diluted    15,259    15,256
                                                      =======   =======

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,    December 31,
(in thousands, except share data)                                                                 2007          2006
                                                                                             ------------   ------------
                                           ASSETS                                             (unaudited)

Current assets:
   Cash and cash equivalents                                                                   $  4,583       $  3,135
   Accounts receivable (less allowances of $5,195 and $5,543)                                    57,684         58,209
   Inventories                                                                                  113,712        118,912
   Other current assets                                                                           7,742          7,498
                                                                                               --------       --------
Total current assets                                                                            183,721        187,754
                                                                                               --------       --------
Property, plant and equipment                                                                    47,993         47,697
Accumulated depreciation and amortization                                                       (25,174)       (23,821)
                                                                                               --------       --------
   Net property, plant and equipment                                                             22,819         23,876
                                                                                               --------       --------
Other assets                                                                                     13,249         12,732
                                                                                               --------       --------
Total assets                                                                                   $219,789       $224,362
                                                                                               ========       ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt                                       $ 54,280       $ 53,545
   Accounts payable                                                                              55,283         58,114
   Accrued liabilities                                                                           26,739         28,355
                                                                                               --------       --------
Total current liabilities                                                                       136,302        140,014
                                                                                               --------       --------
Long-term liabilities:
   Long-term debt                                                                                 8,441          1,657
   Other long-term liabilities                                                                    7,043          8,218
                                                                                               --------       --------
Total long-term liabilities                                                                      15,484          9,875
                                                                                               --------       --------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
      Series A junior participating preferred stock, $.01 par value: authorized
         200,000 shares; issued and outstanding -- none at March 31, 2007 and
         December 31, 2006                                                                            --            --
      Series B convertible preferred stock, $.01 par value: authorized 30,000 shares;
         issued and outstanding; -- 12,781 shares at March 31, 2007 and December
         31, 2006 (liquidation preference $1,278)                                                     --            --
   Common stock, $.01 par value: authorized 47,500,000 shares; 15,365,326 shares issued at March 31, 2007; 15,339,892 shares issued at December 31, 2006; 15,323,390 shares
      outstanding at March 31, 2007; 15,297,956 shares outstanding at December 31, 2006              153           153
   Paid-in capital                                                                               105,834       105,772
   Accumulated deficit                                                                           (36,314)      (29,967)
   Accumulated other comprehensive loss                                                           (1,655)       (1,470)
   Treasury stock, at cost, 41,936 shares at March 31, 2007 and December 31, 2006                    (15)          (15)
                                                                                                --------      --------
Total stockholders' equity                                                                        68,003        74,473
                                                                                                --------      --------
Total liabilities and stockholders' equity                                                      $219,789      $224,362
                                                                                                ========      ========

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                      March 31,
(Unaudited)                                                                      -------------------
(in thousands)                                                                     2007       2006
                                                                                 --------   --------

Cash flows from operating activities:
   Net loss                                                                      $(6,332)   $ (5,059)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                1,822       1,149
      Provision for (benefit from) uncollectible accounts receivable                 157         (84)
      Non-cash restructuring charges                                                  --         112
      Non-cash stock compensation costs                                               39          39
      Gain on sale of building                                                       (68)        (69)
   Changes in operating assets and liabilities:
      Accounts receivable                                                            285      (2,423)
      Inventories                                                                  5,067      (7,117)
      Accounts payable                                                            (2,725)      2,204
      Accrued expenses                                                            (2,371)       (423)
      Other                                                                       (1,078)        606
                                                                                 -------    --------
Net cash used in operating activities                                             (5,204)    (11,065)
                                                                                 -------    --------
Cash flows from investing activities:
   Capital expenditures, net of normal sales and retirements                        (330)     (1,431)
   Cash expenditures for restructuring costs on Modine Aftermarket acquisition
      balance sheet                                                                   (4)       (694)
   Cash expenditures for merger transaction costs                                     --        (786)
                                                                                 -------    --------
Net cash used in investing activities                                               (334)     (2,911)
                                                                                 -------    --------
Cash flows from financing activities:
   Dividends paid                                                                    (16)        (16)
   Net (repayments) borrowings under revolving credit facility                    (4,728)     14,044
   Borrowings of short-term foreign debt                                           4,475          --
   Borrowings under term loan                                                      8,000          --
   Repayments of term loan and capitalized lease obligations                        (228)       (224)
   Deferred debt issuance costs                                                     (507)        (43)
   Proceeds from stock option exercise                                                25          --
                                                                                 -------    --------
Net cash provided by financing activities                                          7,021      13,761
                                                                                 -------    --------
Effect of exchange rate changes on cash                                              (35)         (4)
                                                                                 -------    --------
Increase (decrease) in cash and cash equivalents                                   1,448        (219)
   Cash and cash equivalents at beginning of period                                3,135       4,566
                                                                                 -------    --------
   Cash and cash equivalents at end of period                                    $ 4,583    $  4,347
                                                                                 =======    ========

        The accompanying notes are an integral part of these statements.

                          PROLIANCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial information should be read in conjunction with the Proliance International, Inc. (the "Company") Annual Report on Form
10-K for the year ended December 31, 2006 including the audited financial statements and notes thereto included therein.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter ended March 31, 2007 are not necessarily indicative of results for the full year.

Prior period amounts have been reclassified to conform to current year classifications.

NOTE 2 - INVENTORY

Inventory consists of the following:

                                             March 31,   December 31,
          (in thousands)                        2007         2006
                                             ---------   ------------
          Raw material and component parts    $ 21,846     $ 22,730
          Work in progress                       3,534        3,858
          Finished goods                        88,332       92,324
                                              --------     --------
             Total inventory                  $113,712     $118,912
                                              ========     ========

NOTE 3 - DEBT

Short-term debt and current portion of long-term debt consists of the following:

                                               March 31,   December 31,
           (in thousands)                         2007         2006
                                               ---------   ------------
           Short-term foreign debt              $ 4,475      $    --
           Revolving credit facility             47,943       52,672
           Current portion of long-term debt      1,862          873
                                                -------      -------
           Total short-term debt and current
              portion of long-term debt         $54,280      $53,545
                                                =======      =======

Short-term foreign debt, at March 31, 2007, represents borrowings by the
Company's NRF subsidiary in The Netherlands under its available credit facility.
At March 31, 2007, $975 thousand was borrowed in U.S. dollars under a U.S.
dollar-based loan arrangement at an annual interest rate of 7.4% and $3.5 million was borrowed at a Euro equivalent under a Euro-based arrangement at an annual interest rate of 5.25%.

On January 3, 2007, the Company amended its Loan and Security Agreement (the
"Credit Facility") with Wachovia Capital Finance Corporation (New England)
pursuant to a Sixteenth Amendment to the Loan and Security Agreement (the
"Amendment"). The Amendment, which was effective as of December 19, 2006, revised the inventory loan limit to reflect the Company's continued progress in reducing its inventory levels. The Inventory Loan Limit was previously $43.0 million from December 1, 2006 through December 31, 2006 and $40.0 million from and after January 4, 2007. The revised limits are $43.0 million from December
19, 2006 through January 4, 2007, $42.8 million from January 5, 2007 through
January 11, 2007, $42.5 million from January 12, 2007 through January 18, 2007,
$42.3 million from January 19, 2007 through January 25, 2007, $42.0 million from
January 25, 2007 through February 1, 2007, $41.8 million from February 2, 2007 through February 8, 2007, $41.5 million from February 9, 2007 through February
15, 2007, $41.3 million from February 16, 2007 through February 22, 2007 and
$41.0 million from and after February 23, 2007.

On January 19, 2007, the Company amended the Credit Facility pursuant to a
Seventeenth Amendment to the Loan and Security Agreement (the "Seventeenth
Amendment"). The Seventeenth Amendment, which was effective as of January 19,
2007, reduced the amount of Minimum Excess Availability which the Company is required to maintain from $5.0 million to $2.5 million from and after January
19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and
Security Agreement with Wachovia Capital Finance Corporation (New England) (the
"Agreement"). The Agreement amended and restated the Company's existing Credit
Facility to reflect an additional Term B loan in the amount of $8.0 million.
This additional indebtedness is secured by substantially all of the assets of the Company, including its owned real property locations across the United
States. The Term B loan will mature in July 2009, but may be automatically extended for successive one-year terms. The Term B loan will be repaid in twenty-two consecutive monthly installments of $167 thousand commencing on
October 1, 2007 with the remaining balance paid on July 21, 2009. The Agreement reset certain financial covenants including (i) EBITDA for the Company for the twelve months ended December 31, 2006-($1.0 million); three months ended March
31, 2007-($1.0 million), adjusted for any inventory revaluation, but not less than ($2.6 million); six months ended June 30, 2007-$7.5 million; nine months ended September 30, 2007-$17.5 million and twelve months ended December 31,
2007-$20.0 million; (ii) capital expenditures in 2007 were capped at $8.0 million and (iii) the Fixed Charge Ratio was amended to .50 to 1.00 for the six months ended June 30, 2007; .85 to 1.00 for the nine months ended September 30,
2007, the twelve months ended December 31, 2007, and the twelve months ended
March 31, 2008; .90 to 1.00 for the twelve months ended June 30, 2008; .95 to
1.00 for the twelve months ended September 30, 2008; and 1.00 to 1.00 for the twelve months ended December 31, 2008. The Agreement also established minimum
EBITDA for the Company's NRF subsidiary, unless there is Excess Availability of
$15.0 million, for the following twelve-month periods: December 31, 2006-$4.5 million; March 31, 2007-$4.9 million; June 30, 2007-$5.2 million; September 30,
2007-$5.2 million and December 31, 2007-$5.5 million. The Agreement does not affect the amount of Minimum Excess Availability that the Company is required to maintain. The Company has also committed to proceed to obtain additional debt financing from new lenders, the proceeds of which will be used to reduce the principal amount of indebtedness of the Term B loan from $8.0 million to $4.0 million and for general working capital purposes. Although the Company anticipates these improvements to its financial liquidity will be completed in the near future, there can be no assurance as to whether or when these improvements will materialize. The Company was in compliance with the
Agreement's covenants at March 31, 2007.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) and its components are as follows:

                                              Three Months Ended
                                                   March 31,
                                              ------------------
               (in thousands)                   2007      2006
                                              -------   --------
               Net loss                       $(6,332)   $(5,059)
               Minimum pension liability           --         --
               Foreign currency translation      (185)       122
                                              -------    -------
               Comprehensive loss             $(6,517)   $(4,937)
                                              =======    =======

NOTE 5 - STOCK COMPENSATION PLANS

Stock Options:

An analysis of the stock plan option activity in the Company's Stock Plan,
Directors Plan and Equity Incentive Plan for the three months ended March 31,
2007 is as follows:

                                                      Number of
                                                       Options
                                                      ---------
                Stock Plan
                   Outstanding at December 31, 2006    460,026
                   Exercised                           (10,000)
                   Cancelled                                --
                                                       -------
                   Outstanding at March 31, 2007       450,026
                                                       =======

                Directors Plan
                   Outstanding at December 31, 2006     36,800
                   Exercised                                --
                   Cancelled                                --
                                                       -------
                   Outstanding at March 31, 2007        36,800
                                                       =======

                Equity Incentive Plan
                   Outstanding at December 31, 2006    179,958
                   Granted                                  --
                   Cancelled                                --
                                                       -------
                   Outstanding at March 31, 2007       179,958
                                                       =======

The Company adopted the provisions of SFAS No.123(R), "Share-Based Payment"
effective January 1, 2006. SFAS No. 123(R) established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost as a charge to operating results over the period during which an employee is required to provide service in exchange for the award, with the offset being additional paid-in capital. In adopting SFAS No. 123(R), the
Company was required to recognize the unrecorded compensation expense related to unvested

stock options issued prior to January 1, 2006. Results for the quarter ended
March 31, 2006 included $2 thousand of compensation expense and additional paid-in capital relating to these options. In addition, during the quarter ended
March 31, 2006, the Company recorded $10 thousand of compensation expense related to stock options granted on March 2, 2006. During the quarter ended
March 31, 2007, the Company recorded $22 thousand of compensation expense associated with options outstanding.

Restricted Stock:

At March 31, 2007 and December 31, 2006, there were 49,426 shares of restricted stock outstanding under the Incentive Plan, which had been granted on March 2,
2006. During the quarter ended March 31, 2007, 12,357 shares outstanding were vested. The remaining shares outstanding at March 31, 2007 are unvested. During the quarters ended March 31, 2007 and 2006, $16 thousand and $7 thousand, respectively, of compensation expense were recorded. The restricted stock is treated as issued and outstanding on the date of grant; however, it is excluded from the calculation of basic income (loss) per share until the shares are vested.

On March 26, 2007, the Company granted 17,689 shares of restricted stock to its
Chief Executive Officer in conjunction with an agreement to reduce his calendar year 2007 base salary. These shares vest in full two years after the date of grant. Based upon the market price of the common stock on the date of grant,
$4.24 per share, total compensation cost of $75 thousand will be recorded over the vesting period of the shares. During the quarter ended March 31, 2007, the
Company recorded $1 thousand of compensation expense related to these restricted shares.

Performance Restricted Stock:

At March 31, 2007 and December 31, 2006, there were no performance restricted shares outstanding. During the fourth quarter of 2006, shares issued on March 2,
2006 were forfeited as pre-established goals for net income and cash flow for
2006 were not achieved. Results for the first quarter of 2006 included compensation expense of $20 thousand relating to the performance restricted shares, which had been issued on March 2, 2006.

NOTE 6 - RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first quarter of 2007, the Company reported $0.3 million of restructuring costs primarily associated with changes to the Company's branch operating structure. In September 2006, the Company had announced that it would be commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during the first quarter of
2007 resulted in the reduction of branch and agency locations from 94 at
December 31, 2006 to 90 at March 31, 2007 and the establishment of supply agreements with distribution partners in certain areas. It is anticipated that these and future actions will improve the Company's market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. Annual savings from these actions are expected to exceed the costs incurred. These actions are part of the $2.0 million to $3.0 million of restructuring initiatives announced in the Company's third quarter
2006 results of operations press release.

In conjunction with the merger with Modine Aftermarket, the Company commenced a
12 to 18 month restructuring program expected to result in one-time charges of
$10 million to $14 million. These actions have resulted in lower costs and increased manufacturing and operating efficiencies and include activities impacting existing Proliance locations, which resulted in charges to the income statement, and activities impacting locations acquired in the Modine Aftermarket merger, which costs were accrued on the opening balance sheet as a purchase accounting entry. Activities under this program were accelerated and a major portion of them were completed as of December 31, 2005. The remainder were completed during 2006. Total spending under these programs was $13.6 million through the end of 2006, and the Company now anticipates that annualized benefits from these actions in 2007 will be between $45 and $48 million.

The remaining restructuring reserve at March 31, 2007 was classified in other accrued liabilities. A summary of the restructuring charges and payments during the first quarter of 2007 is as follows:

                               Workforce      Facility        Asset
(in thousands)                  Related    Consolidation   Write-down     Total
                               ---------   -------------   ----------   --------
Balance at December 31, 2006     $ 674        $1,389           $--      $ 2,063
Charge to operations               131           144            --          275
Cash payments                     (578)         (427)           --       (1,005)
Non-cash write-off                  --            --            --           --
                                 -----        ------           ---      -------
Balance at March 31, 2007        $ 227        $1,106           $--      $ 1,333
                                 =====        ======           ===      =======

The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs, which are expected to be paid primarily by the end of 2007.

NOTE 7 - RETIREMENT AND POST-RETIREMENT PLANS

The components of net periodic benefit costs for domestic and international retirement and post-retirement plans are as follows:

                                           Three Months Ended March 31,
                                     ----------------------------------------
                                        2007    2006         2007   2006
                                       -----   -----         ----   ----
    (in thousands)                   Retirement Plans   Post-retirement Plans
                                     ----------------   ---------------------
    Service cost                      $ 282   $ 266           $--    $ 1
    Interest cost                       495     544             3     10
    Expected return on plan assets     (503)   (565)           --     --
    Amortization of net loss            138     170            --      1
                                      -----   -----           ---    ---
    Net periodic benefit cost         $ 412   $ 415           $ 3    $12
                                      =====   =====           ===    ===

The Company participates in foreign multi-employer pension plans. For the three months ended March 31, 2007 and 2006, pension expense for these plans was $248 thousand and $220 thousand, respectively.

NOTE 8 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                      Three Months
                                                                    Ended March 31,
                                                                   -----------------
(in thousands, except per share amounts)                             2007      2006
                                                                   -------   -------

Numerator:
Net loss                                                           $(6,332)  $(5,059)
Deduct -- preferred stock dividend                                     (16)      (16)
                                                                   -------   -------
Net loss attributable to common stockholders - basic and diluted   $(6,348)  $(5,075)
                                                                   =======   =======
Denominator:
Weighted average common shares                                      15,306    15,336
Deduct -- Unvested restricted and performance restricted shares        (47)      (80)
                                                                   -------   -------
Adjusted weighted average common shares -- basic and diluted        15,259    15,256
                                                                   =======   =======
Basic and dilutive net loss per common share                       $ (0.42)  $ (0.33)
                                                                   =======   =======

The adjusted weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended
March 31, 2007 and 2006 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the net loss per share. None of the options outstanding at March 31, 2007 or 2006 or the Series B preferred stock were included in the loss per share calculation.

NOTE 9 - BUSINESS SEGMENT DATA

The Company is organized into two segments, based upon the geographic area served - Domestic and International. The Domestic marketplace supplies heat exchange and temperature control products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the
United States and Canada. The International segment includes heat exchange and temperature control products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and
Central America.

The table below sets forth information about the reported segments.

                                                               Three Months
                                                             Ended March 31,
                                                            -----------------
  (in thousands)                                              2007      2006
                                                            -------   -------
  Net sales:
  Domestic                                                  $69,041   $72,516
  International                                              22,897    18,820
  Intersegment sales:
  Domestic                                                    1,115     1,134
  International                                               4,016     6,249
  Elimination of intersegment sales                          (5,131)   (7,383)
                                                            -------   -------
  Total net sales                                           $91,938   $91,336
                                                            =======   =======
  Operating (loss) income from operations:
  Domestic                                                  $  (347)  $   381
  Restructuring charges                                        (260)     (478)
                                                            -------   -------
     Domestic total                                            (607)      (97)
                                                            -------   -------
  International                                                (108)      497
  Restructuring charges                                         (15)      (42)
                                                            -------   -------
     International total                                       (123)      455
                                                            -------   -------
  Corporate expenses                                         (2,776)   (2,862)
                                                            -------   -------
  Total operating loss from operations                      $(3,506)  $(2,504)
                                                            =======   =======

An analysis of total net sales by product line is as follows:

                                                                Three Months
                                                              Ended March 31,
                                                             -----------------
   (in thousands)                                              2007      2006
                                                             -------   -------
   Automotive and light truck heat exchange products         $61,991   $57,125
   Automotive and light truck temperature control products     9,666    13,193
   Heavy duty heat exchange products                          20,281    21,018
                                                             -------   -------
   Total net sales                                           $91,938   $91,336
                                                             =======   =======

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
            (in thousands)                           2007     2006
                                                    ------   ------
               Cash paid during the period for:
                  Interest                          $2,459   $1,930
                                                    ======   ======
                  Income taxes                      $  221   $  421
                                                    ======   ======

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB
Interpretation No. 48 ("Fin 48") "Accounting for Uncertainty in Income Taxes."
This Interpretation was effective for fiscal years beginning after December 15,
2006, and results in financial statements reflecting the expected future tax consequences of uncertain tax positions. Adoption of this Interpretation did not have a material impact on the Company's results of operations for the three months ended March 31, 2007.

The Pension Protection Act of 2006 ("PPA") was signed by the President and enacted in August 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year
2008. While the Company is currently evaluating the impact that the PPA will have on future contributions, it is not expected to have a material impact.

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

In order to evaluate market trends and changes, management utilizes a variety of economic and industry data including miles driven by vehicles, average age of vehicles, gasoline usage and pricing and automotive and light truck vehicle population data. In addition, Class 7 and 8 truck production data and industrial and off-highway equipment production data are also utilized.

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
The merger with the Aftermarket business of Modine was completed on July 22,
2005. The transaction provided the Company with additional manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. The
Company is now focused predominantly on supplying heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central
America and Europe. The Company had also announced that, in conjunction with the merger, it was undertaking a restructuring program, which was expected to total
$10 million to $14 million of restructuring costs over the 12 to 18 months following the merger, which would generate savings in excess of $30 million on an annualized basis, when completed. The Company acted to accelerate as many restructuring activities as possible into a shorter time frame in order to maximize the benefits, and completed all anticipated activities during 2006. At this time, the Company anticipates that the full year 2007 cost savings impact will be $45 million to $48 million. Of this, approximately $3 million of savings was realized in 2005, an additional $40 million was realized in 2006 and the balance will be achieved in 2007. These savings have been offset by rising commodity costs, changes in market sales mix and continued competitive price pressure. As a result during 2006 and 2007, the Company has undertaken additional restructuring actions to lower costs. These included product construction conversions from copper/brass to aluminum, the closure of the
Racine administrative office and a realignment of the existing branch structure.
These actions resulted in the expenditure of $3.1 million of restructuring costs during 2006 and $0.3 million during the first quarter of 2007. In the 2006 third quarter earnings release, the Company announced that it anticipated spending
$2.0 million to $3.0 million on new restructuring programs in addition to the original $14.0 million of programs completed in 2006. Restructuring spending during the first quarter of 2007 was part of this estimate. Benefits from these actions are expected to exceed the costs incurred on an annualized basis.

OPERATING RESULTS

QUARTER ENDED MARCH 31, 2007 VERSUS QUARTER ENDED MARCH 31, 2006

Net sales for the first quarter of 2007 of $91.9 million were $0.6 million or
0.7% above the first quarter of 2006. Domestic segment sales during the first quarter of 2007 were $69.0 million compared to $72.5 million in the 2006 first quarter. Heat exchange product unit volumes have been slightly stronger in the quarter, despite the fact that miles driven for the first two months of 2007 are lower than a year ago. During the first quarter of 2007, the Company also continued to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. In addition, the domestic heat exchange marketplace continues to experience a sales mix shift with more sales being directed towards wholesale customers and less to direct customers. This shift in customer mix results in lower sales through the Company's branch locations, which translates into lower average selling prices for domestic heat exchange products. Domestic temperature control product sales are lower than a year ago reflecting cooler weather conditions and the fact that in the first quarter of
2006, the Company experienced higher than normal pre-season orders from several of its major customers, which have not recurred in the first quarter of 2007.
Domestic heavy duty product sales in the first quarter of 2007 were lower than a year ago reflecting softer market conditions, particularly in the heavy truck market. International segment sales for the 2007 first quarter of $22.9 million were $4.1 million above the $18.8 million reported in the first quarter of 2006.
Of this increase, $1.1 million is attributable to the difference in exchange rates caused by the weakness of the U.S. dollar in relation to the Euro. The remainder of the increase is primarily attributable to higher marine and heat exchange sales in Europe due to stronger market conditions.

Gross margin, as a percentage of net sales, was 18.9% during the first quarter of 2007 versus 22.9% in the first quarter of 2006. The Company continues to experience the impact of higher commodity prices, competitive pricing pressure and the shift in the customer mix of sales away from the branch locations and to our wholesale customer base. This change in mix towards wholesale customers results in a lower gross margin as a percentage of sales. Copper and aluminum market costs are more than 70% and 30%, respectively, over their levels of a year ago. While copper market prices trended down in the fourth quarter of 2006 and the first two months of 2007, these prices, which are still higher than the comparable periods of a year ago, will not be reflected in cost of sales until the second and third quarters of 2007 due to the turnover of inventory. During
March and April of 2007, copper market prices have again begun to rise. To improve gross margin, the Company has continued to initiate new cost reduction actions, continued with its program, initiated in 2006, to switch from copper/
brass construction of product to aluminum and continued with programs to implement price actions wherever possible. Gross margins in 2007 also benefited from the impacts of cost reduction initiatives completed in 2006. Margin levels during the remainder of 2007 will benefit from the impacts of cost reduction initiatives which have been taken and the higher production levels which should result from the Company's normal third quarter selling season; however, there can be no assurance that this will offset the impacts of higher commodity costs and changes in market conditions which may occur.

Selling, general and administrative expenses decreased as a percentage of net sales to 22.4% from 25.1% in the first quarter of 2006. The reduction in expenses reflects lower administrative spending as a result of cost reduction actions implemented during 2006, including the elimination of the Racine administrative office and the consolidation of these functions into the
Company's New Haven corporate office. Branch spending expenses for the quarter were also lower than those incurred in the same period a year ago due to the impacts of the program initiated during the third quarter of 2006 to better align the Company's go-to-market strategy with customer needs. This program, which includes the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, has resulted in a reduction in the number of branch and agency locations from 123 at the beginning of 2006 to 90 at March 31, 2007. The
Company anticipates experiencing quarterly expense reductions, greater than those experienced in the first quarter, for the remainder of 2007, as a result of cost reduction initiatives which have already been taken and which are being considered.

During the first quarter of 2007, the Company reported $0.3 million of restructuring costs primarily associated with changes to the Company's branch operating structure. In September 2006, the Company had announced that it would be commencing a process to realign its branch structure, which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during the first quarter of
2007 resulted in the reduction of branch and agency locations from 94 at
December 31, 2006 to 90 at March 31, 2007 and the establishment of supply agreements with distribution partners in certain areas. These activities are part of the previously announced $2.0 million to $3.0 million of new restructuring initiatives. It is anticipated that these and the future actions under consideration will improve the Company's market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. Annual savings from these actions are expected to significantly exceed the costs incurred. In the first quarter of 2006, the
Company completed the relocation of the Nuevo Laredo copper/brass radiator production to Mexico City. These activities, which had been initiated during the fourth quarter of 2005, resulted in the centralization of copper/brass radiator production in Mexico City and aluminum radiator production in Nuevo Laredo. The
Company reported restructuring costs of $0.5 million associated with the termination of 78 employees, facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value. These activities were part of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger.

Interest expense of $2.7 million was $0.4 million above last year's levels due to the impact of higher discounting charges from the Company's participation in customer-sponsored vendor payment programs along with higher average interest rates and average debt levels. Discounting expense was $1.3 million in the first quarter of 2007, compared to $1.0 million in the same period last year, mainly reflecting higher levels of customer receivables being collected utilizing these programs. Average interest rates on the Company's Domestic revolving credit, and term loan borrowings were 7.59% in the first quarter of 2007, compared to 6.78%
last year. During the first quarter of 2007, the Company's NRF subsidiary in The
Netherlands under its available credit facility borrowed $975 thousand under a
U.S. dollar-based loan arrangement at an interest rate of 7.4% and borrowed $3.5 million at a Euro equivalent under a Euro-based loan arrangement at an interest rate of 5.25%. Average debt levels were $56.9 million in 2007, compared to $49.7 million last year. The increase in average debt levels primarily reflects the new Term B loan and borrowings by the Company's NRF subsidiary under its available credit facility. Year-over-year interest expense levels for the remainder of 2007 will continue to be higher than the prior year comparable period, as a result of increases in interest rates, higher average debt levels and the Company's continued utilization of the customer-sponsored vendor payment programs.

In the first quarter of 2007 and 2006, the effective tax rate included only a foreign provision, as the usage of the Company's net operating loss carryforward offset a majority of the state and any federal income tax provisions. Net loss for the three months ended March 31, 2007 was $6.3 million, or $0.42 per basic and diluted share, compared to a net loss of $5.1 million, or $0.33 per basic and diluted share for the same period a year ago.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2007, the Company used $5.2 million of cash for operating activities. Cash was utilized to fund operations and to lower trade accounts payable and other liability levels. Increased efforts to collect receivables and the benefits realized from consolidating all collection efforts in the New Haven corporate office location resulted in a reduction in receivables from year-end of $0.3 million. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections, and the level of collections through these programs has risen as sales to our major wholesale customers increase. Inventories at
March 31, 2007 were $5.1 million lower than levels at December 31, 2006, reflecting the Company's efforts to add speed and supply flexibility to its business in order to better manage inventory levels. In the past, inventory levels in the first quarter would have risen in anticipation of needs during the peak selling season. Inventory levels at the end of 2007 are expected to be lower than at the end of 2006. Accounts payable during the first quarter of 2007 were lowered by $2.7 million, as a result of the inventory cutbacks and the
Company's efforts to maintain good relationships with its vendors.

During the first three months of 2006, cash flow used in operating activities was $11.1 million. Cash outflows were required to fund operating results and increases in accounts receivable and inventories during the period. The $2.4 million higher receivable levels reflect seasonal increases in sales during the quarter. Inventory levels rose $7.1 million during the quarter as the Company purchased product in its U.S. operations in anticipation of seasonal selling periods during the second and third quarters and added inventory in its international operations to meet the needs of changes in product sourcing and new product introductions. Accounts payable levels rose $2.2 million due to increased inventory purchases.

Capital expenditures during the first three months of 2007 were $0.3 million primarily for cost reduction activities. During the first three months of 2006, the Company had $1.4 million of capital expenditures primarily for cost reduction activities and U.S. computer system upgrades to convert previously used Modine systems. The Company expects that capital expenditures for 2007 will be between $4.0 million and $5.0 million. Expenditures will primarily be for cost reduction activities.

Total debt at March 31, 2007 was $62.7 million, compared to $55.2 million at the end of 2006 and $55.8 million at March 31, 2006. The increase reflects borrowings by the Company's NRF subsidiary in The Netherlands under its available credit facility and the $8.0 million Term B loan entered into on
February 28, 2007. At March 31, 2007, the Company had $4.7 million available for future borrowings under its Loan Agreement, after deducting the $2.5 million availability block required by the Agreement. The Company was in compliance with the covenants contained in the Loan Agreement, as amended, as of March 31, 2007.

On January 3, 2007, the Company amended its Loan and Security Agreement (the
"Credit Facility") with Wachovia Capital Finance Corporation (New England)
pursuant to a Sixteenth Amendment to the Loan and Security Agreement (the
"Amendment"). The Amendment, which was effective as of December 19, 2006, revised the inventory loan limit to reflect the Company's continued progress in reducing its inventory levels. The Inventory Loan Limit was previously $43.0 million from December 1, 2006 through December 31, 2006 and $40.0 million from and after January 4, 2007. The revised limits are $43.0 million from December
19, 2006 through January 4, 2007, $42.8 million from January 5, 2007 through
January 11, 2007, $42.5 million from January 12, 2007 through January 18, 2007,
$42.3 million from January 19, 2007 through January 25,

2007, $42.0 million from January 25, 2007 through February 1, 2007, $41.8 million from February 2, 2007 through February 8, 2007, $41.5 million from
February 9, 2007 through February 15, 2007, $41.3 million from February 16, 2007 through February 22, 2007 and $41.0 million from and after February 23, 2007.

On January 19, 2007, the Company amended the Credit Facility pursuant to a
Seventeenth Amendment to the Loan and Security Agreement (the "Seventeenth
Amendment"). The Seventeenth Amendment, which was effective as of January 19,
2007, reduced the amount of Minimum Excess Availability which the Company is required to maintain from $5.0 million to $2.5 million from and after January
19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and
Security Agreement with Wachovia Capital Finance Corporation (New England) (the
"Agreement"). The Agreement amended and restated the Company's existing Credit
Facility to reflect an additional Term B loan in the amount of $8.0 million.
This additional indebtedness is secured by substantially all of the assets of the Company, including its owned real property locations across the United
States. The Term B loan will mature in July 2009, but may be automatically extended for successive one-year terms. Repayments of the Term B loan will be in twenty-two consecutive monthly installments of $167 thousand commencing on
October 1, 2007 with the remaining balance paid on July 21, 2009. The Agreement reset certain financial covenants including (i) EBITDA for the Company for the twelve months ended December 31, 2006-($1.0 million); three months ended March
31, 2007-($1.0 million), adjusted for any inventory revaluation, but not less than ($2.6 million); six months ended June 30, 2007-$7.5 million; nine months ended September 30, 2007-$17.5 million and twelve months ended December 31,
2007-$20.0 million; (ii) capital expenditures in 2007 were capped at $8.0 million and (iii) the Fixed Charge Ratio was amended to .50 to 1.00 for the six months ended June 30, 2007; .85 to 1.00 for the nine months ended September 30,
2007, the twelve months ended December 31, 2007, and the twelve months ended
March 31, 2008; .90 to 1.00 for the twelve months ended June 30, 2008; .95 to
1.00 for the twelve months ended September 30, 2008; and 1.00 to 1.00 for the twelve months ended December 31, 2008. The Agreement also established minimum
EBITDA for the Company's NRF subsidiary, unless there is Excess Availability of
$15.0 million, for the following twelve-month periods: December 31, 2006-$4.5 million; March 31, 2007-$4.9 million; June 30, 2007-$5.2 million; September 30,
2007-$5.2 million and December 31, 2007-$5.5 million. The Agreement does not affect the amount of Minimum Excess Availability that the Company is required to maintain. The Company has also committed to proceed to obtain additional debt financing from new lenders, the proceeds of which will be used to reduce the principal amount of indebtedness of the Term B loan from $8.0 million to $4.0 million and for general working capital purposes. Although the Company anticipates these improvements to its financial liquidity will be completed in the near future, there can be no assurance as to whether or when these improvements will materialize.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings. The Company's working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and
Light Truck product lines. Changes in market conditions, the effects of which may not be offset by the Company's actions in the short-term, could have an impact on the Company's available liquidity and results of operations. The
Company has taken actions during 2007 to improve its liquidity and is attempting to take actions to afford additional liquidity and flexibility for the Company to achieve its operating objectives. There can be no assurance, however, that such actions will be consummated on a timely basis, or at all. In addition, the
Company's future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the
Company's significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company's results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of extended customer payment terms.
The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. If the Company were to implement major new growth

initiatives, it would also have to seek additional sources of capital; however, no assurance can be given that the Company would be successful in securing such additional sources of capital.

CRITICAL ACCOUNTING ESTIMATES

The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December
31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB
Interpretation No. 48 ("Fin 48") "Accounting for Uncertainty in Income Taxes."
This Interpretation was effective for fiscal years beginning after December 15,
2006, and results in financial statements reflecting the expected future tax consequences of uncertain tax positions. Adoption of this Interpretation did not have a material impact on the Company's results of operations for the three months ended March 31, 2007.

The Pension Protection Act of 2006 ("PPA") was signed by the President and enacted in August 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year
2008. While the Company is currently evaluating the impact that the PPA will have on future contributions, it is not expected to have a material impact.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

Statements included in Management's Discussion and Analysis of Financial
Condition and Results of Operations and elsewhere in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Such statements are based upon the current beliefs and expectations of Proliance's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used herein the terms "anticipate," "believe," "estimate," "expect," "may,"
"objective," "plan," "possible," "potential," "project," "will" and similar expressions identify forward-looking statements. Factors that could cause
Proliance's results to differ materially from those described in the forward-looking statements can be found in the 2006 Annual Report on Form 10-K of Proliance, the Quarterly Reports on Form 10-Q of Proliance, and Proliance's
other filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. Between the month of December 2006 and April 2007, average monthly commodity costs for copper and aluminum were not as volatile as in the past several years; however, on a year-over-year basis, they remain significantly higher. The Company continues to implement action plans to offset these cost increases, including customer pricing actions, and various cost reduction activities. There can be no assurance that the Company will be able to offset these cost increases going forward. There have been no other material changes in market risk since the filing of the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 2006.

ITEM 4T. CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based upon the foregoing, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

During 2005, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. The Company, for the
first time, will have to be compliant with the Section 404 management internal control certification requirements as of the end of 2007. Whether or not it will be subject to the internal control audit requirements for 2007 will depend on whether its market capitalization exceeds $75 million on June 30, 2007.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 3, 2007, two proposals were voted upon and approved by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting, and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal and broker non-votes are set forth below.

A vote was taken for the election of two Directors of the Company to hold office until the 2009 Annual Meeting. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

                        Nominee           For      Withheld
                    ---------------   ----------   ---------
                    James R. Rulseh   11,668,838   2,221,383
                    F. Alan Smith     12,357,709   1,532,512

A vote was taken on the proposal to ratify the appointment of BDO Seidman, LLP as Proliance's independent registered public accounting firm for the year ending
December 31, 2007. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

                             For      Against   Abstain
                         ----------   -------   -------
                         13,853,247   20,183    16,790

There were no broker non-votes regarding the foregoing proposals. The foregoing proposals are described more fully in the Company's proxy statement dated March
30, 2007, filed with the Securities and Exchange Commission pursuant to Section
14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated there under.

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

                                        PROLIANCE INTERNATIONAL, INC.

                                        (Registrant)

Date: May 15, 2007                      By: /s/ Charles E. Johnson
                                            ------------------------------------
                                            Charles E. Johnson
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)

Date: May 15, 2007                      By: /s/ Richard A. Wisot
                                            ------------------------------------
                                            Richard A. Wisot
                                            Vice President, Treasurer,
                                            Secretary, and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

