Form 10-Q
period 2007-06-30
PROLIANCE INTERNATIONAL, INC.
filed 2007-08-14
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-13894

PROLIANCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1807383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Gando Drive, New Haven, Connecticut 06513

(Address of principal executive offices, including zip code)

(203) 401-6450

(Registrant’s telephone number, including area code)

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

(Check one):    Large Accelerated Filer         Accelerated Filer         Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No

The number of shares of common stock, $.01 par value, outstanding as of August 1, 2007 was 15,585,570.

Exhibit Index is on page 23 of this report.

ii

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net sales	$102,414	$112,110	$194,352	$203,446
Cost of sales	81,162	83,074	155,742	153,462
Gross margin	21,252	29,036	38,610	49,984
Selling, general and administrative expenses	19,906	24,376	40,495	47,308
Arbitration earn-out decision	3,174	—	3,174	—
Restructuring charges	1,053	134	1,328	654
Operating (loss) income	(2,881)	4,526	(6,387)	2,022
Interest expense	2,922	2,691	5,603	4,944
(Loss) income before taxes	(5,803)	1,835	(11,990)	(2,922)
Income tax provision	431	793	576	1,095
Net (loss) income	$(6,234)	$1,042	$(12,566)	$(4,017)
Basic (loss) income per common share	$(0.48)	$0.07	$(0.90)	$(0.27)
Diluted (loss) income per common share	$(0.48)	$0.07	$(0.90)	$(0.27)
Weighted average common shares – basic	15,269	15,256	15,264	15,256
– diluted	15,269	15,838	15,264	15,256

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,704	$3,135
Accounts receivable (less allowances of $4,566 and $5,543)	66,452	58,209
Inventories	116,044	118,912
Other current assets	6,962	7,498
Total current assets	193,162	187,754
Property, plant and equipment	48,609	47,697
Accumulated depreciation and amortization	(26,565)	(23,821)
Net property, plant and equipment	22,044	23,876
Other assets	9,795	12,732
Total assets	$225,001	$224,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$61,609	$53,545
Accounts payable	57,849	58,114
Accrued liabilities	26,981	28,355
Total current liabilities	146,439	140,014
Long-term liabilities:
Long-term debt	7,297	1,657
Other long-term liabilities	6,622	8,218
Total long-term liabilities	13,919	9,875
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value: authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value: authorized 200,000 shares; issued and outstanding – none at June 30, 2007 and December 31, 2006	—	—
Series B convertible preferred stock, $.01 par value: authorized 30,000 shares; issued and outstanding; – 12,781 shares at June 30, 2007 and December 31, 2006 (liquidation preference $4,453 at June 30, 2007 and $1,278 at December 31, 2006)	—	—
Common Stock, $.01 par value: authorized 47,500,000 shares; 15,627,506 shares issued at June 30, 2007; 15,339,892 shares issued at December 31, 2006; 15,585,570 shares outstanding at June 30, 2007; 15,297,956 shares outstanding at December 31, 2006	155	153
Paid-in capital	109,099	105,772
Accumulated deficit	(43,699)	(29,967)
Accumulated other comprehensive loss	(897)	(1,470)
Treasury stock, at cost, 41,936 shares at June 30, 2007 and December 31, 2006	(15)	(15)
Total stockholders’ equity	64,643	74,473
Total liabilities and stockholders’ equity	$225,001	$224,362

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(12,566)	$(4,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,775	2,707
(Benefit from) provision for uncollectible accounts receivable	(516)	1,192
Non-cash restructuring charges	—	189
Non-cash stock compensation costs	130	126
Non-cash arbitration earn-out decision charge	3,174	—
Gain on sale of buildings	(886)	(138)
Deferred income tax	136	—
Changes in operating assets and liabilities:
Accounts receivable	(7,450)	(19,788)
Inventories	3,250	(12,680)
Accounts payable	3,271	17,644
Accrued expenses	(1,981)	1,628
Other	(2,210)	1,779
Net cash used in operating activities	(11,873)	(11,358)
Cash flows from investing activities:
Capital expenditures, net of sales and retirements	(213)	(2,595)
Cash expenditures for restructuring costs on Modine Aftermarket acquisition balance sheet	(187)	(842)
Cash expenditures for merger transaction costs	—	(952)
Net cash used in investing activities	(400)	(4,389)
Cash flows from financing activities:
Dividends paid	(32)	(32)
Net borrowings under revolving credit facility	625	16,832
Net borrowings of short-term foreign debt	5,948	—
Borrowings under term loan	8,000	—
Repayments of term loan and capital lease obligations	(869)	(451)
Deferred debt issue costs	(880)	(136)
Proceeds from stock option exercise	25	—
Net cash provided by financing activities	12,817	16,213
Effect of exchange rate changes on cash	25	(220)
Increase in cash and cash equivalents	569	246
Cash and cash equivalents at beginning of period	3,135	4,566
Cash and cash equivalents at end of period	$3,704	$4,812

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

The condensed consolidated financial information should be read in conjunction with the Proliance International, Inc. (the ‘‘Company’’) Annual Report on Form 10-K for the year ended December 31, 2006 including the audited financial statements and notes thereto included therein.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2007 are not necessarily indicative of results for the full year.

Prior period amounts have been reclassified to conform to current year classifications.

Note 2 — Inventory

Inventory consists of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw material and component parts	$22,752	$22,730
Work in progress	4,201	3,858
Finished goods	89,091	92,324
Total inventory	$116,044	$118,912

Note 3 — Debt

Short-term debt and current portion of long-term debt consists of the following:

(in thousands)	June 30, 2007	December 31, 2006
Short-term foreign debt	$5,948	$—
Revolving credit facility	53,297	52,672
Current portion of long-term debt	2,364	873
Total short-term debt and current portion of long-term debt	$61,609	$53,545

Short-term foreign debt, at June 30, 2007, represents borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility. At June 30, 2007, $0.6 million was borrowed in U.S. dollars at an annual interest rate of 7.45%, and $5.4 million was borrowed at a Euro equivalent at an annual interest rate of 5.5%.

On January 3, 2007, the Company amended its Loan and Security Agreement (the ‘‘Credit Facility’’) with Wachovia Capital Finance Corporation (New England) pursuant to a Sixteenth Amendment to the Loan and Security Agreement (the ‘‘Amendment’’). The Amendment, which was effective as of December 19, 2006, revised the inventory loan limit to reflect the Company’s continued progress in reducing its inventory levels. The Inventory Loan Limit was previously $43.0 million from December 1, 2006 through December 31, 2006 and $40.0 million from and after January 4, 2007. The revised limits were $43.0 million from December 19, 2006 through January 4, 2007, $42.8 million from January 5, 2007 through January 11, 2007, $42.5 million from January 12, 2007 through January 18,

2007, $42.3 million from January 19, 2007 through January 25, 2007, $42.0 million from January 25, 2007 through February 1, 2007, $41.8 million from February 2, 2007 through February 8, 2007, $41.5 million from February 9, 2007 through February 15, 2007, $41.3 million from February 16, 2007 through February 22, 2007 and $41.0 million from and after February 23, 2007.

On January 19, 2007, the Company amended the Credit Facility pursuant to a Seventeenth Amendment to the Loan and Security Agreement (the ‘‘Seventeenth Amendment’’). The Seventeenth Amendment, which was effective as of January 19, 2007, reduced the amount of Minimum Excess Availability which the Company was required to maintain from $5.0 million to $2.5 million from and after January 19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation (New England) (the ‘‘Wachovia Agreement’’). The Wachovia Agreement amended and restated the Company’s existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness was secured by substantially all of the assets of the Company, including its owned real property locations across the United States. The maturity date of the Term B loan was July 2009. The Term B loan was to be repaid in twenty-two consecutive monthly installments of $167 thousand commencing on October 1, 2007 with the remaining balance paid on July 21, 2009. The Wachovia Agreement reset certain financial covenants including (i) EBITDA for the Company for the twelve months ended December 31, 2006–($1.0 million); three months ended March 31, 2007–($1.0 million), adjusted for any inventory revaluation, but not less than ($2.6 million); six months ended June 30, 2007–$7.5 million; nine months ended September 30, 2007–$17.5 million and twelve months ended December 31, 2007–$20.0 million; (ii) capital expenditures in 2007 were capped at $8.0 million and (iii) the Fixed Charge Ratio was amended to .50 to 1.00 for the six months ended June 30, 2007; .85 to 1.00 for the nine months ended September 30, 2007, the twelve months ended December 31, 2007, and the twelve months ended March 31, 2008; .90 to 1.00 for the twelve months ended June 30, 2008; .95 to 1.00 for the twelve months ended September 30, 2008; and 1.00 to 1.00 for the twelve months ended December 31, 2008. The Wachovia Agreement also established minimum EBITDA for the Company’s NRF subsidiary, unless there was Excess Availability of $15.0 million, for the following twelve-month periods: December 31, 2006–$4.5 million; March 31, 2007–$4.9 million; June 30, 2007–$5.2 million; September 30, 2007–$5.2 million and December 31, 2007–$5.5 million. The Wachovia Agreement did not affect the amount of Minimum Excess Availability that the Company was required to maintain. The Company was not in compliance with the EBITDA and Fixed Charge Ratio covenants as of June 30, 2007; however, these were cured when the outstanding debt under the Wachovia Agreement was paid in full on July 19, 2007 as described in Note 13 of the Notes to Condensed Consolidated Financial Statements. Availability under the Wachovia Agreement at June 30, 2007 was $8.6 million before deducting the $2.5 million availability block required by the Agreement.

On July 19, 2007, the Company entered into a new Credit and Guaranty Agreement (the ‘‘Agreement’’) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, ‘‘the Lenders’’), Silver Point Finance, LLC (‘‘Silver Point’’), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (‘‘Wachovia’’), as borrowing base agent, as described in Note 13 of the Notes to Condensed Consolidated Financial Statements. A majority of the proceeds from this new credit facility were utilized to pay in full all outstanding borrowings under the Wachovia Agreement.

Note 4 — Comprehensive (Loss) Income

Total comprehensive (loss) income and its components are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net (loss) income	$(6,234)	$1,042	$(12,566)	$(4,017)
Minimum pension liability	—	—	—	—
Foreign currency translation	758	1,618	573	1,740
Comprehensive (loss) income	$(5,476)	$2,660	$(11,993)	$(2,277)

Effective December 31, 2006, the Company adopted FASB Statement No. 158, ‘‘Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans’’ (‘‘FASB 158’’). As a result, the Company included $(0.9) million in accumulated other comprehensive loss (‘‘AOCL’’). This adjustment was shown in the Consolidated Statement of Changes in Shareholders’ Equity as a component of comprehensive loss for 2006 instead of as an adjustment of the ending balance of AOCL. The amount of comprehensive loss for 2006 will be corrected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 5 — Stock Compensation Plans

Stock Options:

An analysis of the stock plan option activity in the Company’s Stock Plan, Directors Plan and Equity Incentive Plan for the six months ended June 30, 2007 is as follows:

Number of Options
Stock Plan
Outstanding at December 31, 2006	460,026
Exercised	(10,000)
Cancelled	—
Outstanding at June 30, 2007	450,026
Directors Plan
Outstanding at December 31, 2006	36,800
Exercised	—
Cancelled	—
Outstanding at June 30, 2007	36,800
Equity Incentive Plan
Outstanding at December 31, 2006	179,958
Granted	25,000
Cancelled	—
Outstanding at June 30, 2007	204,958

The Company adopted the provisions of SFAS No.123(R), ‘‘Share-Based Payment’’ effective January 1, 2006. SFAS No. 123(R) established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost as a charge to operating results over the period during which an employee is required to provide service in exchange for the award, with the offset being additional paid-in capital. In adopting SFAS No. 123(R), the Company was required to recognize the unrecorded compensation expense related to unvested stock options issued prior to January 1, 2006. Results for the three and six months ended June 30, 2006 included $0 thousand and $2 thousand, respectively, of compensation expense and additional paid-in capital relating to these options. In addition, during the three and six months ended June 30, 2006, the Company recorded $23 thousand and $32 thousand, respectively, of compensation expense related to stock options granted on March 2, 2006. During the three and six months ended June 30, 2007, the Company recorded $17 thousand and $39 thousand, respectively, of compensation expense associated with options outstanding under the March 2, 2006 grant.

On June 4, 2007, the Company granted options to purchase 25,000 shares of common stock under the Equity Incentive Plan. The options were granted at an exercise price of $2.90, which represents the closing price of the Company’s stock on the date of grant. The fair value of the grant was calculated at $1.59 per share, using an assumption of expected volatility of 51.21%, a risk free interest rate of 5.09% and an expected life of six years. The Company will record $40 thousand of compensation expense over the four year vesting period of the options. Results for the three and six months ended June 30, 2007 included $1 thousand of compensation expense related to this stock option grant.

Restricted Stock:

At June 30, 2007 and December 31, 2006, there were 47,138 and 49,426 shares of restricted stock outstanding, respectively, under the Equity Incentive Plan, which had been granted on March 2, 2006. During the quarter ended March 31, 2007, 12,357 outstanding restricted shares vested. The remaining shares outstanding at June 30, 2007 are unvested. During the three and six months ended June 30, 2007, $12 thousand and $29 thousand, respectively, of compensation expense was recorded. During the three and six months ended June 30, 2006, $16 thousand and $23 thousand, respectively, of compensation expense was recorded. The restricted stock is treated as issued and outstanding on the date of grant; however, it is excluded from the calculation of basic income (loss) per share until the shares are vested.

On March 26, 2007, the Company granted 17,689 shares of restricted stock to its Chief Executive Officer in conjunction with an agreement to reduce his calendar year 2007 base salary. Based upon the market price of the common stock on the date of grant, $4.24 per share, total compensation cost of $75 thousand will be recorded over the two-year vesting period of the shares. During the three and six months ended June 30, 2007, the Company recorded $9 thousand and $10 thousand, respectively, of compensation expense related to these restricted shares.

On May 3, 2007, the Company granted 11,868 shares of restricted stock to four members of its Board of Directors who had each agreed to receive $10 thousand of their annual retainer in the form of restricted stock. Based upon the market price of the common stock on the date of grant, $3.37 per share, total compensation cost of $40 thousand will be recorded over the one-year vesting period of the shares. During the three and six months ended June 30, 2007, the Company recorded $7 thousand of compensation expense related to these shares.

On June 4, 2007, the Company granted 5,000 shares of restricted stock. Based upon the market price of the common stock on the date of grant, $2.90 per share, total compensation cost of $15 thousand will be recorded over the three-year vesting period of the shares. During the three and six months ended June 30, 2007, the Company recorded compensation expense of $0.4 thousand related to these shares.

Performance Restricted Stock:

On May 3, 2007, the Company granted 232,600 shares of performance restricted stock. These shares vest over a three year period but are only earned if pre-determined targets for both net income and cash flow from operations during 2007 are achieved. Based upon the market price of the common stock on the date of grant, $3.37 per share, total compensation cost of $0.8 million will be recorded over the vesting period of the shares. During the three and six months ended June 30, 2007, the Company recorded $44 thousand of compensation expense related to these shares.

On June 4, 2007, the Company granted 15,000 shares of performance restricted stock. These shares vest over a three year period but are only earned if the pre-determined targets for both net income and cash flow from operations during 2007, established for the May 3, 2007 performance stock grant, are achieved. Based upon the market price of the common stock on the date of grant, $2.90 per share, total compensation cost of $44 thousand will be recorded over the vesting period of the shares. During the three and six months ended June 30, 2007, the Company recorded $1 thousand of compensation expense related to these shares.

During the fourth quarter of 2006, performance restricted shares issued on March 2, 2006 were forfeited as pre-established goals for net income and cash flow for 2006 were not achieved. Results for the three and six months ended June 30, 2006 included compensation expense of $49 thousand and $69 thousand, respectively, relating to the performance restricted shares, which had been issued on March 2, 2006.

Note 6 — Restructuring and Other Special Charges

During the first six months of 2007, the Company reported $1.3 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. In September 2006, the Company had announced that it would be commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during the first six months of 2007 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 85 at June 30, 2007 and the establishment of supply agreements with distribution partners in certain areas. It is anticipated that these and future actions to streamline the Company’s go-to-market approach, will improve its market position and business performance by establishing in some cases, relationships with distribution partners to better address geographic market areas that do not justify stand-alone branch locations. The headcount reductions in the United States resulted from the elimination of 15 salaried positions in order to lower operating overhead while reductions at the Company’s Mexican manufacturing facilities resulted from the elimination of 29 positions as a result of production cutbacks reflecting the conversion from copper/brass to aluminum construction, and the Company’s efforts to lower inventory levels. Annual savings from these actions are expected to exceed the costs incurred. These actions are part of the $2.0 million to $3.0 million of restructuring initiatives announced in the Company’s third quarter 2006 results of operations press release.

In response to soft 2007 second quarter sales, and expectations of lower than expected results for the full year due to current market conditions, on July 25, 2007, the Company announced that it was finalizing and acting upon a broad range of strategic actions to right size its operational and administrative structure going forward. These actions should reduce the U.S. salaried workforce by approximately 15% and streamline distribution and manufacturing facilities in North America. In addition, these restructuring charges will include a number of immediate actions to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, which will further reduce branch operating costs while also enhancing the Company’s capability to effectively service its local customers. These actions are expected to increase restructuring costs for 2007 by $3 million to $4 million to between $5 million and $7 million, which includes the previously announced range of $2 million to $3 million. The Company expects to complete most of the indicated actions by the end of 2007.

The remaining restructuring reserve at June 30, 2007 was classified in other accrued liabilities. A summary of the restructuring charges and payments during the first six months of 2007 is as follows:

(in thousands)	Workforce Related	Facility Consolidation	Total
Balance at December 31, 2006	$674	$1,389	$2,063
Charge to operations	1,135	193	1,328
Cash payments	(1,241)	(741)	(1,982)
Balance at June 30, 2007	$568	$841	$1,409

The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs, which are expected to be paid primarily by the end of 2007. Workforce related expenses will be paid by the end of the second quarter of 2008.

Note 7 — Retirement and Post-Retirement Plans

The components of net periodic benefit costs for domestic and international retirement and post-retirement plans are as follows:

	Three Months Ended June 30,
	2007	2006	2007	2006
(in thousands)	Retirement Plans		Post-retirement Plans
Service cost	$288	$286	$—	$1
Interest cost	504	536	4	10
Expected return on plan assets	(518)	(559)	—	—
Amortization of net loss	138	168	—	1
Net periodic benefit cost	$412	$431	$4	$12

	Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)	Retirement Plans		Post-retirement Plans
Service cost	$570	$552	$—	$1
Interest cost	999	1,081	7	20
Expected return on plan assets	(1,021)	(1,125)	—	—
Amortization of net loss	277	338	—	3
Net periodic benefit cost	$825	$846	$7	$24

The Company also participates in foreign multi-employer pension plans. For the three months ended June 30, 2007 and 2006, pension expense for these plans was $257 thousand and $352 thousand, respectively, and for the six months ended June 30, 2007 and 2006, $506 thousand and $569 thousand, respectively.

Note 8 — Arbitration Earn-Out Decision

Background.    Pursuant to an Agreement and Plan of Merger, dated July 23, 1998 (the ‘‘Agreement’’) among Proliance International, Inc., EI Acquisition Corp., EVAP, Inc., and Paul S. Wilhide, Proliance (through an acquisition subsidiary) acquired from Mr. Wilhide all of the common stock of EVAP. The consideration for this transaction was a payment of $3.0 million in cash, the issuance of 30,000 shares of Series B Convertible Redeemable Preferred Stock of Proliance (the ‘‘Series B Preferred Stock’’) with an aggregate liquidation preference of $3.0 million, and the potential for an ‘‘earn-out’’ to Mr. Wilhide based on a calculation relating to EVAP’s financial performance during the years 1999 and 2000 that would, in whole or in part, take the form of an increase in the liquidation preference of the Series B Preferred Stock. There was a dispute between Proliance and Mr. Wilhide relating to the calculation of the earn-out. Mr. Wilhide claimed that the value of his earn-out was $3.75 million, while Proliance claimed that Mr. Wilhide was not entitled to any earn-out. An arbitration concerning the appropriate earn-out was held in early 2007 before a representative of Ernst & Young’s Dallas, Texas office.

Arbitrator Decision.    On June 29, 2007, the arbitrator notified the parties that it had determined that Mr. Wilhide was entitled to an earn-out of $3.2 million. In accordance with the Agreement, this earn-out has been paid by increasing the liquidation preference of the 12,781 remaining outstanding shares of Series B Preferred Stock currently held by Mr. Wilhide, after prior conversions, from $100.00 per share (representing a current aggregate liquidation preference of $1.3 million) to $348.3727 per share (or an aggregate liquidation preference of $4.5 million).

Waiver of Conversion Cap.    Under Section 3(b) of Proliance’s Certificate of Designations of Series B Preferred Stock (i) the Series B Preferred Stock is convertible into Proliance common stock based upon the liquidation preference of the shares being converted divided by the market value of Proliance common stock at the time of conversion, and (ii) the aggregate number of shares of Proliance common stock to be issued upon conversion of Series B Preferred Stock may not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion (the ‘‘Conversion Cap’’), unless Proliance waives such Conversion Cap. On June 27, 2007, Proliance, by action of its board of directors, waived the Conversion Cap.

Financial Impact.    As a result of the waiver of the Conversion Cap described above, the full amount of the earn-out determined to be payable by the arbitrator has been paid in additional liquidation preference on the Series B Preferred Stock (or ultimately in shares of Proliance common stock upon Mr. Wilhide’s conversion of his shares of Series B Preferred Stock), and no portion of that amount will be paid by Proliance in cash. In addition, Mr. Wilhide is entitled to payment in cash of dividends he would have received on his Series B Preferred Stock as if the earn-out took place in April 2000. These additional dividends, plus interest and an increased cash bonus payment due to Mr. Wilhide, require Proliance to pay Mr. Wilhide in cash the sum of $1.3 million as of June 30, 2007. Interest will continue to accrue until the actual payment date. The earn-out of $3.1 million and the interest on unpaid dividends through June 30, 2007 of $0.2 million and bonus payment of $28 thousand have been charged to operating results during the second quarter ended June 30, 2007. The additional dividends of $1.1 million have been deducted from Shareholders’ Equity and a dividend payable is included in accrued expenses at June 30, 2007. As part of its decision, the arbitrator required Mr. Wilhide to reimburse Proliance for arbitration expenses in the amount of $0.2 million. This amount has been recorded as a reduction of operating expense during the second quarter ended June 30, 2007.

Note 9 — (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net (loss) income	$(6,234)	$1,042	$(12,566)	$(4,017)
Deduct – preferred stock dividend	(1,151)	(16)	(1,167)	(32)
Net (loss) income (attributable) available to common stockholders – basic	(7,385)	1,026	(13,733)	(4,049)
Add back preferred stock dividend	—	16	—	—
Net (loss) income (attributable) available to common stockholders – diluted	$(7,385)	$1,042	$(13,733)	$(4,049)
Denominator:
Weighted average common shares	15,484	15,476	15,396	15,403
Deduct – Unvested restricted and performance restricted shares	(215)	(220)	(132)	(147)
Adjusted weighted average common shares – basic	15,269	15,256	15,264	15,256
Unvested restricted and performance restricted shares	—	220	—	—
Dilutive effect of stock options	—	96	—	—
Dilutive effect of Series B preferred stock	—	266	—	—
Adjusted weighted average common shares – diluted	15,269	15,838	15,264	15,256
Basic (loss) income per common share	$(0.48)	$0.07	$(0.90)	$(0.27)
Dilutive (loss) income per common share	$(0.48)	$0.07	$(0.90)	$(0.27)

The adjusted weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended June 30, 2007 and the six months ended

June 30, 2007 and 2006 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the net loss per share.

Note 10 — Business Segment Data

The Company is organized into two segments, based upon the geographic area served – Domestic and International. The Domestic marketplace supplies heat exchange and temperature control products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment supplies heat exchange and temperature control products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America.

The table below sets forth information about the reported segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net sales:
Domestic	$76,601	$88,064	$145,642	$160,580
International	25,813	24,046	48,710	42,866
Intersegment sales:
Domestic	921	1,267	2,036	2,401
International	4,901	7,378	8,917	13,627
Elimination of intersegment sales	(5,822)	(8,645)	(10,953)	(16,028)
Total net sales	$102,414	$112,110	$194,352	$203,446
Operating income (loss):
Domestic	$3,158	$5,891	$2,742	$6,272
Restructuring charges	(975)	(108)	(1,235)	(586)
Domestic total	2,183	5,783	1,507	5,686
International	573	1,615	534	2,112
Restructuring charges	(78)	(26)	(93)	(68)
International total	495	1,589	441	2,044
Corporate expenses	(2,385)	(2,846)	(5,161)	(5,708)
Arbitration earn-out decision	(3,174)	—	(3,174)	—
Total operating (loss) income	$(2,881)	$4,526	$(6,387)	$2,022

An analysis of total net sales by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Automotive and light truck heat exchange products	$63,456	$66,557	$125,448	$123,682
Automotive and light truck temperature control products	17,119	21,770	26,785	34,963
Heavy duty heat exchange products	21,839	23,783	42,119	44,801
Total net sales	$102,414	$112,110	$194,352	$203,446

Note 11 — Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$4,884	$4,449
Income taxes	$690	$621

Note 12 — Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (‘‘Fin 48’’) ‘‘Accounting for Uncertainty in Income Taxes.’’ This Interpretation was effective for fiscal years beginning after December 15, 2006, and results in financial statements reflecting the expected future tax consequences of uncertain tax positions. Adoption of this Interpretation did not have a material impact on the Company’s results of operations for the three months or six months ended June 30, 2007.

The Pension Protection Act of 2006 (‘‘PPA’’) was signed by the President and enacted in August 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year 2008. While the Company is currently evaluating the impact that the PPA will have on future contributions, it is not expected to have a material impact.

Note 13 — Subsequent Event

Effective July 19, 2007, the Company entered into a Credit and Guaranty Agreement (the ‘‘Agreement’’) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, ‘‘the Lenders’’), Silver Point Finance, LLC (‘‘Silver Point’’), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (‘‘Wachovia’’), as borrowing base agent.

Pursuant to the Agreement, and upon the terms and subject to the conditions thereof, the Lenders have agreed to extend certain credit facilities (the ‘‘Facilities’’) to the Company in an aggregate principal amount not to exceed $100 million, consisting of (a) $50 million aggregate principal amount of Tranche A Term Loans, (b) up to $25 million aggregate principal amount of Revolving A Commitments (including a $7.5 million letter of credit subfacility), and (c) up to $25 million aggregate principal amount of Revolving B Commitments. Availability under the Revolving Commitments is determined by reference to a Borrowing Base formula. The Tranche A Term Loans and any Revolving Loans are due and the Commitments terminate on the five-year anniversary of the closing. Subject to customary exceptions and limitations, the Company may elect to borrow at a per annum Base Rate (as defined in the Agreement) plus 375 basis points or a per annum LIBOR Rate (as defined in the Agreement) plus 475 basis points. The proceeds from the borrowings under the Agreement at closing on July 19, 2007 were used to repay all Company indebtedness under the Company’s Amended and Restated Loan and Security Agreement, dated February 28, 2007 (the ‘‘Wachovia Agreement’’), with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New England), as agent, and fees and expenses related thereto. The Facilities are available on an ongoing basis for general working capital needs. As with the prior Wachovia Agreement, all borrowings under the new loans are secured by substantially all of the assets of the Company (including a pledge of 65% of the shares of the Company’s NRF and Mexican subsidiaries). The Agreement provides call protection to the Lenders (subject to certain exceptions) by way of the lesser of a make-whole amount and prepayment premium ranging from 5% to 3% to 1%, respectively, of outstanding loans prepaid over years 2, 3, and 4. Mandatory prepayments in year 1 are subject to such make-whole amount (subject to certain exceptions). Voluntary prepayments of Revolving Loans are first applied to the Revolving A Loans outstanding. While voluntary prepayments of the Tranche A Term Loan are permitted after year 1, resulting Availability must be at least $5 million. The Agreement requires mandatory prepayments of the loans with the proceeds of issuances of debt and equity of the Company or its subsidiaries, as well as an annual 75% excess cash flow sweep (subject to Availability minimums) (in each of the foregoing cases, the proceeds of which are applied first, to the Tranche A Term Loans, second, to the Revolving A Loans and third, to the Revolving B Loans) and in respect of asset sales and following the incurrence of debt from the Lenders at its NRF subsidiary. Generally, mandatory prepayment with proceeds of Inventory or Accounts are applied first to the Revolving A Loans, second, to the Revolving B Loans and third, to the Tranche A Term Loan, and mandatory prepayments with proceeds of other collateral are applied first, to the Tranche A Term Loans second, to the Revolving A Loans and third, to the Revolving B Loans. Holders of Tranche A Term Loans may waive their mandatory prepayment right, in which case such proceeds will be applied pro rata to the remaining holders of the Tranche A Term Loans.

The Agreement contains customary representations, warranties, affirmative covenants for financing transactions of this nature (including, without limitation, covenants in respect of financial and other reporting and a covenant to hedge interest in respect of up to $25 million principal of the Tranche A Term Loan for up to two years), negative covenants (including limitation on debt, liens, restricted payments, investments, sale-leaseback transactions), fundamental changes (including an annual $10 million limit on asset sales), affiliate transactions (including prohibition on transfers of assets to subsidiaries of the Company that are not guarantors of the Facilities) and events of default (including any pledge of assets of NRF or its subsidiaries or any change of control).

The Agreement has covenants relating to leverage, capital expenditures, EBITDA and a fixed charge coverage ratio. Certain financial covenants are tested on a consolidated basis, as well as in respect of the Company’s domestic subsidiaries and its Nuevo Laredo Mexican subsidiary and in respect of its European operations on a stand alone basis. The Agreement provides customary tax and other indemnities to the Lenders as well as a guaranty of all obligations of the Company and its subsidiaries that are parties to the credit documents, such guaranty provided jointly and severally by each domestic subsidiary of the Company. The Lenders may freely transfer their interest in the Facilities to certain eligible assignees that generally will be ‘‘accredited investors’’ which extend credit or buy loans as one of their businesses. Lenders may sell participations in their interests in the Facilities.

In response to soft 2007 second quarter sales and expectations of lower than anticipated results for the full year due to market conditions, on July 25, 2007, the Company announced that it was finalizing and acting upon a broad range of strategic actions to right size its operational and administrative structure going forward. These actions should reduce the U.S. salaried workforce by approximately 15% and streamline distribution and manufacturing facilities in North America. In addition, these restructuring charges will include a number of immediate actions to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, which will further reduce branch operating costs while also enhancing the Company’s capability to effectively service its local customers. These actions are expected to increase restructuring costs for 2007 by $3 million to $4 million to between $5 million and $7 million, which includes the previously announced range of $2 million to $3 million. The Company expects to complete most of the indicated actions by the end of 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions or partnerships. On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders’ approval, providing for the merger of Modine Aftermarket into the Company and Modine’s acquisition of the Company’s Heavy Duty OEM business unit. The merger with the Aftermarket business of Modine, which was completed on July 22, 2005, provided the Company with additional manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. In conjunction with the merger, the Company undertook a $14 million restructuring program, which was completed during 2006. The savings from these programs have been offset by rising commodity costs, changes in market sales mix and continued competitive price pressure which have all adversely impacted gross margin. As a result during 2006, the Company undertook additional restructuring actions to lower costs, which resulted in the expenditure of $3.1 million. These additional actions included product construction conversions from copper/brass to aluminum, the closure of the Racine administrative office and a realignment of the existing branch structure. In a 2006 third quarter earnings release, the Company announced that it anticipated spending $2.0 million to $3.0 million on new restructuring programs in addition to the $14.0 million of programs completed through 2006. Restructuring spending during the first six months of 2007 of $1.3 million is part of this estimate.

On July 25, 2007, due to soft second quarter sales and expectations of lower than anticipated results for all of 2007 due to market conditions, the Company announced that it was finalizing and acting upon a broad range of strategic actions to right size its operational and administrative structure going forward. These actions should reduce the U.S. salaried workforce by approximately 15% and streamline distribution and manufacturing facilities in North America. In addition, these restructuring charges will include a number of immediate actions to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, which will further reduce branch operating costs while also enhancing the Company’s capability to effectively service its local customers. These actions are expected to increase restructuring costs for 2007 by $3 million to $4 million to between $5 million and $7 million, which includes the previously announced range of $2 million to $3 million. The Company expects to complete most of the indicated actions by the end of 2007.

Operating Results

Quarter Ended June 30, 2007 Versus Quarter Ended June 30, 2006

Net sales for the second quarter of 2007 of $102.4 million were $9.7 million or 8.6% below the second quarter of 2006. Domestic segment sales during the second quarter of 2007 were $76.6 million compared to $88.1 million in the 2006 second quarter, a 13.0% decline. Within the domestic segment, market conditions impacting most product lines included fewer miles driven by consumers, deferred customer maintenance and repairs and weather conditions which have delayed the start of the seasonal peak selling season. Domestic heat exchange and temperature control product sales were also adversely impacted by branch closures during 2006 and 2007. During the second quarter of 2007, the Company also continued to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. In addition, the domestic heat exchange and temperature control marketplaces continue to experience soft seasonal sales and a sales mix shift with more sales being directed towards wholesale customers and less to direct customers. This shift in customer mix results in lower sales through the Company’s branch locations, which translates into lower average selling prices for domestic products Domestic heavy duty product sales in the second quarter of 2007 were lower than a year ago reflecting softer market conditions, particularly in the heavy truck market. International segment sales for the 2007 second quarter of $25.8 million were $1.8 million above the $24.0 million reported in the second quarter of 2006. This increase is primarily attributable to the difference in exchange rates between the U.S. dollar and the Euro and the Mexican peso. While unit volumes in Europe benefited from stronger Marine product sales, this impact was offset by lower heat exchange product sales in Mexico due to softer market conditions.

Gross margin, as a percentage of net sales, was 20.8% during the second quarter of 2007 versus 25.9% in the second quarter of 2006. The Company’s gross margins continue to be adversely affected by the impact of higher commodity prices, competitive pricing pressure and the shift in the customer mix of sales away from the branch locations and to our wholesale customer base. This change in mix towards wholesale customers results in a lower gross margin as a percentage of sales. Copper and aluminum market costs reflected in gross margin during the second quarter are more than 40% and 20%, respectively, over their levels of a year ago. To improve gross margin, the Company had initiated, in 2006, a program to switch from copper/brass construction of product to aluminum and continues to initiate new cost reduction actions. However, because production levels have been lowered by the Company’s inventory reduction actions and the slow start to the normal seasonal peak selling season, the impacts of these cost reductions, along with those completed during 2006, are not evident in the Company’s reported results for the second quarter of 2007. Margin levels during the remainder of 2007 are expected to benefit from the impacts of cost reduction initiatives which have been taken; however, there can be no assurance that these will fully offset the impacts of potentially higher commodity costs, continued competitive pricing pressure and changes in market conditions which may occur.

Selling, general and administrative expenses for the second quarter of 2007 decreased as a percentage of net sales to 19.4% from 21.7% in the second quarter of 2006. The reduction in expenses reflects lower administrative spending, as a result of cost reduction actions implemented during 2006 and the first half of 2007, including the elimination of the Racine administrative office and the consolidation of these functions into the Company’s New Haven corporate office and other operating support headcount reductions. Branch spending expenses for the quarter were lower than those incurred in the same period a year ago due to the impact of the program initiated during the third quarter of 2006 to better align the Company’s go-to-market strategy with customer needs. This program, which includes the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, has resulted in a reduction in the number of branch and agency locations from 123 at the beginning of 2006 to 85 at June 30, 2007. Expense levels for the second quarter of 2007 were also lowered by a $0.8 million gain on the sale of a facility which had been closed in conjunction with the Company’s cost reduction initiatives. The Company anticipates experiencing quarterly expense reductions, no less than those experienced in the second quarter, for the remainder of 2007, as a result of cost reduction initiatives which have already been taken and those which are being considered.

During the second quarter of 2007, as described in Note 8 of the Notes to Condensed Consolidated Financial Statements, the Company received an arbitration decision regarding an earn-out calculation associated with the acquisition of EVAP, Inc. in 1998. As a result of the arbitrator’s decision, the Company recorded in the second quarter, a non-cash charge of $3.2 million, which amount resulted from an increase in the liquidation preference of the Company’s Series B Preferred Stock.

In the second quarter of 2007, the Company reported $1.1 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. In September 2006, the Company had announced that it would be commencing a process to realign its branch structure, which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during the first six months of 2007 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 85 at June 30, 2007 and the establishment of supply agreements with distribution partners in certain areas. It is anticipated that these and future actions to streamline the Company’s go-to-market approach, will improve its market position and business performance by establishing in some cases, relationships with distribution partners to better address geographic market areas that do not justify stand-alone branch locations. The headcount reductions in the United States resulted from the elimination of 15 salaried positions in order to lower operating overhead while reductions at the Company’s Mexican manufacturing facilities resulted from the elimination of 29 positions as a result of production cutbacks reflecting the conversion from copper/brass to aluminum construction and the Company’s efforts to lower inventory levels. These activities are part of the previously announced $2.0 million to $3.0 million of new restructuring initiatives. In the second quarter of 2006, the Company reported $0.1 million of restructuring costs associated with completion of the Nuevo Laredo copper/brass radiator production relocation to Mexico City.

Interest expense of $2.9 million was $0.2 million above last year’s levels due to the interest on unpaid dividends associated with the arbitration decision described in Note 8 of the attached Notes to Condensed Consolidated Financial Statements. The impact of lower discounting expense was offset by higher interest costs on external borrowings. Discounting expense, associated with the Company’s participation in customer-sponsored vendor payment programs, was $1.1 million in the second quarter of 2007, compared to $1.4 million in the same period last year, mainly reflecting a decline in the level of customer receivable collections utilizing these programs. Average interest rates on the Company’s Domestic revolving credit and term loan borrowings were 7.72% in the second quarter of 2007, compared to 7.3% last year. The Company’s NRF subsidiary in The Netherlands under its available credit facility at June 30, 2007, had outstanding $0.6 million in U.S. dollars at an interest rate of 7.45% and $5.4 million at a Euro equivalent at an interest rate of 5.5%. Average debt levels for the second quarter were $66.1 million in 2007, compared to $56.6 million last year. The increase in average debt levels primarily reflects the new Term B loan and borrowings by the Company’s NRF subsidiary under its available credit facility. As noted in Note 13 of the attached Notes to Condensed Consolidated Financial Statements, on July 19, 2007, the Company entered into a new credit agreement. Year-over-year interest expense levels for the remainder of 2007 will be higher than the prior year comparable period, as a result of increases in interest rates and average debt levels.

In the second quarter of 2007 and 2006, the effective tax rate included only a foreign provision, as usage of the Company’s net operating loss carry forwards offset a majority of the state and any federal income tax provisions. The 2007 provision also included $0.1 million associated with the adjustment of the NRF deferred tax asset as a result of changes in statutory income tax rates.

The net loss for the three months ended June 30, 2007 was $6.2 million, or $0.48 per basic and diluted share, compared to net income of $1.0 million, or $0.07 per basic and diluted share for the same period a year ago.

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

For the six months ended June 30, 2007, net sales of $194.4 million were $9.1 million or 4.5% below the same period of the prior year. Domestic sales were $145.6 million during the first six months of 2007 compared to $160.6 million in the comparable period of 2006. Domestic heat exchange volume declines experienced during the second quarter of 2007, described earlier, more than offset the slight unit volume improvements experienced during the first quarter of 2007. Throughout the period in 2007, the Company also experienced the impact of ongoing competitive pricing pressure and a shift in sales mix with more sales being directed towards wholesale customers and less to direct customers, resulting in lower average selling prices. In the domestic temperature control product lines, sales for the first half of 2007 were lower than a year ago reflecting higher pre-season orders from several major customers during the first quarter of 2006, which did not occur in 2007, a slower start to the summer selling season due to milder than normal weather conditions and soft 2007 second quarter market conditions. Domestic heavy duty product sales were lower than a year ago reflecting soft market conditions, particularly in the heavy truck marketplace. International segment sales of $48.7 million were $5.8 million or 13.6% above 2006 first half levels, including $2.8 million resulting from differences in exchange rates impacting both the Euro and the Mexican peso. The unit volume improvement is caused by higher marine and heat exchange product sales in Europe reflecting stronger market conditions.

Gross margins, as a percentage of net sales, for the first six months of 2007 were 19.9% compared with 24.6% a year ago. The Company continues to experience the impact of rising commodity prices, competitive pricing pressure and the shift in customer mix from branch locations to wholesale customers, which combined have more than offset the cost reduction actions implemented by the Company. Copper and aluminum market costs currently included in the results of operations for the first six months are up more than 60% and 20%, respectively, over their levels of a year ago. During the second half of the year, the Company will experience the financial impact of copper and aluminum costs which, while closer, will continue to be above levels experienced in 2006.

Selling, general and administrative expenses for the first six months of 2007 decreased to 20.8% of sales versus 23.3% of sales a year ago. Cost reduction actions initiated during 2006 and the first half of 2007 account for the majority of the improvement. These actions include the elimination of the Racine administrative facility and the assumption of these responsibilities by New Haven corporate office personnel, a reduction in the number of branch locations and other headcount and expense reductions. Expense levels in the first half of 2007 were also lowered by the recording of a gain on the sale of a building vacated as a result of the branch consolidation actions.

In the first six months of 2007, the Company reported restructuring costs of $1.3 million primarily associated with the closure of branch locations, under the cost reduction initiative announced in the third quarter of 2006 and operating support headcount reductions in the United States and production headcount reductions at the Company’s two Mexican facilities. During the first half of 2006, a majority of the $0.7 million restructuring costs were associated with the relocation of the Nuevo Laredo copper/brass radiator production to Mexico City. These activities which had been initiated during the fourth quarter of 2005 resulted in the centralization of copper/brass radiator production in Mexico City and aluminum radiator production in Nuevo Laredo. The Company reported restructuring costs of $0.5 million associated with the termination of 78 employees, facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value. The remaining restructuring costs in 2006 were primarily associated with the closing of existing Proliance facilities. These activities were part of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger.

Interest costs were $0.7 million above last year for the first six months of 2007, due to $0.2 million of interest on unpaid dividends associated with the arbitration decision described in Note 8 of the attached Notes to Condensed Consolidated Financial Statements, higher average interest rates and higher average debt levels. Discounting fees for the first six months of 2006 were $2.5 million, flat with levels experienced in 2006. Average interest rates on our revolving credit facility were 7.66% in 2007 compared to 7.04% in 2006, while average debt levels were $61.4 million in 2007 compared to

$52.8 million in 2006. Year-over-year interest expense levels for the remainder of 2007 will be higher than the prior year comparable period as a result of increases in interest rates and debt levels.

For the first six months of 2007 and 2006, the effective tax rate included only a foreign provision, as the reversal of the Company’s deferred tax valuation allowances offset a majority of the state and any federal income tax provisions. The 2007 provision also included $0.1 million associated with the adjustment of the NRF deferred tax asset as a result of changes in statutory income tax rates.

Net loss for the six months ended June 30, 2007 was $12.6 million or $0.90 per basic and diluted share, compared to a net loss of $4.0 million, or $0.27 per basic and diluted share for the same period a year ago.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2007, the Company used $11.9 million of cash for operating activities. Cash was utilized to fund operations and to lower trade accounts payable and other liability levels. Seasonal swings in trade sales levels resulted in an increase in receivables from year-end of $7.5 million. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections. In addition, the increase in receivables is less than prior years due to the benefits realized from consolidating all collection efforts in the New Haven corporate office location. Accounts receivable levels at June 30, 2007 were $66.5 million compared to $76.9 million at June 30, 2006. Inventories at June 30, 2007 were $3.3 million lower than levels at the December 31, 2006 reflecting the Company’s efforts to add speed and supply flexibility to its business in order to better manage inventory levels, along with the Company’s ongoing inventory reduction efforts. At June 30, 2007 inventory levels were $116.0 million compared to $133.7 million at June 30, 2006, a $17.7 million reduction. In the past, inventory levels in the first six months would have risen in anticipation of needs during the peak selling season. Inventory levels at the end of 2007 are expected to be lower than at the end of 2006. Accounts payable during the first six months of 2007 were increased by $3.3 million, as a result of the Company’s efforts to match cash outflows with collections.

During the first six months of 2006, cash used in operating activities was $11.4 million. Accounts receivable levels increased by $19.8 million due to the seasonal nature of the Company’s sales cycle which peaks in the second and third quarters of the year. Inventory levels increased by $12.7 million reflecting rising commodity costs in addition to an inventory build up to support the higher sales demand normally experienced in the third quarter. Accounts payable levels rose by $17.6 million due to the growth in inventory levels.

Capital expenditures, net of sales and retirements, during the first six months of 2007 were $0.2 million primarily for cost reduction activities. During the first six months of 2006, the Company had $2.6 million of capital expenditures primarily for cost reduction activities and U.S. computer system upgrades to convert previously used Modine systems. The Company expects that capital expenditures for 2007 will be between $4.0 million and $5.0 million. Expenditures will primarily be for cost reduction activities.

Total debt at June 30, 2007 was $68.9 million, compared to $55.2 million at the end of 2006 and $58.3 million at June 30, 2006. The increase reflects borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility and the $8.0 million Term B loan entered into on February 28, 2007. At June 30, 2007, the Company had $8.6 million available for future borrowings under its Loan Agreement, before deducting the $2.5 million availability block required by the agreement.

Effective July 19, 2007, the Company entered into a Credit and Guaranty Agreement (the ‘‘Agreement’’) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, ‘‘the Lenders’’), Silver Point Finance, LLC (‘‘Silver Point’’), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (‘‘Wachovia’’), as borrowing base agent.

Pursuant to the Agreement, and upon the terms and subject to the conditions thereof, the Lenders have agreed to extend certain credit facilities (the ‘‘Facilities’’) to the Company in an aggregate principal amount not to exceed $100 million, consisting of (a) $50 million aggregate principal amount of Tranche A Term Loans, (b) up to $25 million aggregate principal amount of Revolving A Commitments (including a $7.5 million letter of credit subfacility), and (c) up to $25 million aggregate principal amount of Revolving B Commitments. Availability under the Revolving Commitments is determined by reference to a Borrowing Base formula. The Tranche A Term Loans and any Revolving Loans are due and the Commitments terminate on the five-year anniversary of the closing. Subject to customary exceptions and limitations, the Company may elect to borrow at a per annum Base Rate (as defined in the Agreement) plus 375 basis points or a per annum LIBOR Rate (as defined in the Agreement) plus 475 basis points. The proceeds from the borrowings under the Agreement at closing on July 19, 2007 were used to repay all Company indebtedness under the Company’s Amended and Restated Loan and Security Agreement, dated February 28, 2007 (the ‘‘Wachovia Agreement’’), with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New England), as agent, and fees and expenses related thereto. The Facilities are available on an ongoing basis for general capital purposes and working capital needs. As with the prior Wachovia Agreement, all borrowings under the new loans are secured by substantially all of the assets of the Company (including a pledge of 65% of the shares of the Company’s NRF and Mexican subsidiaries). The Agreement provides call protection to the Lenders (subject to certain exceptions) by way of the lesser of a make-whole amount and prepayment premium ranging from 5% to 3% to 1%, respectively, of outstanding loans prepaid over years 2, 3, and 4. Mandatory prepayments in year 1 are subject to such make-whole amount (subject to certain exceptions). Voluntary prepayments of Revolving Loans are first applied to the Revolving A Loans outstanding. While voluntary prepayments of the Tranche A Term Loan are permitted after year 1, resulting Availability must be at least $5 million. The Agreement requires mandatory prepayments of the loans with the proceeds of issuances of debt and equity of the Company or its subsidiaries, as well as an annual 75% excess cash flow sweep (subject to Availability minimums) (in each of the foregoing cases, the proceeds of which are applied first, to the Tranche A Term Loans, second, to the Revolving A Loans and third, to the Revolving B Loans) and in respect of asset sales and following the incurrence of debt from the Lenders at its NRF subsidiary. Generally, mandatory prepayment with proceeds of Inventory or Accounts are applied first to the Revolving A Loans, second, to the Revolving B Loans and third, to the Tranche A Term Loan, and mandatory prepayments with proceeds of other collateral are applied first, to the Tranche A Term Loans second, to the Revolving A Loans and third, to the Revolving B Loans. Holders of Tranche A Term Loans may waive their mandatory prepayment right, in which case such proceeds will be applied pro rata to the remaining holders of the Tranche A Term Loans.

The Agreement contains customary representations, warranties, affirmative covenants for financing transactions of this nature (including, without limitation, covenants in respect of financial and other reporting and a covenant to hedge interest in respect of up to $25 million principal of the Tranche A Term Loan for up to two years), negative covenants (including limitation on debt, liens, restricted payments, investments, sale-leaseback transactions), fundamental changes (including an annual $10 million limit on asset sales), affiliate transactions (including prohibition on transfers of assets to subsidiaries of the Company that are not guarantors of the Facilities) and events of default (including any pledge of assets of NRF or its subsidiaries or any change of control).

The Agreement has covenants relating to leverage, capital expenditures, EBITDA, and a fixed charge coverage ratio. Certain financial covenants are tested on a consolidated basis as well as in respect of the Company’s domestic subsidiaries and its Nuevo Laredo Mexican subsidiary and in respect of its European operations on a stand alone basis. The Agreement provides customary tax and other indemnities to the Lenders as well as a guaranty of all obligations of the Company and its subsidiaries that are parties to the credit documents, such guaranty provided jointly and severally by each domestic subsidiary of the Company. The Lenders may freely transfer their interest in the Facilities to certain eligible assignees that generally will be ‘‘accredited investors’’ which extend credit or buy loans as one of their businesses. Lenders may sell participations in their interests in the Facilities.

On January 3, 2007, the Company amended its Loan and Security Agreement (the ‘‘Credit Facility’’) with Wachovia Capital Finance Corporation (New England) pursuant to a Sixteenth Amendment to the Loan and Security Agreement (the ‘‘Amendment’’). The Amendment, which was effective as of December 19, 2006, revised the inventory loan limit to reflect the Company’s continued progress in reducing its inventory levels. The Inventory Loan Limit was previously $43.0 million from December 1, 2006 through December 31, 2006 and $40.0 million from and after January 4, 2007. The revised limits were $43.0 million from December 19, 2006 through January 4, 2007, $42.8 million from January 5, 2007 through January 11, 2007, $42.5 million from January 12, 2007 through January 18, 2007, $42.3 million from January 19, 2007 through January 25, 2007, $42.0 million from January 25, 2007 through February 1, 2007, $41.8 million from February 2, 2007 through February 8, 2007, $41.5 million from February 9, 2007 through February 15, 2007, $41.3 million from February 16, 2007 through February 22, 2007 and $41.0 million from and after February 23, 2007.

On January 19, 2007, the Company amended the Credit Facility pursuant to a Seventeenth Amendment to the Loan and Security Agreement (the ‘‘Seventeenth Amendment’’). The Seventeenth Amendment, which was effective as of January 19, 2007, reduced the amount of Minimum Excess Availability which the Company is required to maintain from $5.0 million to $2.5 million from and after January 19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation (New England) (the ‘‘Wachovia Agreement’’). The Wachovia Agreement amended and restated the Company’s existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness was secured by substantially all of the assets of the Company, including its owned real property locations across the United States. The maturity date of the Term B loan was July 2009. Repayments of the Term B loan were to be in twenty-two consecutive monthly installments of $167 thousand commencing on October 1, 2007 with the remaining balance paid on July 21, 2009. The Wachovia Agreement reset certain financial covenants including (i) EBITDA for the Company for the twelve months ended December 31, 2006–($1.0 million); three months ended March 31, 2007–($1.0 million), adjusted for any inventory revaluation, but not less than ($2.6 million); six months ended June 30, 2007–$7.5 million; nine months ended September 30, 2007–$17.5 million and twelve months ended December 31, 2007-$20.0 million; (ii) capital expenditures in 2007 were capped at $8.0 million and (iii) the Fixed Charge Ratio was amended to .50 to 1.00 for the six months ended June 30, 2007; .85 to 1.00 for the nine months ended September 30, 2007, the twelve months ended December 31, 2007, and the twelve months ended March 31, 2008; .90 to 1.00 for the twelve months ended June 30, 2008; .95 to 1.00 for the twelve months ended September 30, 2008; and 1.00 to 1.00 for the twelve months ended December 31, 2008. The Wachovia Agreement also established minimum EBITDA for the Company’s NRF subsidiary, unless there was Excess Availability of $15.0 million, for the following twelve-month periods: December 31, 2006–$4.5 million; March 31, 2007–$4.9 million; June 30, 2007–$5.2 million; September 30, 2007–$5.2 million and December 31, 2007–$5.5 million. The Wachovia Agreement did not affect the amount of Minimum Excess Availability that the Company was required to maintain. The Company was not in compliance with the EBITDA and Fixed Charge Ratio covenants as of June 30, 2007; however, these were cured when the debt was paid in full during July 2007, as described above.

The future liquidity and ordinary capital needs of the Company in the short term are expected to be met from a combination of cash flows from operations and borrowings. The Company’s working capital requirements peak during the second and third quarters, reflecting the normal seasonality in the Automotive and Light Truck product lines. Changes in market conditions, the effects of which may not be offset by the Company’s actions in the short-term, could have an impact on the Company’s available liquidity and results of operations. The Company has taken actions during 2007 to improve its liquidity and to afford additional liquidity and flexibility for the Company to achieve its operating objectives. In addition, the Company’s future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company’s significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company’s results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of extended customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. If the Company were to implement major new growth initiatives, it would also have to seek additional sources of capital; however, no assurance can be given that the Company would be successful in securing such additional sources of capital.

Management’s initiatives over the last two years, including the cost reductions and securing additional debt financing in 2007 have been designed to improve operating results, enhance liquidity and to better position the Company for competition under current and future market conditions. However, the Company may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions. The Company’s liquidity is dependent on implementing cost reductions and sustaining revenues to achieve consistent profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

Critical Accounting Estimates

The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (‘‘Fin 48’’) ‘‘Accounting for Uncertainty in Income Taxes.’’ This Interpretation was effective for fiscal years beginning after December 15, 2006, and results in financial statements reflecting the expected future tax consequences of uncertain tax positions. Adoption of this Interpretation did not have a material impact on the Company’s results of operations for the three months and six months ended June 30, 2007.

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

Forward-Looking Statements and Cautionary Factors

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Such statements are based upon the current beliefs and expectations of Proliance’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used herein the terms ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘objective,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘project,’’ ‘‘will’’ and similar expressions identify forward-looking statements. Factors that could cause Proliance’s results to differ materially from those described in the forward-looking statements can be found in the 2006 Annual Report on Form 10-K of Proliance, the Quarterly Reports on Form 10-Q of Proliance, and Proliance’s other filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. The Company continues to implement action plans to offset commodity cost increases, including customer pricing actions, and various cost reduction activities. There can be no assurance that the Company will be able to offset these cost increases going forward. There have been no other material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

During 2005, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. The Company, for the first time, will have to be compliant with the Section 404 management’s internal control certification requirements as of the end of 2007. However, since the Company’s market capitalization did not exceed $75 million on June 30, 2007; it will not have to be compliant with the internal control audit requirements of Section 404 until 2008.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 3, 2007, two proposals were voted upon and approved by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting, and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal and broker non-votes are set forth below.

A vote was taken for the election of two Directors of the Company to hold office until the 2009 Annual Meeting. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	For	Withheld
James R. Rulseh	11,668,838	2,221,383
F. Alan Smith	12,357,709	1,532,512

A vote was taken on the proposal to ratify the appointment of BDO Seidman, LLP as Proliance’s independent registered public accounting firm for the year ending December 31, 2007. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

For	Against	Abstain
13,853,247	20,183	16,790

There were no broker non-votes regarding the foregoing proposals. The foregoing proposals are described more fully in the Company’s proxy statement dated March 30, 2007, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6.    EXHIBITS

10.1	Credit and Guaranty Agreement with Silver Point Finance, LLC
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLIANCE INTERNATIONAL, INC.
(Registrant)
Date: August 14, 2007	By:	/s/ Charles E. Johnson
Charles E. Johnson President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2007	By:	/s/ Arlen F. Henock
Arlen F. Henock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)