Form 10-Q
period 2007-09-30
PROLIANCE INTERNATIONAL, INC.
filed 2007-11-14
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock, $.01 par value, outstanding as of November 1, 2007 was 16,017,126.

Exhibit Index is on page 27 of this report.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net sales	$115,333	$120,734	$309,685	$324,180
Cost of sales	88,115	90,327	243,857	243,789
Gross margin	27,218	30,407	65,828	80,391
Selling, general and administrative expenses	19,107	23,923	59,602	71,231
Arbitration earn-out decision	—	—	3,174	—
Restructuring charges	1,864	837	3,192	1,491
Operating income (loss)	6,247	5,647	(140)	7,669
Interest expense	4,556	3,634	10,159	8,578
Debt extinguishment costs	891	—	891	—
Income (loss) before taxes	800	2,013	(11,190)	(909)
Income tax provision	671	754	1,247	1,849
Net income (loss)	$129	$1,259	$(12,437)	$(2,758)
Basic income (loss) per common share	$0.01	$0.08	$(0.89)	$(0.18)
Diluted income (loss) per common share	$0.01	$0.08	$(0.89)	$(0.18)
Weighted average common shares – basic	15,269	15,256	15,265	15,256
Weighted average common shares – diluted	17,454	15,803	15,265	15,256

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
(in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,043	$3,135
Accounts receivable (less allowances of $4,372 and $5,543)	70,555	58,209
Inventories	111,155	118,912
Other current assets	7,416	7,498
Total current assets	190,169	187,754
Property, plant and equipment	49,237	47,697
Accumulated depreciation and amortization	(27,858)	(23,821)
Net property, plant and equipment	21,379	23,876
Other assets	13,011	12,732
Total assets	$224,559	$224,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$20,706	$53,545
Accounts payable	55,478	58,114
Accrued liabilities	27,613	28,355
Total current liabilities	103,797	140,014
Long-term liabilities:
Long-term debt	50,350	1,657
Other long-term liabilities	5,430	8,218
Total long-term liabilities	55,780	9,875
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value: authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value: authorized 200,000 shares; issued and outstanding – none at September 30, 2007 and December 31, 2006	—	—
Series B convertible preferred stock, $.01 par value: authorized 30,000 shares; issued and outstanding; – 12,781 shares at September 30, 2007 and December 31, 2006 (liquidation preference $4,453 at September 30, 2007 and $1,278 at December 31, 2006)	—	—
Common Stock, $.01 par value: authorized 47,500,000 shares; 15,599,991 shares issued at September 30, 2007; 15,339,892 shares issued at December 31, 2006; 15,558,055 shares outstanding at September 30, 2007; 15,297,956 shares outstanding at December 31, 2006	156	153
Paid-in capital	109,084	105,772
Accumulated deficit	(43,627)	(29,967)
Accumulated other comprehensive loss	(616)	(1,470)
Treasury stock, at cost, 41,936 shares at September 30, 2007 and December 31, 2006	(15)	(15)
Total stockholders’ equity	64,982	74,473
Total liabilities and stockholders’ equity	$224,559	$224,362

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(12,437)	$(2,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,197	4,386
(Benefit from) provision for uncollectible accounts receivable	(65)	1,872
Non-cash debt extinguishment costs	576	—
Non-cash stock compensation costs	117	140
Non-cash arbitration earn-out decision charge	3,174	—
Non-cash restructuring charges	—	189
Gain on sale of buildings	(942)	(207)
Deferred income tax	136	—
Changes in operating assets and liabilities:
Accounts receivable	(11,873)	(17,783)
Inventories	8,210	(15,988)
Accounts payable	892	13,279
Accrued expenses	(1,639)	1,359
Other	(2,994)	2,657
Net cash used in operating activities	(10,648)	(12,854)
Cash flows from investing activities:
Capital expenditures, net of sales and retirements	(1,004)	(3,688)
Cash expenditures for restructuring costs on Modine Aftermarket acquisition balance sheet	(195)	(980)
Cash expenditures for merger transaction costs	—	(952)
Net cash used in investing activities	(1,199)	(5,620)
Cash flows from financing activities:
Dividends paid	(1,183)	(48)
Net borrowings under Silver Point revolving credit facility	14,175	—
Net (repayments) borrowings under Wachovia revolving credit facility	(52,672)	21,270
Net borrowings of short-term foreign debt	6,001	—
Borrowings under Wachovia term loan	8,000	—
Borrowings under Silver Point term loan	50,000	—
Repayments of Wachovia term loan and capital lease obligations	(9,650)	(683)
Deferred debt issue costs	(4,964)	(136)
Proceeds from stock option exercise	25	—
Net cash provided by financing activities	9,732	20,403
Effect of exchange rate changes on cash	23	(264)
(Decrease) increase in cash and cash equivalents	(2,092)	1,665
Cash and cash equivalents at beginning of period	3,135	4,566
Cash and cash equivalents at end of period	$1,043	$6,231

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of results for the full year.

Prior period amounts have been reclassified to conform to current year classifications.

Note 2 — Inventory

Inventory consists of the following:

(in thousands)	September 30, 2007	December 31, 2006
Raw material and component parts	$21,629	$22,730
Work in progress	3,677	3,858
Finished goods	85,849	92,324
Total inventory	$111,155	$118,912

Note 3 — Debt

Short-term debt and current portion of long-term debt consists of the following:

(in thousands)	September 30, 2007	December 31, 2006
Short-term foreign debt	$6,001	$—
Silver Point revolving credit facility	14,175	—
Wachovia revolving credit facility	—	52,672
Current portion of long-term debt	530	873
Total short-term debt and current portion of long-term debt	$20,706	$53,545

Short-term foreign debt, at September 30, 2007, represents borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility. At September 30, 2007, $6.0 million was borrowed at a Euro equivalent at an annual interest rate of 5.414%.

New Credit Agreement

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

Borrowings under the Agreement as of September 30, 2007 included a $14.2 million revolving credit obligation at an interest rate of 10.11% per annum and a term loan of $50.0 million at an interest rate of 10.125% per annum. The term loan is payable in full on July 19, 2012.

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

The Agreement also has quarterly and annual financial covenants relating to leverage, capital expenditures, EBITDA and a fixed charge coverage ratio. Certain of these financial covenants are tested on a consolidated basis, as well as in respect of the Company’s domestic subsidiaries and a Mexican subsidiary and in respect of its European operations on a stand alone basis. At September 30, 2007, the Company was in violation of the consolidated senior leverage and NRF total debt covenants contained in the Agreement. The Company has obtained waivers for these violations.

The Agreement provides customary tax and other indemnities to the Lenders as well as a guaranty of all obligations of the Company and its subsidiaries that are parties to the credit documents, such guaranty provided jointly and severally by each domestic subsidiary of the Company. In July 2007, the Company also entered into a pledge and security agreement with one of its significant vendors, pursuant to which it pledged substantially all its assets to the vendor as security with respect to the Company’s outstanding payables to that vendor. The vendor’s security interest is subordinated to the security interest of the Lenders under the Agreement.

As of September 30, 2007, the Company had $17.2 million available for future borrowings under the Agreement.

Previous Credit Agreement

On January 3, 2007, the Company amended its then existing Loan and Security Agreement (the ‘‘Credit Facility’’) with Wachovia Capital Finance Corporation (New England) pursuant to a Sixteenth Amendment to the Loan and Security Agreement (the ‘‘Amendment’’). The Amendment, which was effective as of December 19, 2006, revised the inventory loan limit to reflect the Company’s continued progress in reducing its inventory levels. The Inventory Loan Limit was previously $43.0 million from December 1, 2006 through December 31, 2006 and $40.0 million from and after January 4, 2007. The revised limits were $43.0 million from December 19, 2006 through January 4, 2007, $42.8 million from January 5, 2007 through January 11, 2007, $42.5 million from January 12, 2007 through January 18, 2007, $42.3 million from January 19, 2007 through January 25, 2007, $42.0 million from January 25, 2007 through February 1, 2007, $41.8 million from February 2, 2007 through February 8, 2007, $41.5 million from February 9, 2007 through February 15, 2007, $41.3 million from February 16, 2007 through February 22, 2007 and $41.0 million from and after February 23, 2007.

On January 19, 2007, the Company amended the Credit Facility pursuant to a Seventeenth Amendment to the Loan and Security Agreement (the ‘‘Seventeenth Amendment’’). The Seventeenth Amendment, which was effective as of January 19, 2007, reduced the amount of Minimum Excess Availability which the Company was required to maintain from $5.0 million to $2.5 million from and after January 19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation (New England) (the ‘‘Wachovia Agreement’’). The Wachovia Agreement amended and restated the Company’s then existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness was secured by substantially all of the assets of the Company, including its owned real property locations across the United States. The maturity date of the Term B loan was July 2009. The Term B loan was to be repaid in twenty-two consecutive monthly installments of $167 thousand commencing on October 1, 2007 with the remaining balance paid on July 21, 2009. The Wachovia Agreement reset certain financial covenants including (i) EBITDA for the Company for the twelve months ended December 31, 2006-($1.0 million); three months ended March 31, 2007-($1.0 million), adjusted for any inventory revaluation, but not less than ($2.6 million); six months ended June 30, 2007-$7.5 million; nine months ended September 30, 2007-$17.5 million and twelve months ended December 31, 2007-$20.0 million; (ii) capital expenditures in 2007 were capped at $8.0 million and (iii) the Fixed Charge Ratio was amended to .50 to 1.00 for the six months ended June 30, 2007; .85 to 1.00 for the nine months ended September 30, 2007, the twelve months ended December 31, 2007, and the twelve months ended March 31, 2008; .90 to 1.00 for the twelve months ended June 30, 2008; .95 to 1.00 for the twelve months ended September 30, 2008; and 1.00 to 1.00 for the twelve months ended December 31, 2008. The Wachovia Agreement also established minimum EBITDA for the Company’s NRF subsidiary, unless there was excess availability of $15.0 million, for the following twelve-month periods: December 31, 2006-$4.5 million; March 31, 2007-$4.9 million; June 30, 2007-$5.2 million; September 30, 2007-$5.2 million and December 31, 2007-$5.5 million. The Wachovia Agreement did not affect the amount of minimum excess availability that the Company was required to maintain. The Company was not in compliance with the EBITDA and fixed charge ratio covenants as of June 30, 2007; however, these were cured when the outstanding debt under the Wachovia Agreement was paid in full on July 19, 2007. The pay-off of the indebtedness under the Wachovia Agreement resulted in the Company recording $0.9 million as debt extinguishment costs during the third quarter of 2007. This reflected the write-off of a portion of the deferred debt costs associated with the Wachovia Agreement which had been capitalized and were being amortized over the life of the Wachovia Agreement. The remaining portion of the Wachovia Agreement deferred debt costs ($1.0 million) will be amortized over the life of the new Agreement, as Wachovia is a participant.

Note 4 — Comprehensive Income (Loss)

Total comprehensive income (loss) and its components are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$129	$1,259	$(12,437)	$(2,758)
Minimum pension liability	—	—	—	—
Foreign currency translation	281	476	854	2,216
Comprehensive income (loss)	$410	$1,735	$(11,583)	$(542)

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

Note 5 — Stock Compensation Plans

Stock Options:

An analysis of the stock plan option activity in the Company’s Stock Plan, Directors Plan and Equity Incentive Plan for the nine months ended September 30, 2007 is as follows:

Number of Options
Stock Plan
Outstanding at December 31, 2006	460,026
Exercised	(10,000)
Cancelled	(45,249)
Outstanding at September 30, 2007	404,777
Directors Plan
Outstanding at December 31, 2006	36,800
Cancelled	(6,000)
Outstanding at September 30, 2007	30,800
Equity Incentive Plan
Outstanding at December 31, 2006	179,958
Granted	25,000
Cancelled	(22,501)
Outstanding at September 30, 2007	182,457

The Company adopted the provisions of SFAS No.123(R), ‘‘Share-Based Payment’’ effective January 1, 2006. SFAS No. 123(R) established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost as a charge to operating results over the period during which an employee is required to provide service in exchange for the award, with the offset being additional paid-in capital. In adopting SFAS No. 123(R), the Company was required to recognize the unrecorded compensation expense related to unvested stock options issued prior to January 1, 2006. Results for the three and nine months ended September 30, 2006 included $0 thousand and $2 thousand, respectively, of compensation expense and additional paid-in capital relating to these options. In addition, during the three and nine months ended September 30, 2006, the Company recorded $19 thousand and $53 thousand, respectively, of compensation expense related to stock options granted on March 2, 2006. During the three and nine months ended September 30, 2007, the Company recorded $2 thousand and $41 thousand, respectively, of compensation expense associated with options outstanding under the March 2, 2006 grant.

On June 4, 2007, the Company granted options to purchase 25,000 shares of common stock under the Equity Incentive Plan. The options were granted at an exercise price of $2.90, which represents the closing price of the Company’s stock on the date of grant. The fair value of the grant was calculated at $1.59 per share, using an assumption of expected volatility of 51.21%, a risk free interest rate of 5.09% and an expected life of six years. The Company will record $40 thousand of compensation expense over the four year vesting period of the options. Results for the three and nine months ended September 30, 2007 included $2 thousand and $3 thousand, respectively, of compensation expense related to this stock option grant.

Restricted Stock:

At September 30, 2007 and December 31, 2006, there were 41,189 and 49,426 shares of restricted stock outstanding, respectively, under the Equity Incentive Plan, which had been granted on March 2, 2006. During the quarter ended March 31, 2007, 12,357 outstanding restricted shares vested. The remaining shares outstanding at September 30, 2007 are unvested. During the three and nine months ended September 30, 2007, $3 thousand and $32 thousand, respectively, of compensation expense was recorded. During the three and nine months ended September 30, 2006, $16 thousand and $39 thousand, respectively, of compensation expense was recorded. The restricted stock is treated as issued and outstanding on the date of grant; however, it is excluded from the calculation of basic income (loss) per share until the shares are vested.

On March 26, 2007, the Company granted 17,689 shares of restricted stock to its Chief Executive Officer in conjunction with an agreement to reduce his calendar year 2007 base salary. Based upon the market price of the common stock on the date of grant, $4.24 per share, total compensation cost of $75 thousand will be recorded over the two-year vesting period of the shares. During the three and nine months ended September 30, 2007, the Company recorded $9 thousand and $19 thousand, respectively, of compensation expense related to these restricted shares.

On May 3, 2007, the Company granted 11,868 shares of restricted stock to four members of its Board of Directors who had each agreed to receive $10 thousand of their annual retainer in the form of restricted stock. Based upon the market price of the common stock on the date of grant, $3.37 per share, total compensation cost of $40 thousand will be recorded over the one-year vesting period of the shares. During the three and nine months ended September 30, 2007, the Company recorded $10 thousand and $17 thousand, respectively, of compensation expense related to these shares.

On June 4, 2007, the Company granted 5,000 shares of restricted stock. Based upon the market price of the common stock on the date of grant, $2.90 per share, total compensation cost of $15 thousand will be recorded over the three-year vesting period of the shares. During the three and nine months ended September 30, 2007, the Company recorded compensation expense of $1 thousand and $2 thousand, respectively, related to these shares.

On August 9, 2007, the Company granted 5,934 shares of restricted stock to two members of its Board of Directors who had each agreed to receive $10 thousand of their annual retainer in the form of restricted stock. Based upon the market price of the common stock on the date of grant, $2.35 per share, total compensation cost of $14 thousand will be recorded over the 9 month vesting period of the shares. During the three and nine months ended September 30, 2007, the Company recorded $3 thousand of compensation expense related to these shares.

Performance Restricted Stock:

On May 3, 2007, the Company granted 232,600 shares of performance restricted stock. These shares vest over a three year period but are only earned if pre-determined targets for both net income and cash flow from operations during 2007 are achieved. Based upon the market price of the common stock on the date of grant, $3.37 per share, total compensation cost of $0.8 million would have been recorded over the vesting period of the shares. Results for the three months ended September 30, 2007 include a $44 thousand reduction of compensation expense to reflect the reversal of expense previously recorded in the first and second quarters of 2007, as management has determined that it is likely that the net income and cash flow targets for 2007 will not be achieved.

On June 4, 2007, the Company granted 15,000 shares of performance restricted stock. These shares vest over a three year period but are only earned if the pre-determined targets for both net income and cash flow from operations during 2007, established for the May 3, 2007 performance stock grant, are achieved. Based upon the market price of the common stock on the date of grant, $2.90 per share, total compensation cost of $44 thousand would have been recorded over the vesting period of the shares. Results for the three months ended September 30, 2007 include a $1 thousand reduction of compensation expense to reflect the reversal of expense previously recorded in the second quarter of 2007, as management has determined that it is likely that the net income and cash flow targets for 2007 will not be achieved.

During the fourth quarter of 2006, performance restricted shares issued on March 2, 2006 were forfeited as pre-established goals for net income and cash flow for 2006 were not achieved. Results for the three months ended September 30, 2006 included a $40 thousand reduction of compensation expense to reflect the reversal of expense previously recorded in the first and second quarters of 2006, as management had determined that it would not achieve the net income target for 2006. The nine months ended September 30, 2006 included compensation expense of $47 thousand, relating to the outstanding performance restricted shares, which had been issued on March 2, 2006.

Note 6 — Restructuring and Other Special Charges

During the first nine months of 2007, the Company reported $3.2 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. In September 2006, the Company had announced that it would be commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during the first nine months of 2007 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 83 prior to the October 2, 2007 reduction described below and the establishment of supply agreements with distribution partners in certain areas. These actions are designed to streamline the Company’s go-to-market approach and improve its market position and business performance by establishing in some cases, relationships with distribution partners to better address geographic market areas that do not justify stand-alone branch locations. The headcount reductions, during the first nine months of 2007, in the United States resulted from the elimination of 67 salaried positions in order to lower operating overhead, while reductions at the Company’s Mexican manufacturing facilities resulted from the elimination of 111 positions, as a result of production cutbacks reflecting the conversion from copper/brass to aluminum construction and the Company’s efforts to lower inventory levels.

On July 25, 2007, in response to soft 2007 second quarter sales and expectations of lower-than-expected results for the full year, due to current market conditions, the Company announced that it was finalizing and acting upon additional strategic actions to right size its operational and administrative structure going forward. These actions will further reduce the North American workforce and streamline distribution and manufacturing facilities in North America. In addition, these restructuring charges include a number of immediate actions to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, which would further reduce branch operating costs while also enhancing the Company’s capability to more efficiently service its local customers. These actions are expected to increase restructuring costs for 2007 by $3 million to $4 million, resulting in total restructuring costs between $5 million and $7 million, which includes the previously announced range of $2 million to $3 million. The Company expects to complete most of the indicated actions by the end of 2007. Restructuring costs incurred during the three months ended September 30, 2007 of $1.9 million were part of these new strategic actions.

On October 2, 2007, the Company announced that it would be closing 36 branch locations and establishing supply agreements with distribution partners to service these customers. This results in a reduction of branch and agency locations to 47. These actions will include the sale of selected assets at the branch locations during the fourth quarter of 2007 and are expected to result in the Company incurring between $0.5 million and $0.7 million of net cash restructuring costs, consisting of $0.1 million to $0.2 million of employee related restructuring costs and between $0.4 million and $0.5 million of branch closure restructuring and related costs during the fourth quarter of 2007.

The remaining restructuring reserve at September 30, 2007 was classified in other accrued liabilities. A summary of the restructuring charges and payments during the first nine months of 2007 is as follows:

(in thousands)	Workforce Related	Facility Consolidation	Total
Balance at December 31, 2006	$674	$1,389	$2,063
Charge to operations	2,840	352	3,192
Reversal of accrual no longer required	—	(428)	(428)
Cash payments	(2,366)	(920)	(3,286)
Balance at September 30, 2007	$1,148	$393	$1,541

The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs, which are expected to be paid primarily by the end of 2007. Workforce related expenses will be paid by the end of the third quarter of 2009.

Note 7 — Retirement and Post-Retirement Plans

The components of net periodic benefit costs for domestic and international retirement and post-retirement plans are as follows:

	Three Months Ended September 30,
	2007	2006	2007	2006
(in thousands)	Retirement Plans		Post-retirement Plans
Service cost	$251	$307	$—	$1
Interest cost	431	596	(2)	10
Expected return on plan assets	(435)	(625)	—	—
Amortization of net loss	113	189	—	1
Net periodic benefit cost	$360	$467	$(2)	$12

	Nine Months Ended September 30,
	2007	2006	2007	2006
(in thousands)	Retirement Plans		Post-retirement Plans
Service cost	$820	$860	$—	$2
Interest cost	1,430	1,677	5	30
Expected return on plan assets	(1,455)	(1,750)	—	—
Amortization of net loss	390	526	—	4
Net periodic benefit cost	$1,185	$1,313	$5	$36

The Company also participates in foreign multi-employer pension plans. For the three months ended September 30, 2007 and 2006, pension expense for these plans was $267 thousand and $268 thousand, respectively, and for the nine months ended September 30, 2007 and 2006, $772 thousand and $753 thousand, respectively.

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

Arbitrator Decision.    On June 29, 2007, the arbitrator notified the parties that it had determined that Mr. Wilhide was entitled to an earn-out of $3.2 million. In accordance with the Agreement, this earn-out has been paid by increasing the liquidation preference of the 12,781 remaining outstanding shares of Series B Preferred Stock then held by Mr. Wilhide, after prior conversions, from $100.00 per share (representing an aggregate liquidation preference of $1.3 million) to $348.3727 per share (or an aggregate liquidation preference of $4.5 million).

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

Financial Impact.    As a result of the waiver of the Conversion Cap described above, the full amount of the earn-out determined to be payable by the arbitrator has been paid in additional liquidation preference on the Series B Preferred Stock (or ultimately in shares of Proliance common stock upon Mr. Wilhide’s conversion of his shares of Series B Preferred Stock), and no portion of that amount was paid by Proliance in cash. In addition, Mr. Wilhide was entitled to payment in cash of dividends he would have received on his Series B Preferred Stock as if the earn-out took place in April 2000. These additional dividends, plus interest and an increased cash bonus payment due to Mr. Wilhide, required Proliance to pay Mr. Wilhide in cash the sum of $1.3 million in July 2007. The earn-out of $3.1 million and the interest on unpaid dividends of $0.2 million and bonus payment of $28 thousand have been charged to operating results during the second quarter ended June 30, 2007.

Additional interest expense on the unpaid dividends of $4 thousand was charged to operating results for the three months ended September 30, 2007. The additional dividends of $1.1 million have been deducted from Shareholders’ Equity at September 30, 2007. As part of its decision, the arbitrator required Mr. Wilhide to reimburse Proliance for arbitration expenses in the amount of $0.2 million. This amount has been recorded as a reduction of operating expense during the second quarter ended June 30, 2007.

Note 9 — Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income (loss)	$129	$1,259	$(12,437)	$(2,758)
Deduct – preferred stock dividend	(56)	(16)	(1,223)	(48)
Net income (loss) available (attributable) to common stockholders – basic	73	1,243	(13,660)	(2,806)
Add back preferred stock dividend	56	16	—	—
Net income (loss) available (attributable) to common stockholders – diluted	$129	$1,259	$(13,660)	$(2,806)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Denominator:
Weighted average common shares	15,583	15,458	15,458	15,413
Deduct – Unvested restricted and performance restricted shares	(314)	(202)	(193)	(157)
Adjusted weighted average common shares – basic	15,269	15,256	15,265	15,256
Unvested restricted and performance restricted shares	314	202	—	—
Dilutive effect of stock options	—	71	—	—
Dilutive effect of Series B preferred stock	1,871	274	—	—
Adjusted weighted average common shares – diluted	17,454	15,803	15,265	15,256
Basic income (loss) per common share	$0.01	$0.08	$(0.89)	$(0.18)
Diluted income (loss) per common share	$0.01	$0.08	$(0.89)	$(0.18)

The adjusted weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the nine months ended September 30, 2007 and 2006 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the net loss per common share.

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

The table below sets forth information about the reported segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net sales:
Domestic	$84,030	$92,890	$229,672	$253,470
International	31,303	27,844	80,013	70,710
Intersegment sales:
Domestic	1,1,113	1,081	3,149	3,482
International	44,701	7,884	13,618	21,519
Elimination of intersegment sales	(5,814)	(8,965)	(16,767)	(25,001)
Total net sales	$115,333	$120,734	$309,685	$324,180

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Operating income (loss):
Domestic	$7,804	$6,509	$10,532	$12,781
Restructuring charges	(1,492)	(263)	(2,727)	(849)
Domestic total	6,312	6,246	7,805	11,932
International	2,141	2,229	2,689	4,341
Restructuring charges	(372)	(574)	(465)	(642)
International total	1,769	1,655	2,224	3,699
Corporate expenses	(1,834)	(2,254)	(6,995)	(7,962)
Arbitration earn-out decision	—	—	(3,174)	—
Total operating income (loss)	$6,247	$5,647	$(140)	$7,669

An analysis of total net sales by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Automotive and light truck heat exchange products	$73,714	$73,109	$199,162	$196,791
Automotive and light truck temperature control products	17,234	23,770	44,019	58,733
Heavy duty heat exchange products	24,385	23,855	66,504	68,656
Total net sales	$115,333	$120,734	$309,685	$324,180

Note 11 — Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$9,273	$7,761
Income taxes	$1,175	$1,028

Note 12 — Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (‘‘Fin 48’’) ‘‘Accounting for Uncertainty in Income Taxes.’’ This Interpretation was effective for fiscal years beginning after December 15, 2006, and results in financial statements reflecting the expected future tax consequences of uncertain tax positions. Adoption of this Interpretation did not have a material impact on the Company’s results of operations for the three or nine months ended September 30, 2007.

The Pension Protection Act of 2006 (‘‘PPA’’) was signed by the President and enacted in August 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year 2008. While the Company is currently evaluating the impact that the PPA will have on future contributions, it is not expected to have a material impact.

On October 1, 2007, the Mexican government enacted a new tax law whose provisions in general become effective on January 1, 2008. Included in these provisions is a flat tax which replaces the current alternative asset tax. The Company is currently evaluating the impact this and other provisions will have on its Mexican income taxes.

Note 13 — Subsequent Events

On October 12, 2007, Paul S. Wilhide converted 2,868 shares of Series B Preferred Stock, with a liquidation preference of $999 thousand, into 459,071 shares of Common Stock.

On November 9, 2007, the First Amendment and Waiver to the Credit Agreement with Silver Point Finance, LLC (the ‘‘First Amendment’’) was signed. The First Amendment contains a waiver of the Consolidated Senior Leverage Ratio and NRF Total Debt Ratio covenant violations for the applicable periods ended September 30, 2007. In addition, any funds received by the Company under the terms of the Asset Purchase Agreement, relating to the closure of the 36 branch locations, signed on September 28, 2007 (the ‘‘Agreement’’), which are reimbursement of closure expenses, as defined in the Agreement, will be treated as ‘‘Extraordinary Receipts.’’ Any such Extraordinary Receipts will be utilized to pay down the outstanding indebtedness under the term loan with Silver Point.

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

Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions or partnerships. On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders’ approval, providing for the merger of Modine Aftermarket into the Company and Modine’s acquisition of the Company’s Heavy Duty OEM business unit. The merger with the Aftermarket business of Modine, which was completed on July 22, 2005, provided the Company with additional manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. In conjunction with the merger, the Company undertook a $14 million restructuring program, which was completed during 2006. The savings from these programs have been offset by rising commodity costs, changes in market sales mix and continued competitive price pressure which have all adversely impacted gross margin. As a result, during 2006, the Company undertook additional restructuring actions to lower costs, which resulted in the expenditure of $3.1 million. These additional actions included product construction conversions from copper/brass to aluminum, the closure of the Racine administrative office and a realignment of the existing branch structure. In a 2006 third quarter earnings release, the Company announced that it anticipated spending $2.0 million to $3.0 million on new restructuring programs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico.

In response to soft 2007 second quarter sales, and expectations of lower than expected results for the full year due to current market conditions, on July 25, 2007, the Company announced that it was finalizing and acting upon a broad range of strategic actions to right size its operational and administrative structure going forward. These actions would reduce the North American workforce and streamline distribution and manufacturing facilities in North America. In addition, these restructuring charges include a number of immediate actions to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, which will further reduce branch operating costs while also enhancing the Company’s capability to more efficiently service its local customers. These actions are expected to increase restructuring costs for 2007 by $3 million to $4 million, resulting in total restructuring costs between $5 million and $7 million, which includes the previously announced range of $2 million to $3 million. The Company expects to complete most of the indicated actions by the end of 2007. In taking these additional restructuring actions, management is attempting to position the Company for profitability in the future, not withstanding changes in market conditions.

On October 2, 2007, the Company announced that it would be closing 36 branch locations and establishing supply agreements with distribution partners to service these customers. This results in a reduction of branch and agency locations to 47. These actions will include the sale of selected assets at the branch locations during the fourth quarter of 2007 and will result in the Company incurring between $0.5 million and $0.7 million of cash restructuring costs, consisting of $0.1 million to $0.2 million of employee related restructuring costs, as a result of the elimination of 116 salaried positions, and between $0.4 million and $0.5 million of branch closure restructuring costs during the fourth quarter of 2007.

Operating Results

Quarter Ended September 30, 2007 Versus Quarter Ended September 30, 2006

Net sales for the third quarter of 2007 of $115.3 million were $5.4 million or 4.5% below the third quarter of 2006. Domestic segment sales during the third quarter of 2007 were $84.0 million compared to $92.9 million in the 2006 third quarter, an $8.9 million or 9.5% decline. Within the domestic segment, lower demand for both heat exchange and temperature control products was driven by branch closures which occurred during the fourth quarter of 2006 and the first nine months of 2007, customer efforts to lower inventory levels and soft market demand. The customer inventory actions and soft market demand was attributable to economic conditions, lower miles driven and weather conditions which lead to a short selling season. The shift in customer mix which results from lower sales through the Company’s branch locations, translates into lower average selling prices for domestic products. During the third quarter of 2007, the Company also continued to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. Domestic heat exchange and temperature control sales in the fourth quarter of 2007 are expected to be adversely impacted by the branch closures which occurred in the fourth quarter of 2006 and the first nine months of 2007, along with the closure of 36 branch locations announced on October 2, 2007. Domestic heavy duty product sales in the third quarter of 2007 were lower than a year ago reflecting softer market conditions, particularly in the heavy truck market. International segment sales for the 2007 third quarter of $31.3 million were $3.5 million or 12.4% above the $27.8 million reported in the third quarter of 2006. Approximately $1.5 million of this increase was attributable to the difference in exchange rates between the U.S. dollar and the Euro and the Mexican Peso. While unit volumes in Europe benefited from stronger marine product sales, reflecting increased demand for these products, this impact was partially offset by lower heat exchange product sales in Europe and Mexico due to softer market conditions.

Gross margin, as a percentage of net sales, was 23.6% during the third quarter of 2007 versus 25.2% in the third quarter of 2006. While gross margins improved from those reported in the first half of the year due to the seasonal increase in production and the impact of the Company’s ongoing cost reduction programs, gross margins continue to be adversely affected by the impact of higher commodity prices, competitive pricing pressure and the shift in customer mix of sales away from the branch locations, due to branch closures, and to our wholesale customer base. This change in mix towards wholesale customers results in a lower gross margin as a percentage of sales. While the gross margin percentage is lowered by branch closures, operating expense levels are also reduced. Margins in the third quarter of 2007 were also reduced by product mix changes in Europe. Copper and aluminum market costs reflected in gross margin during the third quarter are approximately 20% and 8%, respectively, over their levels of a year ago. Margins in the third quarter benefited from a $0.6 million reduction in reserves required for excess inventory, originally recorded in the first half of 2007, due to the Company’s inventory reduction actions and improved management of customer returns. In addition the Company has taken, and continues to take additional actions to lower product unit costs. Margin levels during the remainder of 2007 are expected to benefit from the impacts of the cost reduction initiatives which have been taken; however, there can be no assurance that these will fully offset the impacts of potentially higher commodity costs, continued competitive pricing pressure, the effect of branch closures and changes in market conditions which may occur.

Selling, general and administrative expenses for the third quarter of 2007 decreased by $4.8 million and as a percentage of net sales to 16.6% from 19.8% in the third quarter of 2006. The reduction in expenses reflects lower administrative spending, as a result of cost reduction actions implemented during 2006 and the first nine months of 2007, including the elimination of the Racine administrative office and the consolidation of these functions into the Company’s New Haven corporate office and other operating support headcount reductions. Branch spending expenses for the quarter were lower than those incurred in the same period a year ago due to the impact of the program initiated during the third quarter of 2006 to better align the Company’s go-to-market strategy with customer needs. This program, which includes the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, has resulted in a reduction in the number of branch and agency locations from 123 at the beginning of 2006 to 83 at September 27, 2007. Expense levels during the third quarter of 2007 were also lowered by $0.4 million as a result of the reversal of a vendor payable, recorded at the time of the Modine Aftermarket merger, which was no longer required. The Company anticipates experiencing quarterly expense reductions, greater than those experienced in the third quarter, during the remainder of 2007, as a result of cost reduction initiatives which have already been taken, including the closure of thirty-six additional branch locations which will occur in the fourth quarter of 2007.

In the third quarter of 2007, the Company reported $1.9 million of restructuring costs associated with the strategic actions announced on July 25, 2007. In response to soft 2007 second quarter sales and expectations of lower-than-expected results for the full year, due to current market conditions, the Company indicated that it was finalizing and acting upon a broad range of strategic actions to right size its operational and administrative structure going forward. Headcount in the Company’s North American operations was reduced by 121 during the third quarter of 2007. In addition, it was announced that actions would be taken to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, in order to further reduce branch operating costs while enhancing the Company’s capability to more efficiently service its local customers. On October 2, 2007, the Company announced that it would be closing 36 branch locations during the fourth quarter, reducing the number of remaining branch and agency locations to 47. In addition, the Company is establishing supply agreements with distribution partners to service these customers. These actions will result in between $0.5 million and $0.7 million of net cash restructuring costs being recorded during the fourth quarter of 2007. The Company expects that restructuring costs for all of 2007 will be between $5 million and $7 million. In the third quarter of 2006, the Company reported $0.8 million of restructuring costs primarily associated with the relocation of a portion of the air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo Laredo, Mexico, workforce reductions at our MexPar manufacturing facility in Mexico City, Mexico associated with the conversion of radiator production from copper/brass construction to aluminum and changes in our go-to-market distribution strategy which resulted in a reduction in the number of branch locations.

Interest expense of $4.6 million in the third quarter of 2007 was $1.0 million above last year’s levels reflecting a combination of higher average interest rates and higher average debt levels. Discounting expense, associated with the Company’s participation in customer-sponsored vendor payment programs, was $1.7 million in the third quarter of 2007, compared to $2.0 million in the same period last year, mainly reflecting a decline in the level of customer receivable collections utilizing these programs. Average interest rates on the Company’s Domestic revolving credit and term loan borrowings were 10.3% in the third quarter of 2007, compared to 7.8% last year. Higher interest rates in 2007 reflect current market conditions and the impact of the Company’s new Credit and Guaranty Agreement, as described in Note 3 of the attached Notes to Condensed Consolidated Financial Statements. The Company’s NRF subsidiary in The Netherlands under its available credit facility at September 30, 2007, had outstanding $6.0 million, at a Euro equivalent, at an interest rate of 5.414%. Average debt levels for the third quarter were $75.6 million in 2007, compared to $61.6 million last year. The increase in average debt levels primarily reflects borrowings by the Company’s NRF subsidiary under its available credit facility along with increased borrowing levels as a result of the new Credit and Guaranty Agreement with Silver Point Finance. Interest expense in the third quarter of 2007 also included $0.3 million from the settlement of interest charges related to inventory purchases. Amortization of deferred debt costs for the third quarter is higher than a year ago due to costs associated with the Silver Point financing. Year-over-year interest expense levels for the remainder of 2007 will be higher than the prior year comparable period, as a result of increases in interest rates and average debt levels.

As described in Note 3 of the attached Notes to Condensed Consolidated Financial Statements, on July 19, 2007, the Company entered into a new Credit and Guaranty Agreement and utilized a majority of the proceeds to repay all indebtedness, outstanding at that time, under the Company’s Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation. As a result of the Wachovia debt repayment, the Company recorded $0.9 million as debt extinguishment costs during the quarter ended September 30, 2007. This reflected the write-off of a portion of the deferred debt costs associated with the Wachovia Agreement which had been capitalized and were being amortized over the life of the Wachovia Agreement. The remaining portion of the Wachovia Agreement deferred debt costs ($1.0 million) will be amortized over the life of the new Agreement, as Wachovia is a participant.

In the third quarter of 2007 and 2006, the effective tax rate included only a foreign provision, as usage of the Company’s U.S. net operating loss carry forwards offset a majority of the state and any federal income tax provisions.

Net income for the three months ended September 30, 2007 was $0.1 million, or $0.01 per basic and $0.01 per diluted share, compared to net income of $1.3 million, or $0.08 per basic and diluted share for the same period a year ago.

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, net sales of $309.7 million were $14.5 million or 4.5% below the same period of the prior year. Domestic sales were $229.7 million during the first nine months of 2007 compared to $253.5 million in the comparable period of 2006. Domestic heat exchange volume declines experienced during the second and third quarters of 2007, more than offset the slight unit volume improvements experienced during the first quarter of 2007. Throughout the period in 2007, the Company also experienced the impact of ongoing competitive pricing pressure and a shift in sales mix with more sales being directed towards wholesale customers and less to direct customers, resulting in lower average selling prices. In the domestic temperature control product lines, sales for the first nine months of 2007 were lower than a year ago reflecting higher pre-season orders from several major customers during the first quarter of 2006, which did not occur in 2007, branch closures and soft 2007 second and third quarter market conditions. Domestic heavy duty product sales were lower than a year ago reflecting soft market conditions, particularly in the heavy truck marketplace. International segment sales of $80.0 million were $9.3 million or 13.2% above the first nine months of 2006, including $4.4 million resulting from differences in exchange rates between the Euro and Peso and the U. S. dollar. The remaining improvement in international sales was caused by higher marine and heat exchange product sales in Europe during the 2007 nine month period.

Gross margins, as a percentage of net sales, for the first nine months of 2007 were 21.3% compared with 24.8% a year ago. The Company continues to experience the impact of rising commodity prices, competitive pricing pressure and the shift in sales mix from branch locations to wholesale customers, which combined have more than offset the cost reduction actions implemented by the Company. Copper and aluminum market costs currently included in the results of operations for the first nine months are up approximately 47% and 19%, respectively, over their levels of a year ago. During the remainder of 2007, the Company will experience the financial impact of copper and aluminum costs which, while closer, will continue to be above levels experienced in 2006.

Selling, general and administrative expenses for the first nine months of 2007 compared to the same period in 2006, decreased by $11.6 million to 19.3% of sales versus 22.0% of sales a year ago. Cost reduction actions initiated during 2006 and the first nine months of 2007 account for the majority of the year over year reduction in expenses for the nine month period. These actions include the elimination of the Racine administrative facility and the assumption of these responsibilities by New Haven corporate office personnel, a reduction in the number of branch locations and other headcount and expense reductions. Expense levels in the first nine months of 2007 were also lowered by $0.7 million for the recording of a gain on the sale of a building vacated as a result of the branch consolidation actions and by $0.4 million for the reversal of a vendor payable recorded at the time of the Modine Aftermarket merger, which was no longer required.

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

In the first nine months of 2007, the Company reported restructuring costs of $3.2 million primarily associated with the closure of 11 branch locations and operating support headcount reductions in the United States and production headcount reductions at the Company’s two Mexican facilities. The Company anticipates that 2007 restructuring costs will be between $5 million and $7 million, including approximately $0.5 million to $0.7 million associated with the closure of 36 branch locations, which actions will occur during the fourth quarter. During the first nine months of 2006, the Company reported $1.5 million of restructuring costs. These costs were associated with the completion of the relocation of Nuevo Laredo copper/brass radiator production to Mexico City, the relocation of a portion of the air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo Laredo, Mexico, workforce reductions at our MexPar manufacturing facility in Mexico City, Mexico associated with the conversion of radiator production from copper/brass construction to aluminum and changes in our go-to-market distribution strategy which has resulted in our decision to close some branch locations. These costs were attributable to one-time workforce related costs, facility consolidation costs and the write-down to net realizable value of fixed assets which have no future use and were part of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger.

Interest costs were $1.6 million above last year for the first nine months of 2007, due to $0.2 million of interest on unpaid dividends associated with the arbitration decision described in Note 8 of the attached Notes to Condensed Consolidated Financial Statements, higher average interest rates and higher average debt levels. Discounting fees for the first nine months of 2007 were $4.1 million, $0.3 million below the levels experienced in 2006, reflecting the lower level of collections through these programs. Average interest rates on our Domestic revolving credit and term loan facility were 8.54% in 2007 compared to 7.40% in 2006, while average debt levels were $66.3 million for the first nine months of 2007 compared to $55.8 million for the same period in 2006. The increase in average debt levels primarily reflects borrowings by the Company’s NRF subsidiary under its available credit facility along with increased borrowing levels as a result of the new Credit and Guaranty Agreement with Silver Point Finance. Year-over-year interest expense levels for the remainder of 2007 will be higher than the prior year comparable period as a result of increases in interest rates and average debt levels.

As described in Note 3 of the attached Notes to Condensed Consolidated Financial Statements, on July 19, 2007, the Company entered into a new Credit and Guaranty Agreement and utilized a majority of the proceeds to repay all indebtedness under the Company’s Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation. As a result of the Wachovia debt repayment, the Company recorded $0.9 million as debt extinguishment costs during the nine months ended September 30, 2007.

For the first nine months of 2007 and 2006, the effective tax rate included only a foreign provision, as the reversal of the Company’s U. S. deferred tax valuation allowances offset a majority of the state and any federal income tax provisions. The 2007 provision also included $0.1 million associated with the adjustment of the NRF deferred tax asset as a result of changes in statutory income tax rates.

Net loss for the nine months ended September 30, 2007 was $12.4 million or $0.89 per basic and diluted share, compared to a net loss of $2.8 million, or $0.18 per basic and diluted share for the same period a year ago.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2007, the Company used $10.6 million of cash for operating activities. Cash was utilized to fund operations and to lower liability levels. Seasonal swings in trade sales levels resulted in an increase in receivables from year-end of $11.9 million. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections. In addition, the increase in receivables is less than prior years due to the benefits realized from consolidating all collection efforts in the New Haven corporate office location. Accounts receivable levels at September 30, 2007 were $70.6 million compared to $74.2 million at September 30, 2006. Inventories at September 30, 2007 were $8.2 million lower than levels at the December 31, 2006 reflecting the Company’s efforts to add speed and supply flexibility to its business in order to better manage inventory levels, along with the Company’s ongoing inventory reduction efforts. At September 30, 2007 inventory levels were $111.2 million compared to $137.0 million at September 30, 2006, a $25.8 million reduction. Inventory levels at the end of 2007 are expected to be lower than at the end of 2006. Accounts payable during the first nine months of 2007 were increased by $0.9 million, as a result of the Company’s efforts to match cash outflows with collections.

During the first nine months of 2006, cash used in operating activities was $12.9 million. Accounts receivable levels increased by $17.8 million due to the seasonal nature of the Company’s sales cycle which peaks in the second and third quarters of the year. Inventory levels during the first nine months of 2006 increased by $16.0 million from the end of 2005 reflecting rising commodity costs in addition to an inventory build up to support seasonal sales demand. Accounts payable levels rose by $13.3 million primarily due to the growth in inventory levels.

Capital expenditures, net of sales and retirements, during the first nine months of 2007 were $1.0 million primarily for cost reduction activities. During the first nine months of 2006, the Company had $3.7 million of capital expenditures primarily for cost reduction activities and U.S. computer system upgrades to convert previously used Modine systems. The Company expects that capital expenditures for 2007 will be between $2.0 million and $3.0 million. Expenditures will primarily be for cost reduction activities.

Total debt at September 30, 2007 was $71.1 million, compared to $55.2 million at the end of 2006 and $62.5 million at September 30, 2006. The increase reflects borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility and borrowings under the new Silver Point credit facility to support working capital and operating requirements. At September 30, 2007, the Company had $17.2 million available for future borrowings under its Agreement with Silver Point.

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

The Agreement also has quarterly and annual covenants relating to leverage, capital expenditures, EBITDA, and a fixed charge coverage ratio. Certain financial covenants are tested on a consolidated basis as well as in respect of the Company’s domestic subsidiaries and a Mexican subsidiary and in respect of its European operations on a stand alone basis. At September 30, 2007, the Company was in violation of the consolidated senior leverage and NRF total debt covenants contained in the Agreement. The Company has obtained waivers for these violations.

The Agreement provides customary tax and other indemnities to the Lenders as well as a guaranty of all obligations of the Company and its subsidiaries that are parties to the credit documents, such guaranty provided jointly and severally by each domestic subsidiary of the Company. In July 2007, the Company also entered into a pledge and security agreement with one of its significant vendors, pursuant to which it pledged substantially all its assets to the vendor as security with respect to the Company’s outstanding payables to that vendor. The vendor’s security interest is subordinated to the security interest of the Lenders under the Agreement.

On January 3, 2007, the Company amended its then existing Loan and Security Agreement (the ‘‘Credit Facility’’) with Wachovia Capital Finance Corporation (New England) pursuant to a Sixteenth Amendment to the Loan and Security Agreement (the ‘‘Amendment’’). The Amendment, which was effective as of December 19, 2006, revised the inventory loan limit to reflect the Company’s continued progress in reducing its inventory levels. The Inventory Loan Limit was previously $43.0 million from December 1, 2006 through December 31, 2006 and $40.0 million from and after January 4, 2007. The revised limits were $43.0 million from December 19, 2006 through January 4, 2007, $42.8 million from January 5, 2007 through January 11, 2007, $42.5 million from January 12, 2007 through January 18, 2007, $42.3 million from January 19, 2007 through January 25, 2007, $42.0 million from January 25, 2007 through February 1, 2007, $41.8 million from February 2, 2007 through February 8, 2007,

$41.5 million from February 9, 2007 through February 15, 2007, $41.3 million from February 16, 2007 through February 22, 2007 and $41.0 million from and after February 23, 2007.

On January 19, 2007, the Company amended the Credit Facility pursuant to a Seventeenth Amendment to the Loan and Security Agreement (the ‘‘Seventeenth Amendment’’). The Seventeenth Amendment, which was effective as of January 19, 2007, reduced the amount of Minimum Excess Availability which the Company was required to maintain from $5.0 million to $2.5 million from and after January 19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation (New England) (the ‘‘Wachovia Agreement’’). The Wachovia Agreement amended and restated the Company’s then existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness was secured by substantially all of the assets of the Company, including its owned real property locations across the United States. The maturity date of the Term B loan was July 2009. Repayments of the Term B loan were to be in twenty-two consecutive monthly installments of $167 thousand commencing on October 1, 2007 with the remaining balance paid on July 21, 2009. The Wachovia Agreement reset certain financial covenants including (i) EBITDA for the Company for the twelve months ended December 31, 2006-($1.0 million); three months ended March 31, 2007-($1.0 million), adjusted for any inventory revaluation, but not less than ($2.6 million); six months ended June 30, 2007-$7.5 million; nine months ended September 30, 2007-$17.5 million and twelve months ended December 31, 2007-$20.0 million; (ii) capital expenditures in 2007 were capped at $8.0 million and (iii) the Fixed Charge Ratio was amended to .50 to 1.00 for the six months ended June 30, 2007; .85 to 1.00 for the nine months ended September 30, 2007, the twelve months ended December 31, 2007, and the twelve months ended March 31, 2008; .90 to 1.00 for the twelve months ended June 30, 2008; .95 to 1.00 for the twelve months ended September 30, 2008; and 1.00 to 1.00 for the twelve months ended December 31, 2008. The Wachovia Agreement also established minimum EBITDA for the Company’s NRF subsidiary, unless there was excess availability of $15.0 million, for the following twelve-month periods: December 31, 2006-$4.5 million; March 31, 2007-$4.9 million; June 30, 2007-$5.2 million; September 30, 2007-$5.2 million and December 31, 2007-$5.5 million. The Wachovia Agreement did not affect the amount of minimum excess availability that the Company was required to maintain. The Company was not in compliance with the EBITDA and fixed charge ratio covenants as of June 30, 2007; however, these were cured when the debt was paid in full during July 2007, as described above.

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

Management’s initiatives over the last two years, including cost reduction programs and securing additional debt financing in 2007 have been designed to improve operating results, enhance liquidity and to better position the Company for competition under current and future market conditions. However, the Company may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions. The Company’s liquidity is dependent on implementing cost reductions and sustaining revenues to achieve consistent profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

Critical Accounting Estimates

The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (‘‘Fin 48’’) ‘‘Accounting for Uncertainty in Income Taxes.’’ This interpretation was effective for fiscal years beginning after December 15, 2006, and results in financial statements reflecting the expected future tax consequences of uncertain tax positions. Adoption of this interpretation did not have a material impact on the Company’s results of operations for the three or nine months ended September 30, 2007.

The Pension Protection Act of 2006 (‘‘PPA’’) was signed by the President and enacted in August 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year 2008. While the Company is currently evaluating the impact that the PPA will have on future contributions, it is not expected to have a material impact.

On October 1, 2007, the Mexican government enacted a new tax law whose provisions in general become effective on January 1, 2008. Included in these provisions is a flat tax which replaces the current alternative asset tax. The Company is currently evaluating the impact this and other provisions will have on its Mexican income taxes.

Forward-Looking Statements and Cautionary Factors

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance or liquidity of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products and changes in interest rates. Such statements are based upon the current beliefs and expectations of Proliance’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used herein the terms ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘objective,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘project,’’ ‘‘will’’ and similar expressions identify forward-looking statements. Factors that could cause Proliance’s results to differ materially from those described in the forward-looking statements can be found in the 2006 Annual Report on Form 10-K of Proliance, the Quarterly Reports on Form 10-Q of Proliance, and Proliance’s other filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    EXHIBITS

10.1	First Amendment and Waiver to Credit Agreement with Silver Point Finance, LLC
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLIANCE INTERNATIONAL, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Charles E. Johnson
Charles E. Johnson President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2007	By:	/s/ Arlen F. Henock
Arlen F. Henock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)