Form 10-Q/A
period 2007-09-30
PROLIANCE INTERNATIONAL, INC.
filed 2007-11-15
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note:

This amendment is being filed solely to correct typographical errors with respect to the amounts reported as domestic and international intersegment sales for the three months ended September 30, 2007 in Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

The table below sets forth information about the reported segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net sales:
Domestic	$84,030	$92,890	$229,672	$253,470
International	31,303	27,844	80,013	70,710
Intersegment sales:
Domestic	1,113	1,081	3,149	3,482
International	4,701	7,884	13,618	21,519
Elimination of intersegment sales	(5,814)	(8,965)	(16,767)	(25,001)
Total net sales	$115,333	$120,734	$309,685	$324,180

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Operating income (loss):
Domestic	$7,804	$6,509	$10,532	$12,781
Restructuring charges	(1,492)	(263)	(2,727)	(849)
Domestic total	6,312	6,246	7,805	11,932
International	2,141	2,229	2,689	4,341
Restructuring charges	(372)	(574)	(465)	(642)
International total	1,769	1,655	2,224	3,699
Corporate expenses	(1,834)	(2,254)	(6,995)	(7,962)
Arbitration earn-out decision	—	—	(3,174)	—
Total operating income (loss)	$6,247	$5,647	$(140)	$7,669

An analysis of total net sales by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Automotive and light truck heat exchange products	$73,714	$73,109	$199,162	$196,791
Automotive and light truck temperature control products	17,234	23,770	44,019	58,733
Heavy duty heat exchange products	24,385	23,855	66,504	68,656
Total net sales	$115,333	$120,734	$309,685	$324,180

Note 11 — Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$9,273	$7,761
Income taxes	$1,175	$1,028

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

PROLIANCE INTERNATIONAL, INC. (Registrant)

Date: November 15, 2007	By:	/s/ Charles E. Johnson
Charles E. Johnson President and Chief Executive Officer (Principal Executive Officer)
Date: November 15, 2007	By:	/s/ Arlen F. Henock
Arlen F. Henock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)