Form 10-K
period 2007-12-31
PROLIANCE INTERNATIONAL, INC.
filed 2008-03-31
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Check one:   Large Accelerated filer    Accelerated filer    Non-Accelerated filer    Smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2007 was $46,900,204.

On March 1, 2008, there were 15,794,281 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PROLIANCE INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2007

ii

PART I

Item 1.    Business

Proliance International, Inc. (the ‘‘Company’’) designs, manufactures and markets radiators, radiator cores, heater cores and complete heaters, temperature control parts (including condensers, compressors, accumulators/driers and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, condensers, charge air coolers, oil coolers, marine coolers and other specialty heat exchangers primarily for the heavy duty aftermarket.

Origins of the Business

The Company’s origins date back to 1915 when a predecessor of the Company’s former G&O division commenced operations in New Haven, Connecticut, as a manufacturer of radiators for custom built automobiles, fire engines and original equipment manufacturers. Allen Telecom Inc. (‘‘Allen,’’ formerly The Allen Group Inc.) acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. In September 1995, Allen spun off the Company to Allen’s stockholders to form Transpro, Inc. The Company added replacement automotive air conditioning condensers to its aftermarket product line in August 1996 with the acquisition of substantially all of the assets of Rahn Industries. The Company added other replacement automotive air conditioning parts to its aftermarket product line with the acquisition of the outstanding stock of Evap, Inc., in August 1998. The Company added re-manufactured automotive air conditioning compressors to its aftermarket product line in February 1999 with the purchase of the outstanding stock of A/C Plus, Inc.

Management has looked to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. In December 2002, the Company acquired certain heater assets of Fedco Automotive Components Company (‘‘Fedco’’), based in Buffalo, New York. This acquisition strengthened the Company’s position in the complete heater market and provided the Company with a new major customer relationship, the capability to produce aluminum heaters in-house and the ability to maximize the benefits generated by its in-house production of copper/brass heater cores at its Nuevo Laredo, Mexico plant.

On March 1, 2005, the Company sold its Heavy Duty OEM business to Modine Manufacturing Company (‘‘Modine’’). The Heavy Duty OEM business manufactured and distributed heat exchangers to heavy duty truck and industrial and off-highway original equipment manufacturers. This transaction is described in Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

On July 22, 2005, following receipt of approval of the Company’s stockholders, the Company completed a merger transaction pursuant to which Modine Aftermarket Holdings, Inc. (‘‘Modine Aftermarket’’) merged into the Company (‘‘the merger’’). Modine Aftermarket was spun off from Modine immediately prior to the merger and held Modine’s aftermarket business. Upon effectiveness of the merger, the Company changed its name from Transpro, Inc. to Proliance International, Inc. (‘‘Proliance’’). In connection with the merger, the Company issued a total of 8,145,810 shares of its common stock to Modine shareholders, or 0.235681 shares for each outstanding Modine common share. Immediately after the effectiveness of the merger, prior Transpro, Inc. shareholders owned 48% of the combined company on a fully diluted basis, while Modine shareholders owned the remaining 52%. For accounting purposes, Proliance was the acquirer. As a result of the merger, the Company is predominantly a supplier of heating and cooling components and systems to the automotive and heavy duty aftermarkets in North and Central America and Europe. This transaction is described in Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Current Structure

Subsequent to the sale of the Heavy Duty OEM business and the merger with Modine Aftermarket in 2005, the Company was reorganized into two reporting segments, based upon the geographic area served – Domestic and International. The Domestic segment supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment supplies heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America. Each product group within the Domestic segment constitutes an operating segment and have been aggregated for purposes of reporting business segment information.

Markets

The automotive and heavy truck parts industries target two distinct markets, the aftermarket and the original equipment manufacturer (‘‘OEM’’) market. The products and services used to maintain and repair automobiles, vans, light trucks, heavy trucks and other industrial and marine applications, as well as accessories not supplied with these products when manufactured, form the respective automotive and light truck and heavy duty aftermarkets. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans, light trucks, heavy trucks and other heavy equipment form the automotive and heavy duty OEM markets. Following the sale of Proliance’s Heavy Duty OEM business unit in March 2005, the Company sells its products and services predominantly to the automotive and light truck and heavy duty aftermarkets.

The Company, through its NRF subsidiary in Europe, supplies specialty coolers for OEM marine applications. These products are primarily used on inland and smaller sea-going vessels such as tugs, ferries, barges and service vessels and are considered part of the Company’s heavy duty aftermarket product offering.

Principal Products and Services

The Company designs, manufactures and markets radiators, radiator cores, heater cores and complete heaters, temperature control parts (including condensers, compressors, accumulators/driers and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, condensers, oil coolers, marine coolers and other specialty heat exchangers primarily for the heavy duty aftermarket.

Trade sales by the Company’s product lines for the three years ended December 31 are as follows:

	2007	2006	2005
	(in thousands)
Automotive and light truck heat exchange products	$257,358	$264,703	$205,800
Automotive and light truck temperature control products	46,796	63,832	41,636
Heavy duty heat exchange products	89,788	87,560	49,402
Trade sales	$393,942	$416,095	$296,838

A description of the particular products offered by the Company in its targeted markets is set forth below.

Automotive and Light Truck Heat Exchange Products

The Company provides one of the most extensive product ranges of high-quality radiators, radiator cores and heater cores to the automotive and light truck aftermarket.

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

Complete Radiators.    The Company’s domestic segment line of complete radiators for automobile and light truck applications consists of more than 1,075 models, which are able to service approximately 95% of the automobiles and light trucks in the United States. The Company has established itself as an industry leader with its well-recognized line of Ready-Rad® radiators. The Ready Rad® Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels. The HBX® Line supplements the Ready Rad® Plus Line by offering superior heat transfer performance and structural durability for selected high performance applications. Complete radiators are constructed of both copper/brass and aluminum with plastic tanks. Complete radiators are also sold throughout Europe under the NRF™ brand and in Mexico and Central America through the Company’s MexPar subsidiary.

Radiator Cores.    A radiator core is the largest and most expensive component of a complete radiator. The Company’s Ready-Core® line consists of over 1,700 models of radiator cores for automobiles and light trucks in the United States and Canada. Given the wide range of cores required by today’s automobile and truck fleet, there are many times when a specific core is not readily available. In these cases, the Company can produce a new core, on demand, within several hours and provide same day or next day service to virtually the entire United States and Canada using its nine strategically positioned regional manufacturing plant locations. The Company also utilizes its regional plant locations in Europe and Mexico to provide the same service into these markets.

Heater Cores.    A heater core is part of a vehicle’s heater system through which heated coolant from the engine cooling system flows. The warm air generated as the liquid flows through the heater core is then propelled into the vehicle’s passenger compartment by a fan. The Company supplies more than 490 different heater core models for domestic and foreign cars and light trucks, which are able to service requirements of more than 95% of the automobiles and light trucks on the road today in the United States and Canada. Heater cores are offered using both copper/brass and aluminum construction. The Company’s Ready-Aire® line of heater cores is recognized as an industry leader in the United States and its models utilize both cellular and tubular technology. Heaters are sold in North America and on a limited basis throughout Europe.

Automotive and Light Truck Temperature Control Products

While the Company’s automotive and light truck temperature control products are sold primarily in the domestic segment, demand for these products in Europe has been increasing over the last several years. Temperature control products in the domestic segment are marketed under the Ready-Aire* and Air Pro Quality Parts® brands and in Europe under the NRF™ or original equipment manufacturer brands.

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

Air Conditioning Condensers.    The air conditioning condenser is a component of a vehicle’s air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. More than 530 condenser part numbers are currently cataloged and distributed in the domestic segment and the Company also offers condenser parts in Europe.

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

Air Conditioning Evaporators.    An air conditioning evaporator is designed to remove heat from the passenger compartment. The evaporator is generally located under the dashboard or adjacent to the firewall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways. Warm air is forced from the passenger compartment over the evaporator which cools the air for the vehicle cabin. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated. The Company offers over 700 evaporator models to the domestic aftermarket and also distributes evaporators in Europe.

Air Conditioning Parts and Supplies.    The Company sells an extensive line of other air conditioning parts and supplies. These other component parts include hose and tube assemblies, blowers and fan clutches.

Heavy Duty Heat Exchange Products

The Company designs, manufactures and markets complete radiators, radiator cores and charge air coolers to customers in the heavy duty aftermarket. Some products are custom designed and produced to support a variety of unique engine cooling configurations for heavy-duty trucks, buses, specialty equipment, industrial and marine applications such as agricultural, construction and military vehicles, oil rigs, stationary power generation equipment and inland sea-going vessels.

Complete Radiators.    The Company custom designs, manufactures and sells a wide range of heavy duty radiator models to meet customer specifications. Some of the Company’s radiators are sold under the widely-recognized Ultra-Fused® brand name and the Beta Weld® brand name, utilizing welded tube-to-header core construction and are expressly engineered to meet customer specifications and withstand a variety of demanding customer applications. The Company offers a line of more than 227 models of complete truck radiators designed for the domestic over-the-road market. In addition, the Company has a line of tractor radiators which are designed to meet the needs of customers marketing to the domestic agricultural/farm market. The line has over 49 models and covers popular tractor models. Domestically, radiators are sold under the Truck Tough® and Tractor Tough® brands. The Company also sells complete heavy duty radiators in Europe, Mexico and Central America.

Radiator Cores.    Heavy truck and industrial radiator cores are constructed of extremely durable components in order to meet the demands of the heavy duty commercial marketplace. The Company domestically offers approximately 8,500 models of heavy duty radiator cores to serve many different needs in a variety of markets. In addition, the Company produces ‘‘special order’’ radiator cores upon request from customers. A heavy truck or industrial radiator core is normally much larger than an automotive core and typically sells for three to four times the price of an automotive core. The Company also sells heavy duty radiator cores in Europe, Mexico and in Central America.

Charge Air Coolers.    The Company offers its heavy duty customers a wide range of custom-designed charge air cooler models. A charge air cooler is a heat exchanger that is used to lower the temperature of air from a turbocharger that will be used in the engine combustion process, thus improving engine operating efficiency and lowering emissions. The Company believes that the demand for charge air coolers will continue to increase as the Company’s customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. The Company has received four U.S. patents and numerous foreign patents relating to its proprietary Ultra-Seal® grommeted charge air cooler. This product offers significant improvements in performance and exceeds current industry guidelines for durability. The current line of complete charge air coolers for the domestic aftermarket has over 135 models available for sale. A line of charge air coolers is also distributed throughout Europe.

Marine Products.    The Company’s NRF subsidiary in Europe manufactures and distributes specialty coolers for OEM marine installation.

Financial Information About Industry Segments, Export Sales and Domestic and Foreign Operations

The Company operates in two business segments, Domestic and International, in line with the geographic areas served. Applicable segment, product line and foreign operation information appears in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. Export sales from North America were below 10% of net trade sales in the years ended December 31, 2007, 2006 and 2005.

Customers

The Company sells its products and services domestically to a wide variety and large number of industrial and commercial customers. The Company sells its automotive and light truck products to national retailers of aftermarket automotive products (such as AutoZone, Advance Auto Parts, Pep Boys, CSK and O’Reilly), warehouse distributors, radiator shops, hard parts jobbers (including Carquest, Aftermarket AutoParts Alliance and NAPA, the Automotive Parts Group of Genuine Parts Company) and other manufacturers. The Company also sells to commercial customers through its branch and agency locations located in the United States. In addition, the Company supplies heavy duty heat exchange products to the heavy truck and industrial equipment aftermarkets.

In Europe, Central America and Mexico, the Company services its customer base through sales from its branch and manufacturing locations.

The Company’s largest customer is AutoZone, which accounted for approximately 10%, 13% and 17% of consolidated net sales for 2007, 2006 and 2005, respectively. In addition, Advance Auto Parts accounted for approximately 9%, 8% and 13% of consolidated net sales for 2007, 2006 and 2005 respectively. No other customer individually represented more than 10% of net trade sales in any of the years reported. The loss of one of the major automotive and light truck aftermarket customers indicated above or others could have a material adverse effect on the Company’s results of operations.

Sales and Marketing

The Company maintains an in-house sales and marketing department to serve its domestic markets. By focusing its sales effort at the customer level, the Company enables its sales staff to develop a thorough understanding of technical and production capabilities and the overall market in which each customer operates. At December 31, 2007, the Company had approximately 200 individuals involved in sales and marketing efforts in the United States and Canada, which included 180 employees associated with operating our branch operations. The Company also utilizes independent manufacturers’ sales representatives to aid in its outside sales efforts in certain domestic aftermarket channels.

A majority of the Company’s domestic heat exchange sales are distributed out of our warehouse located in Southaven, Mississippi, while temperature control products are distributed from our warehouse in Arlington, Texas. The Company also had 39 branch and plant locations and 7 agency sales locations in the United States as of December 31, 2007 through which it serves domestic customers. These branch and agency locations stock products, take orders from local customers, generally over the telephone or by fax, and supply product to those customers through local deliveries. The Company reduced the number of branch and agency locations from 94 at December 31, 2006 to 46 at December 31, 2007 as part of its branch realignment process which was announced in September 2006. This process includes the relocation, consolidation or closure of branch locations and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. These actions are designed to streamline the Company’s go-to-market approach and improve its market position and business performance while at the same time allowing it to continue serving the customers in those markets. In January 2008, the Company announced that it was reducing the number of branch locations by an additional nine, and signing a supply agreement with a distribution partner to service customers in the areas impacted by these branch closures. One additional branch was closed during the first quarter of 2008 lowering the number of locations to 36.

In Europe there are 12 locations through which the Company’s 54 sales and marketing personnel stock product, take orders from customers and distribute product to customers. The main European warehouse is located in Mill, The Netherlands. In Mexico and Central America, there are five locations through which orders are taken from customers and product is shipped to customers. The main warehouse serving the Mexican and Central American marketplace is located in Mexico City, Mexico.

Competition

The Company faces significant competition within each of the markets in which it operates. In its domestic automotive and light truck heat exchange product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. The Company competes with the national producers of heat transfer products, internal operations of the OEMs, offshore suppliers and, to a lesser extent, local and regional manufacturers. In recent years, the domestic heat exchange market has experienced a significant increase in competitive pricing pressure, a changing customer base resulting in fewer but larger customers, improved original equipment manufacturer quality and an increase in imports from China and other Asian countries. The Company’s primary competition in the temperature control aftermarket includes Four Seasons, a division of Standard Motor Products Inc., international and offshore suppliers and numerous regional operators. The domestic temperature control market has been influenced in recent years by excess customer inventory, an increase in imports, technology changes, improved original equipment manufacturer quality and a shift in product demand from remanufactured to new compressors. The Company’s principal methods of competition in the domestic markets are by emphasizing its product design, performance and reliability, breadth of product coverage, customer service, product availability and timely delivery.

The primary competitors in the domestic heavy duty aftermarket are regional manufacturers and offshore suppliers.

In Europe, Mexico and Central America, the Company faces competition from affiliates of the major automotive OEM’s and from automotive aftermarket parts manufacturers located in the individual countries.

Intellectual Property

The Company owns 35 foreign and U.S. patents and trademarks. The patents expire on various dates from 2009 to 2030. In addition, approximately 44 U.S. and foreign patents are pending. In general, the Company’s patents cover certain of its radiator, heater, charge air cooler and air conditioning products, methods and manufacturing processes. The Company has entered into licensing and other agreements with respect to certain patents, trademarks and manufacturing processes it uses in the operation of its business. In conjunction with the merger, the Company entered into a License Agreement with Modine under which the Company obtained the right to utilize certain patents and trademarks, owned by Modine, in the conduct of the Aftermarket business. The Company believes that it owns or has rights to all patents and other technology necessary for the operation of its business. The Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole.

Manufacturing

The Company has centralized the manufacturing of product for the domestic automotive and light truck marketplace. Production of automotive and light truck copper/brass radiators is performed at the Company’s Mexpar Mexico City location. Aluminum radiators, copper/brass and aluminum heaters and air conditioning parts are now produced at the Company’s facility in Nuevo Laredo, Mexico. In addition, there are currently nine regional plant facilities which produce heat exchange product for the domestic heavy duty aftermarket.

In Europe, the main radiator manufacturing facility is located in Mill, The Netherlands. There are also three regional manufacturing facilities in Spain, England and France.

In addition to the copper/brass radiator manufacturing plant located in Mexico City, the Company also has four smaller regional manufacturing facilities in Mexico and El Salvador.

Raw Materials and Suppliers

The principal raw materials used by the Company in its Automotive and Light Truck and Heavy Duty product lines are copper, brass and aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources through supply agreements with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies. Luvata, a Swedish corporation, supplied the Company with approximately 100% of its copper and brass requirements in 2007, 2006 and 2005, while the Company sourced most of its aluminum needs from Alcoa Inc., a U.S. corporation, and Sapa Heat Transfer, a Swedish corporation, during the same periods. The Company has not experienced any significant supply problems with respect to these commodities and does not anticipate any significant supply problems in the foreseeable future.

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

Backlog

The automotive and light truck and heavy duty aftermarkets typically operate on a short lead time order basis. As such, backlog is not material and is not indicative of future overall sales levels.

Seasonality

The Company typically experiences stronger second and third calendar quarters and weaker first and fourth calendar quarters due to the seasonal, weather related fluctuations in sales volumes. Higher sales are reported during the spring and summer months, as the demand for replacement radiators and temperature control parts and supplies in the automotive and light truck aftermarket increases, while lower sales levels are reported during the fall and winter months when only heater core products are in significant demand. Demand for the Company’s heavy duty product offering does not fluctuate significantly during the year due to the seasonality of the products.

Customer demand for heat exchange and temperature control products is also influenced by weather. Extremes in weather, hot and cold, along with prolonged periods of hot and cold weather increases the need for replacement parts.

In recent years, the Company has also seen a change in the seasonality of our customers’ buying habits. Previously, customers would purchase product from vendors prior to a selling season based upon their estimated requirements. Now customers purchase product in smaller quantities closer to the selling seasons, thus requiring vendors to potentially carry more inventory or better manage their inventory in order to timely respond to customer demands. This has added to the challenges associated with servicing aftermarket customers.

The seasonality of our business results in significant operational challenges to our production and inventory control functions.

Research and Development

Research and development expenses were approximately $0.3 million, $0.4 million and $0.2 million in 2007, 2006 and 2005, respectively.

Employees

At December 31, 2007, the Company had 1,574 employees compared to 1,950 at December 31, 2006. The reduction reflects the elimination of administrative and manufacturing positions and changes in the Company’s branch operating structure during 2007 in order to lower operating costs. Of the employees at December 31, 2007, 888 were covered by collective bargaining agreements. The Company’s collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Of the Company’s unionized employees, 56% are employed at the Company’s Mexican plants and are represented by local Mexican labor unions, 41% are located in Europe, and the remainder are employed in the United States and represented by several different labor unions. The Company has successfully renegotiated collective bargaining agreements over the last several years and feels labor relations are good, although there can be no assurance that the Company will not experience work stoppages in the future.

Environmental Matters

As is the case with manufacturers of similar products, the Company uses certain hazardous substances in its operations, including solvents, lubricants, acids, paints and lead, and is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company announced that it had signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement, the Company will voluntarily initiate the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company believes there will not be a material adverse impact to its financial results due to the investigation and cleanup activities. The Company also believes it is reasonably possible that environmental related liabilities might exist with respect to other industrial sites formerly owned or occupied by the Company. Based upon information currently available, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operation or liquidity of the Company.

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

The Company faces short-term liquidity risks.

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the ‘‘Southaven Casualty Event’’). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company does have insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base (as such term is defined in the Credit Agreement). Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base (as such term is defined in the Credit Agreement) because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit Agreement with Silver Point Finance, LLC on March 12, 2008. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders have agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders have agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’ (as defined in the Credit Agreement) to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 21 of the Notes to Consolidated Financial Statements included herein), which was signed on March 26, 2008. The Company believes that it will be able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a plan which utilizes a combination of (i) operating results and working capital management; (ii) insurance proceeds; and (iii) additional debt or equity financings. The Company is working with its insurance company through the claims process and has already received a $10 million preliminary advance, which was used to reduce obligations under the Company’s credit facility. The Company’s insurance policy covers losses of property and from business interruption up to $80 million, which the Company believes, should provide more than sufficient coverage with respect to the damages arising from the Southaven Casualty Event. In addition, the Company has hired Jefferies & Company, Inc. to assist in obtaining new debt or equity capital. There can be no assurance that the Company will be able to obtain such additional funds from the plans noted above or that further Lender accommodations would be available, on acceptable terms or at all, if the Company fails to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008.

If the Company is unable to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008, the Company will be in violation of a covenant of the Credit Agreement and will be required to negotiate a waiver to cure the default. If the Company were unable to successfully resolve the default with the lender, the entire amount of any indebtedness under the Credit Agreement at that time could become due and payable, at the lender’s discretion. This results in uncertainties concerning the Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a result of the uncertainty concerning the Company’s ability to reduce the overadvance to zero by May 31, 2008, the auditors opinion for the year ended December 31, 2007 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern.

Our business is impacted by customer concentration.

The Company’s largest customers are AutoZone, which accounted for approximately 10%, 13% and 17% of consolidated net sales for 2007, 2006 and 2005, respectively and Advance Auto Parts, which accounted for approximately 9%, 8% and 13% of consolidated net sales for 2007, 2006 and 2005 respectively. The loss of one of the major retail customers indicated above could have a material adverse effect on the Company’s results of operations. In addition, if one or more of the Company’s major customers were to initiate bankruptcy or insolvency proceedings, it could render a material portion of the Company’s accounts receivable uncollectible or substantially impaired, which could have a material adverse effect on the Company’s financial condition.

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

The future liquidity and ordinary capital needs of the Company excluding the impact of the Southaven Casualty Event, described above, are expected to be met from a combination of cash flows from operations and borrowings under the loan agreement with its lenders. However, the Company’s future cash flow may be impacted by a number of factors, including changing market conditions, failure to meet financial covenants under its loan agreement, industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. Changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company’s results of operations and future liquidity. The Company currently utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of these lengthening customer payment terms. However, there can be no assurance that the Company’s customers will continue to make these programs available. In addition, the Company believes that the amount of borrowings available under its loan agreement would not be sufficient to meet the capital needs for major growth initiatives, such as significant acquisitions. If the Company were to implement major new growth initiatives, it would have to seek other sources or forms of capital. No assurance can be given that the Company would be successful in securing such additional sources or forms of capital.

We are subject to market risks regarding raw materials.

Most of the Company’s products require the use of copper, brass or aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors, the Company has chosen to concentrate its sources through supply agreements with a limited number of long-term suppliers. If a supply problem were to occur, it could have a material adverse effect on the Company’s financial condition. In addition, certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and aluminum markets are subject to changes based on availability and other factors outside the Company’s control. Copper, brass and aluminum prices have risen significantly in the past several years, and the Company has been generally unable to pass through price increases to its customers in the automotive and light truck aftermarket in order to offset these increases, except in certain markets. As a result, operating margins have been adversely impacted and the Company has had to look to other cost reduction actions in order to offset the commodity increases. Continued commodity price increases could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s interest expense is sensitive to changes in interest rates. At December 31, 2007, borrowings under the Company’s new Credit and Guaranty Agreement (the ‘‘Agreement’’) with Silver Point Finance, LLC. included $17.1 million of revolving credit borrowings at interest rates of 9.896% and 11.0% per annum and a term loan of $49.6 million at an interest rate of 10.125% per annum. As a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance to zero by May 31, 2008 (see Note 3 of the Notes to Consolidated Financial Statements), the outstanding term loan at December 31, 2007 in the amount of $49.6 million has been reclassified from long-term debt to short-term debt in the consolidated financial statements included in this Form 10-K. The Company may elect to borrow at a per annum Base Rate (as defined in the Agreement) plus 375 base points or a per annum LIBOR rate (as defined in the Agreement) plus 475 basis points. As a result of specific events of default, as defined in the Agreement, effective November 30, 2007, the Company is being charged an additional 2% default interest until the events of default are cured or waived. The Second Amendment to the Agreement (the ‘‘Second Amendment’’), signed on March 12, 2008, contained a waiver of the 2007 events of default resulting in the elimination of the default interest, as of the Second Amendment date. The Second Amendment also increased the interest rate the Company must pay on its outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Agreement, plus 8%, or (ii) 12%. Factors outside of the Company’s control cause changes in both the Eurodollar loan rate and the prime rate.

The Company has sales and manufacturing facilities in Europe and Mexico. As a result, changes in the foreign currency exchange rates and changes in the economic conditions in Europe and Mexico could favorably or unfavorably affect the Company’s financial results. Factors influencing both foreign currency exchange rates and general economic conditions are outside of the Company’s control.

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

Changes in the laws and regulations affecting public companies included in the Sarbanes-Oxley Act of 2002 have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firm. In order to comply with these new rules, we have internally added staff positions and hired consulting advisory firms to assist us in the process, and we also expect to use additional services of our outside legal counsel, all of which will increase our operating expenses. In particular, we have incurred additional administrative expenses as we implemented Section 404 of the

Sarbanes-Oxley Act, which requires management to report on the Company’s internal controls, and these expenses will rise further when our independent registered public accounting firm has to attest to our internal controls. For example, we have incurred significant expenses in connection with the implementation, documentation and testing of our existing control systems and possible establishment of new controls and systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company maintains its corporate headquarters in New Haven, Connecticut and conducts its operations through the following principal facilities:

Location	Approximate Square Footage	Owned/ Leased	Product Line and Use	Lease Expiration
Southaven, Mississippi(a)	520,000	Leased	Distribution and warehouse for heat exchange products	2010
Mill, The Netherlands	274,380	Owned	Office and manufacturing, distribution and warehouse for heat exchange products	—
Nuevo Laredo, Mexico	180,330	Leased	Manufacturing of heat exchange products	2012
Arlington, Texas	175,000	Leased	Manufacturing of remanufactured air conditioning compressors, air conditioning parts and supplies	2012
Mexico City, Mexico	129,120	Owned	Office and manufacturing, distribution and warehouse for heat exchange products	—
Granada, Spain	66,980	Leased	Manufacturing, distribution and warehouse for heat exchange products	2015
Laredo, Texas	60,000	Owned	Warehouse of heat exchange products, manufacturing of tubes for aftermarket radiators	—
Dallas, Texas	50,050	Leased	Manufacturing of heavy duty heat exchange products	2009
New Haven, Connecticut	44,000	Leased	Corporate headquarters and test facility	2009

(a)	On February 5, 2008, the Company’s Southaven, Mississippi distribution center sustained significant damage as a result of strong storms and tornadoes. The Company is utilizing a nearby 200,000 square foot warehouse as a temporary replacement. The Company has signed a lease for a nearby 390,000 square foot warehouse for occupancy on or about May 15, 2008.

Except for the damage to the Southaven facility noted above, the Company believes its property and equipment are in good condition and suitable for its needs. The Company has sufficient capacity to increase production with respect to its replacement radiator product lines and its air conditioning replacement parts business. Domestically, the Company maintains a nationwide network of 30 branch locations as of December 31, 2007, which generally enables the Company to provide its customers with same day delivery service. The Company also domestically serves the heavy duty aftermarket through nine regional manufacturing plants including Dallas which is included in the table above. A majority of these branch and plant facilities are leased and vary in size from 1,000 square feet to 50,000 square feet. Internationally, the Company maintains a network of owned and leased facilities to serve those local markets. Information about long-term lease commitments appears in Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

Executive Officers of the Registrant:

Name	Age	Served as Officer Since	Position or Office with the Company & Business Experience During Past Five-Year Period
Charles E. Johnson	62	March 2001	President, Chief Executive Officer and Director of Proliance International, Inc., since 2001; Chief Executive Officer and Director of Canadian General-Tower, Ltd., 1997 through 2001 and, from 1996 President and Director; President and Chief Operating Officer of Equion Corporation, 1993 through 1996.
Arlen F. Henock	51	June 2007	Executive Vice President and Chief Financial Officer of Proliance International, Inc. since June 2007; previously, President of Pitney Bowes Legal Solutions from 2005 to June 2007; Vice President of Finance of Pitney Bowes Global Enterprise Solutions from 2003 2005; and various executive positions with Pitney Bowes Inc. from 1980 to 2003.
Jeffrey L. Jackson	60	August 1995	Vice President, Human Resources and Process and Assistant Secretary of Proliance International, Inc. since July 2001; Vice President, Human Resources of Proliance International, Inc., 1995 to July 2001.
Chester L. Latin	58	October 2006	Vice President and Corporate Controller of Proliance International, Inc. since October 2006; formerly Director of Financial Controls of Proliance International, Inc., December 2004 to October 2006; Principal of C.L. Latin Consulting, a business planning and management consulting firm, from 2000 to 2004; Senior Vice President and Chief Financial Officer of FamilyMeds, Inc. from 1998 to 2000; previously a partner at Coopers & Lybrand.

Name	Age	Served as Officer Since	Position or Office with the Company & Business Experience During Past Five-Year Period
William J. Long III	54	August 2006	Executive Vice President of Proliance International, Inc. since August 2006; previously, Vice President of Marketing of Proliance International, Inc. from October 2005 to August 2006; Vice President of Marketing for the Indy Racing League from 2002 to 2005; various executive positions at Dana Corporation and Echlin, Inc. (which was acquired by Dana Corporation) from 1975-2002.
Richard A. Wisot	62	June 2001	Vice President, Treasurer and Secretary of Proliance International, Inc. since 2001; also served as Chief Financial Officer of Proliance International, Inc., 2001 through June 2007; Vice President, Treasurer and Chief Financial Officer of Ecoair Corp., 1997 through 2001; Vice President, Controller, Chief Accounting Officer of Echlin Inc., 1990 through 1996.

All officers are elected annually by the Board of Directors.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange. The number of beneficial holders of the Company’s common stock as of the close of business on March 1, 2008, was approximately 8,500. Information regarding per share market prices for the Company’s common stock is shown below for 2007 and 2006. Market prices are the daily high and low sales prices quoted on the American Stock Exchange (AMEX).

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$5.08	$3.85	$3.27	$3.25
Low	$3.75	$2.27	$1.91	$1.75

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market price of common stock:
High	$6.05	$5.85	$5.20	$4.79
Low	$4.85	$4.20	$4.09	$3.63

The Company discontinued its quarterly common stock cash dividend in September 2000. Under the provisions of the Company’s new Credit and Guaranty Agreement (the ‘‘Agreement’’) with Silver Point Finance, LLC, the Company may not pay common stock dividends or redeem common shares.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with ‘‘Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Item 8-Financial Statements and Supplementary Data.’’ The Company sold its Heavy Duty OEM business unit on March 1, 2005. The results of operations of this business prior to its sale date have been shown as income from discontinued operation in the consolidated financial statements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of operations data:
Net sales	$393,942	$416,095	$296,838	$218,433	$198,862
Gross margin(1)	82,979	91,833	49,408	43,858	34,464
Restructuring charges	4,117	3,129	3,854	—	1,490
Loss from continuing operations	(16,804)	(18,055)	(27,731)	(349)	(5,307)
Income from discontinued operation, net of tax	—	—	848	5,527	771
Gain on sale of discontinued operation, net of tax	—	—	3,899	—	—
Extraordinary item – negative goodwill	—	—	13,053	—	—
Net (loss) income	$(16,804)	$(18,055)	$(9,931)	$5,178	$(4,536)
Basic (loss) income per common share:
Continuing operations	$(1.18)	$(1.19)	$(2.59)	$(0.06)	$(0.76)
Discontinued operation	—	—	0.08	0.78	0.11
Gain on sale of discontinued operation	—	—	0.36	—	—
Extraordinary item – negative goodwill	—	—	1.22	—	—
Net (loss) income	$(1.18)	$(1.19)	$(0.93)	$0.72	$(0.65)
Diluted (loss) income per common share(2):
Continuing operations	$(1.18)	$(1.19)	$(2.59)	$(0.06)	$(0.76)
Discontinued operation	—	—	0.08	0.78	0.11
Gain on sale of discontinued operation	—	—	0.36	—	—
Extraordinary item – negative goodwill	—	—	1.22	—	—
Net (loss) income	$(1.18)	$(1.19)	$(0.93)	$0.72	$(0.65)
Balance sheet data(3):
Working capital(4)(5)	$34,727	$47,740	$68,504	$25,358	$23,028
Total assets	$208,893	$224,362	$217,339	$149,859	$157,178
Long-term debt(5)	$211	$1,657	$2,228	$120	$1,306
Total debt	$67,453	$55,202	$41,933	$44,024	$50,944
Stockholders’ equity	$63,026	$74,473	$87,249	$46,835	$43,620

(1)	Gross margin includes $0.4 million of restructuring charges in 2005.
(2)	For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, the weighted average number of shares of common stock outstanding used for basic earnings per share was also used in computing diluted earnings per share due to the anti-dilutive impact of common share equivalents on the loss per common share from continuing operations.
(3)	As of the end of each period.
(4)	Working capital represents the excess of current assets over current liabilities. Borrowings under the Revolving Credit facility are included in current liabilities.
(5)	As a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance to zero by May 31, 2008 (see Note 3 of the Notes to Consolidated Financial Statements), the outstanding term loan at December 31, 2007 in the amount of $49.6 million has been reclassified from long-term debt to short-term debt in the consolidated financial statements included in this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company designs, manufactures and markets radiators, radiator cores, heater cores and complete heaters, temperature control parts (including condensers, compressors, accumulators/driers and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, condensers, oil coolers, marine coolers and other specialty heat exchangers primarily for the heavy duty aftermarket.

Subsequent to the merger with Modine Aftermarket Holdings, Inc. on July 22, 2005, the Company was organized into two segments based upon the geographic area served – Domestic and International. The Domestic segment includes sales to customers located in the United States and Canada, while the International segment includes sales to customers located in Mexico, Europe and Central America. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes as well as cash flow from operations which reflects operating results and asset management.

In order to evaluate market trends and changes, management utilizes a variety of economic and industry data including miles driven by vehicles, average age of vehicles, gasoline usage and pricing and automotive and light truck vehicle population data. In addition, Class 7 and 8 truck production data and industrial and off-highway equipment production data are also utilized.

Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On February 1, 2005, the Company announced that it had signed definitive agreements, subject to customary closing conditions including shareholders’ approval, providing for the merger of Modine Aftermarket into the Company and Modine’s acquisition of the Company’s Heavy Duty OEM business unit. Note 6 of the Notes to Consolidated Financial Statements contained in this Form 10-K, describes the merger with the Aftermarket business of Modine which was completed on July 22, 2005. The transaction provided the Company with additional manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. The Company is now focused predominantly on supplying heating and cooling components and systems to the automotive and light truck and heavy duty aftermarkets in North and Central America and Europe. This transaction provided the Company with a stronger balance sheet with which to face the market challenges of the future. In conjunction with the merger, the Company’s name was changed from Transpro, Inc. to Proliance International, Inc. In addition, the Company undertook a $14 million restructuring program, which was completed in 2006. The savings from these programs have been offset by rising commodity costs, changes in market sales mix and continued competitive price pressure which have all adversely impacted gross margin. As a result, during 2006, the Company undertook additional restructuring actions to lower costs, which resulted in the expenditure of $3.1 million. These additional actions included product construction conversions from copper/brass to aluminum, the closure of the Racine administrative office and a realignment of the existing branch structure. In 2006, the Company also announced that it anticipated spending $2.0 million to $3.0 million on new restructuring programs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico.

In response to soft 2007 second quarter sales, and expectations of lower than expected results for the full year due to market conditions, on July 25, 2007, the Company announced that it was finalizing and acting upon a broad range of strategic actions to right size its operational and administrative structure going forward. These actions resulted in a reduction in the North American workforce and a streamlining of distribution and manufacturing facilities in North America. In addition, these restructuring charges included a number of immediate actions to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, which will further reduce branch operating costs while enhancing the Company’s capability to more efficiently service its local customers.

On October 2, 2007, the Company announced that it would be closing 36 branch locations and establishing supply agreements with distribution partners to service these customers. This resulted in a reduction of branch and agency locations to 47. These actions included the sale of selected assets at the branch locations during the fourth quarter of 2007. The Company further reduced the branch location count in December 2007 to 46 by the closure of an additional location. In January, 2008, the Company announced it would be closing an additional nine branch locations and signing supply agreements with distribution partners to service customers in the affected markets. Prior to the end of the first quarter of 2008, an additional branch was closed lowering the number of locations to 36. In taking these additional restructuring actions, management is attempting to position the Company for profitability in the future, not withstanding changes in market conditions.

As discussed in Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K, the Company completed the sale of its Heavy Duty OEM Business to Modine Manufacturing Company on March 1, 2005 for $17.0 million in cash. The gain from the sale of the business of $6.2 million before taxes of $2.3 million has been included in the operating results for the year ended December 31, 2005. Operating results of the Heavy Duty OEM business unit for periods prior to the sale are shown as a discontinued operation in the Consolidated Statement of Operations included herein. The proceeds from the sale were utilized to reduce borrowings under the Company’s then outstanding revolving credit and term loan agreement and fund operations.

Results of Operations

Comparison of Year Ended December 31, 2007 to 2006

For the year ended December 31, 2007, net sales of $393.9 million were $22.2 million or 5.3% below the $416.1 million of the prior year. Domestic sales were $286.6 million during 2007 compared to $321.3 million in the comparable period of 2006, a 10.8% decline. Within the domestic segment, lower sales of both heat exchange and temperature control products was driven by branch closures which occurred during the fourth quarter of 2006 and throughout 2007, customer efforts to lower inventory levels and soft market demand. The customer inventory actions and soft market demand was attributable to economic and weather conditions which lead to a soft and short selling season. The shift in customer mix due to lower sales through the Company’s branch locations, resulted in lower average selling prices for domestic products. The Company also continued to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. In the domestic temperature control product line, the sales decline from a year ago also reflected higher pre-season orders from several major customers during the first quarter of 2006, which did not occur in 2007. Domestic heavy duty product sales were lower than a year ago reflecting soft market conditions, particularly in the heavy truck marketplace. Domestic sales in 2008 will be impacted by the branch closures which have occurred during 2007, offset in part by the effect of supply agreements signed with other distribution partners. International segment sales of $107.3 million for the 2007 full year were $12.5 million or 13.1% above 2006, including $6.6 million resulting from year-over-year differences in exchange rates principally between the Euro and the U.S. dollar. The remaining improvement in international sales was caused by higher marine and heat exchange product sales in Europe during 2007. Worldwide automotive and light truck heat exchange sales of $257.3 million were $7.4 million or 2.8% lower than 2006, automotive and light truck temperature control sales of $46.8 million were $17.0 million or 26.7% below the prior year, and heavy duty product sales of $89.8 million were $2.2 million or 2.5% above sales in 2006. The automotive and light truck heat exchange and temperature control declines are largely driven by domestic declines described above while the heavy duty improvement reflects higher marine product sales in the international segment.

Gross margins, as a percentage of net sales, for 2007 were 21.1% compared with 22.1% in 2006. Gross margins continue to be adversely affected by the impact of higher commodity prices, competitive pricing pressure and the shift in customer mix of sales away from the branch locations, due to branch closures, and to our wholesale customer base. This change in mix towards wholesale customers results in a lower gross margin as a percentage of sales. While the gross margin percentage is lowered by branch closures, this effect is offset by reductions in operating expense levels. Margins in 2007 were also reduced by product mix changes in Europe. Copper and aluminum market costs reflected in gross margin during 2007 are approximately 31% and 14%, respectively, over their levels of a year ago. The conditions described above have more than offset the benefits realized from cost reduction actions implemented by the Company to lower manufacturing costs. During the fourth quarter of 2006, $1.8 million of unabsorbed overhead variances were included in cost of sales as a result of production cutbacks made at manufacturing facilities in order to lower inventory levels and reflect the shift of production from copper/brass to aluminum radiator construction. These production cutbacks did not recur in 2007. In addition, during the fourth quarter of 2006, the Company changed the way that it estimated the period over which capitalized product cost variances should be written off in order to have costs more closely match the turnover and sale of product. As a result of this change, $1.8 million of costs which would have been included in inventory at December 31, 2006, were included in cost of sales. While margin levels during 2008 are expected to benefit from the impacts of the cost reduction initiatives which have been taken; there can be no assurance that these will fully offset the impacts of potentially higher commodity costs, continued competitive pricing pressure, the effect of branch closures and changes in market conditions which may occur.

Selling, general and administrative expenses for 2007 compared to 2006, decreased by $17.8 million to 19.3% of sales versus 22.5% of sales a year ago. The reduction in expenses reflects lower administrative spending, as a result of cost reduction actions implemented during the fourth quarter of 2006 and during 2007, including the elimination of the Racine administrative office and the consolidation of these functions into the Company’s New Haven corporate office and other operating support headcount reductions. Branch spending expenses for 2007 were lower than those incurred a year ago due to the impact of the program initiated during the third quarter of 2006 to better align the Company’s go-to-market strategy with customer needs. This program, which includes the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, has resulted in a reduction in the number of branch and agency locations from 123 at the beginning of 2006 to 46 at December 31, 2007. Expense levels during 2007 were also lowered by $0.7 million for the recording of a gain on the sale of a building vacated as a result of the branch consolidation actions and by $0.4 million as a result of the reversal of a vendor payable, recorded at the time of the Modine Aftermarket merger, which was no longer required. The Company anticipates additional year-over-year branch expense reductions during 2008, as a result of cost reduction initiatives which have already been taken, including the closure of thirty-seven branch locations which occurred in the fourth quarter of 2007 and the closure of ten additional branches in the first quarter of 2008.

During the second quarter of 2007, as described in Note 13 of the Notes to Consolidated Financial Statements, the Company received an arbitration decision regarding an earn-out calculation associated with the acquisition of EVAP, Inc. in 1998. As a result of the arbitrator’s decision, the Company recorded in the second quarter of 2007, a non-cash charge of $3.2 million, which amount resulted from an increase in the liquidation preference of the Company’s Series B Preferred Stock.

In 2007, the Company reported restructuring costs of $4.1 million primarily associated with the closure of 48 branch locations, operating support headcount reductions in the United States and production headcount reductions at the Company’s two Mexican facilities. The branch closures are part of the previously announced program to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, in order to further reduce branch operating costs while enhancing the Company’s capability to more efficiently service its local customers, while the headcount reductions were part of the strategic actions announced on July 25, 2007. In response to soft 2007 second quarter sales and expectations of lower-than-expected results for the full year, due to market conditions, the Company indicated that it was finalizing and acting upon a broad range of strategic actions to right size its operational and administrative structure going forward. Salaried headcount in the U.S. was reduced by approximately 200 during 2007 and total headcount at the Company’s manufacturing locations in Mexico was reduced by approximately 100. Restructuring costs in 2007 also include workforce related costs and facility closure costs associated with the closure of branch locations. Benefits to be realized from these restructuring actions are expected to exceed the costs incurred. During 2006, the Company reported $3.1 million of restructuring costs. These costs were associated with the completion of the relocation of Nuevo Laredo copper/brass radiator production to Mexico City, the relocation of a portion of the air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo

Laredo, Mexico, workforce reductions at our MexPar manufacturing facility in Mexico City, Mexico associated with the conversion of radiator production from copper/brass construction to aluminum, the closure of the Racine office and changes in our go-to-market distribution strategy which has resulted in our decision to close some branch locations. These costs were attributable to one-time workforce related costs, facility consolidation costs and the write-down to net realizable value of fixed assets which have no future use and were part of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger.

Interest expense of $13.8 million in 2007 was $2.6 million above levels in 2006 reflecting a combination of higher average interest rates and higher average debt levels. Average interest rates on the Company’s domestic revolving credit and term loan borrowings were 8.94% in 2007 compared to 7.40% last year. Higher interest rates in 2007 reflect the impact of the Company’s new Credit and Guaranty Agreement, as described in Note 9 of the attached Notes to Consolidated Financial Statements. Average debt levels were $67.6 million in 2007, compared to $56.9 million last year. The increase in average debt levels primarily reflects borrowings by the Company’s NRF subsidiary under its available credit facility during the year along with increased borrowing levels as a result of the new Credit and Guaranty Agreement. Discounting expense, associated with the Company’s participation in customer-sponsored vendor payment programs, was $5.2 million in 2007, compared to $5.8 million in 2006, mainly reflecting a decline in the level of customer receivable collections utilizing these programs. Interest expense in 2007 also included $0.3 million from the settlement of interest charges related to inventory purchases and $0.2 million of interest on unpaid dividends associated with the arbitration decision described in Note 13 of the attached Notes to Consolidated Financial Statements. Amortization of deferred debt costs in 2007 is higher than a year ago due to costs associated with the Silver Point debt financing. As a result of specific events of default, as defined in the Credit and Guaranty Agreement, effective November 30, 2007, the Company is being charged an additional 2% default interest until the date all events of default are cured or waived. Results for the year ended December 31, 2007 included $0.1 million of default interest. The Second Amendment to the Agreement (the ‘‘Second Amendment’’), signed on March 12, 2008, contained a waiver of the 2007 events of default resulting in the elimination of the default interest, as of the Amendment date. The Second Amendment also increased the interest rate the Company must pay on its outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Agreement, plus 8%, or (ii) 12%. Interest expense in 2006 was lowered by $0.2 million of interest income associated with the settlement of litigation. Interest expense levels entering 2008 will be impacted by debt levels and interest rates higher than they were a year ago.

As described in Note 9 of the attached Notes to Consolidated Financial Statements, on July 19, 2007, the Company entered into a new Credit and Guaranty Agreement and utilized a majority of the proceeds to repay all indebtedness under the Company’s Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation. As a result of the Wachovia debt repayment, the Company recorded $0.9 million as debt extinguishment costs during the year ended December 31, 2007. This reflected the write-off of a portion of the deferred debt costs associated with the Wachovia Agreement which had been capitalized and were being amortized over the life of the Wachovia Agreement. The remaining portion of the Wachovia Agreement deferred debt costs ($1.0 million) will be amortized over the life of the new credit facility, as Wachovia is a participant.

In 2007 and 2006, the effective tax rate included only a foreign provision, as the reversal of the Company’s U.S. deferred tax valuation allowances offset a majority of the state and any federal income tax provisions. The 2007 provision also included $0.1 million associated with the adjustment of the NRF deferred tax asset as a result of changes in statutory income tax rates.

The net loss for 2007 was $16.8 million or $1.18 per basic and diluted share, compared to a net loss of $18.1 million or $1.19 per basic and diluted share for the same period a year ago.

Comparison of Year Ended December 31, 2006 to 2005

Net sales for the year ended December 31, 2006 of $416.1 million were $119.3 million or 40.2% above the $296.8 million in 2005. The 2006 results include sales by businesses acquired from Modine for the entire year, while 2005 results include them only from the date of acquisition, July 22, 2005. In addition, the 2005 results were impacted because the Company reports the European business acquired from Modine on a one-month lag, resulting in one less month of sales. Domestic segment sales in 2006 were $321.3 million compared to $265.2 million in 2005. While Domestic heat exchange sales reflected higher than normal pre-season orders in the first quarter, unit volume through the first nine months of the year was impacted by high fuel costs, which negatively impacted consumer driving activity which in turn impacted overall product demand during this period. During the fourth quarter of 2006, gas prices declined and driving activity increased, however for the full year of 2006, miles driven was again essentially flat with 2005, which had also been flat with 2004. In addition, the Company continued to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. Despite this pressure, the Company has taken pricing actions, to the extent that the markets allow, in an effort to offset rising commodity costs. The Domestic marketplace is also experiencing a change in that more sales are being directed towards wholesale customers. As a result of this shift in customer mix, the Company experienced lower sales through its branch locations, which translated into lower average selling prices for its domestic heat exchange products. While domestic temperature control sales benefited from higher pre-season orders from several of our major customers during the first quarter of 2006, this was offset by a shorter than typical summer temperature control parts selling season due to milder weather conditions. Temperature control unit volume has also been adversely influenced by the impacts of high fuel costs and local competition. Domestic heavy duty product sales benefited from the impact of new product introductions, increased unit volume caused by the strength of markets served by this business, along with an ability to pass along to customers a portion of the impact of rising commodity costs. International segment sales in 2006 were $94.8 million compared to $31.6 million in 2005. This increase reflects sales generated from the businesses in Europe, Mexico and Central America, which were acquired in the Modine Aftermarket merger, for the entire year. International segment sales benefited from new product introductions, pricing actions to offset rising commodity costs, and a stronger marketplace in most countries served. The impact of a weaker U.S. dollar compared to the Euro in 2006 compared to 2005 also resulted in higher international sales. Worldwide automotive and light truck heat exchange sales were $264.7 million in 2006 compared to $205.8 million in 2005, a 28.6% increase; while worldwide automotive and light truck temperature control sales were $63.8 million in 2006 compared to $41.6 million in 2005, a 53.3% increase and worldwide heavy duty sales were $87.6 million in 2006 compared to $49.4 million in 2005, a 77.2% increase. These sales increases reflect the impact of the Modine Aftermarket merger and the Domestic and International segment market conditions discussed above.

Gross margin, as a percentage of net sales, was 22.1% in 2006 versus 16.6% in 2005. The improvement reflects lower product costs due to the benefits of purchasing and manufacturing cost savings initiatives and headcount reductions executed by the Company during 2006 and 2005 in conjunction with the Modine Aftermarket merger. The Company continued to experience high commodity prices and competitive pricing pressure, which have offset some of the cost savings benefits. Copper costs rose almost 75% compared to 2005, and the cost of aluminum increased almost 25% in the same period requiring the Company to initiate actions to offset the impacts of these rising costs. These actions included customer pricing actions wherever possible, a shift in product construction from copper/brass to aluminum along with other cost reduction initiatives. Margins in 2006 benefited from the incremental level of branch sales for the full year, added as a result of the Modine merger, which are at higher margins, but are offset by higher levels of branch operating expenses. However, in the second half of 2006, the Company began to experience a shift in the customer mix of sales, away from the branch locations and to our wholesale customer base, which generate a lower gross margin as a percentage of sales. During the fourth quarter of 2006, the Company changed the way that it estimated the period over which capitalized product cost variances should be written off in order to have costs more closely match the turnover and sale of product. As a result of this change $1.8 million of costs which would have been included in inventory at December 31, 2006, were included in cost of sales. As a result of production cutbacks made at manufacturing facilities during the fourth quarter of 2006 in order to lower inventory levels and reflect the shift of production from copper/brass to aluminum radiator construction, $1.8 million of unabsorbed overhead variances were included in cost of sales. Gross margins in 2005 were adversely impacted by the write-off of $3.4 million of unabsorbed overhead generated by production cutbacks at the Company’s facility in Nuevo Laredo, Mexico in order to reduce inventory levels. In addition, the 2005 gross margin was lowered by a $2.5 million write-off of the fair market value adjustment of inventory, which was recorded as part of the purchase accounting entry, with respect to the Modine Aftermarket merger. Gross margin in 2005 was also reduced by $0.4 million as a result of restructuring costs associated with the write down of inventory to net realizable value, and by the higher cost inventory acquired in the merger.

Selling, general and administrative expenses increased as a percentage of net sales to 22.5% in 2006 from 22.3% in 2005. The increase primarily reflected expenses associated with the addition of the Modine Aftermarket branch outlets, for the full year, which represent a higher percentage of sales than the Company’s pre-merger historical levels. In addition, the Company experienced approximately $0.8 million of higher freight costs caused by the rising price of fuel, and approximately $0.3 million of integration costs primarily associated with conversion of U.S. computer systems which efforts were essentially completed in the second quarter of 2006. During the fourth quarter of 2006, the Company settled litigation with the former controller of its Nuevo Laredo, Mexico facility resulting in a recovery of $0.5 million. Expense levels in 2006 also benefited from cost reduction actions implemented subsequent to the Modine Aftermarket merger. The remainder of the $27.5 million increase in selling, general and administrative expenses over 2005 levels is attributable to the higher sales levels generated by the Modine Aftermarket merger. During 2005 expenses included $1.5 million attributable to IT, communication and other costs associated with the integration of two businesses as a result of the merger and costs associated with the Company’s name change, offset in part by a $0.8 million gain on the sale of surplus assets acquired in the merger.

During 2006, the Company reported $3.1 million of restructuring costs. These costs were associated with the completion of the relocation of the Nuevo Laredo copper/brass radiator production to Mexico City, the relocation of a portion of the air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo Laredo, Mexico, workforce reductions at our MexPar manufacturing facility in Mexico City, Mexico associated with the conversion of radiator production from copper/brass construction to aluminum, the closure of the Racine administrative office and changes in our go-to-market distribution strategy, which has resulted in our decision to close some branch locations and open several new locations. These costs were attributable to one-time workforce related costs, facility consolidation costs and the write-down to net realizable value of fixed assets which have no future use. These activities were extensions of the restructuring program, which the Company announced in 2005 in conjunction with the Modine Aftermarket merger. Restructuring charges of $3.9 million in 2005 represent costs associated with the closure of two warehousing locations and a return goods facility in Memphis, Tennessee, in conjunction with the opening of a new distribution facility in Southaven, Mississippi, which was announced in the first quarter of 2005, along with the closure of the Company’s aluminum heater manufacturing facility in Buffalo, New York and the relocation of these activities to an existing facility in Nuevo Laredo, Mexico, which was announced in the second quarter of 2005. In addition, it reflects actions under the restructuring program initiated in conjunction with the merger, which are associated with existing Proliance facilities. This includes the closure of plant and branch locations, the closure of a tube mill operation in New Haven, Connecticut and the relocation of copper/brass production from our Nuevo Laredo facility to our Mexico City facility. Costs associated with the restructuring of Modine facilities were recorded as accrued liabilities on the acquisition balance sheet.

Interest expense in 2006 was $11.2 million, $3.3 million above levels in 2005 due to the impact of higher discounting charges from the Company’s participation in customer-sponsored vendor payment programs along with higher average interest rates and average debt levels. Discounting expense was $5.8 million in 2006, compared to $4.0 million in the same period of 2005, reflecting higher levels of customer receivables being collected utilizing these programs, additional customers offering these programs and rising discount rates, which fluctuate in conjunction with the prime interest rate. Average interest rates on the Company’s revolving credit and term loan borrowings were 7.40% in 2006, compared to 5.85% in 2005. Average debt levels were $56.9 million in 2006, compared to

$48.3 million in 2005. Interest expense in 2006 was lowered by $0.2 million of interest income associated with the settlement of litigation. Interest income in 2005 was not significant.

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

The net loss in 2006 was $18.1 million or $1.19 per basic and diluted share, compared to a net loss of $9.9 million, or $0.93 per basic and diluted share in 2005.

Financial Condition, Liquidity and Capital Resources

The Company used $5.5 million of cash for operating activities during 2007. Cash was utilized to fund operations and to lower liability levels. Trade accounts receivable rose by $2.6 million due to the timing of receipts from several major U.S. customers. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections. Inventories declined by $14.4 million reflecting the Company’s ongoing inventory reduction efforts. During 2007, the Company took additional steps to right-size its North American manufacturing operations and to reduce levels of excess or slow moving inventory, which contributed to the inventory decline. Accounts payable and accrued liabilities were lowered by $6.0 million and $4.9 million, respectively, as the Company utilized funds provided by its new Credit and Guaranty Agreement to reduce trade indebtedness.

During 2006, cash used in operating activities was $5.2 million. Continuing operations accounts receivable levels increased by $1.0 million due primarily to a higher level of net trade sales during the fourth quarter of 2006 than in the same period of 2005. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections, as long as they are cost effective. Inventory levels decreased by $4.0 million reflecting inventory reduction actions taken during the fourth quarter of 2006, which more than offset the impact of rising commodity costs. The Company lowered inventory by $18.1 million during the fourth quarter of 2006 from the balance at the end of the third quarter of 2006 by initiating actions to reduce production at its manufacturing locations and lower product purchases in order to reduce inventory to more appropriate levels. The inventory reduction actions were necessary due to the higher inventory levels on hand because of the shorter ‘‘summer selling’’ season and the Company’s desire to reduce working capital by improving inventory through-put and lowering restocking levels. The fourth quarter and full-year inventory reductions included $1.8 million due to the Company’s decision to change the way it estimated the period over which capitalized product cost variances were written off. As a result of the change in estimate, inventory was lowered and cost of sales increased during the fourth quarter of 2006. Accounts payable levels rose by $6.8 million reflecting the Company’s attempts to balance vendor payments with incoming receipts and increased activity to support the higher sales level. The change in other operating assets and liabilities primarily reflects a $5.2 million advance to several vendors made by the Company’s European subsidiary in anticipation of estimated future purchase requirements.

In 2005, operating activities generated cash flow of $2.7 million. This was comprised of $1.8 million generated by continuing operations and $0.9 million generated by the discontinued heavy duty OEM business prior to its sale on March 1, 2005. For the full year, continuing operations accounts receivable levels were lowered by $6.3 million as the impact of increased balances reflecting higher sales levels was more than offset by the Company’s continued participation in customer sponsored payment programs and other collection actions. Continuing operations inventory levels for the full year were lowered by $8.7 million, due to actions undertaken by management in the second half of the year. Production levels at the Company’s manufacturing plants were lowered and the level of purchases from outside third parties was reduced in order to lower inventory levels which had risen due to a slow start to the normal selling season and inventory added by the merger with Modine. While these production cutbacks resulted in increased levels of unabsorbed overhead being charged against operations, the Company was able to generate cash which was utilized to pay down debt levels and fund operations. Accounts payable levels rose by $8.5 million as the Company attempted to balance vendor payments with the continuing trend towards longer customer payment terms. During the second half of 2005, continuing operations generated $20.1 million of cash flow from operating activities which offset the $18.3 million of cash flow used by operations during the first half of 2005. This cash flow in the second half of the year is largely due to inventory reduction programs initiated by the Company. These programs included cutbacks in production and purchasing levels and actions to lower inventory levels added as a result of the Modine Aftermarket merger. Additional funds were also generated by the collection of accounts receivable. Funds generated were utilized for operating activities and to fund restructuring actions which occurred in the second half of the year.

Capital expenditures during 2007 of $3.0 million were primarily to support cost reduction activities in North America and Europe. During 2006, the Company had $7.6 million of capital expenditures primarily for cost reduction activities, product construction conversions from copper/brass to aluminum, the conversion of an existing copper/brass tube mill to aluminum and computer system upgrades in the U.S. and in Europe. The $8.9 million of capital spending during 2005 was primarily associated with the opening of a new distribution center located in Southaven, Mississippi, the implementation of new product introductions and cost reduction activities. Capital expenditures are expected to approximate $7.0 million to $8.0 million in 2008, which will include expenditures associated with new product introductions and cost reduction actions. It is anticipated that these expenditures will either be funded by operations, leasing actions or from borrowings under the existing Credit Agreement.

During the second quarter of 2006, the Company announced that it had entered into an agreement to purchase the heater core assets of Standard Motor Products, Inc.’s Four Seasons Division. The transaction has a total estimated net purchase price of $1.5 million to $2.0 million and will close in two phases, the first, which includes the fixed assets, was closed on October 10, 2006 at a purchase price of $1.0 million and the final closing will be no later than early in the second quarter of 2008.

In a 2007 non-cash transaction, the Company utilized $4.4 million of a vendor advance made in 2006 to offset accounts payable. During the fourth quarter of 2006, the Company recorded the settlement of litigation with the former financial controller of its Nuevo Laredo, Mexico facility concerning the embezzlement of funds. The settlement included the non-cash recovery from the former controller of $1.0 million reflecting the embezzled funds ($0.5 million), interest income ($0.2 million) and the recovery of previously expensed legal and professional fees ($0.3 million) and the payment by the Company of $1.2 million in cash to the bank in return for title to the warehouse building in Laredo, Texas which the Company previously leased from the financial controller. In addition, in the fourth quarter of 2006, the Company entered into a lease agreement to replace and upgrade its U.S. computer system at a lower ongoing cost. In a 2005 non-cash transaction, the Company entered into a long-term capital lease for the purchase of racking to be used at its new distribution center.

As further disclosed in Note 6 of the Notes to Consolidated Financial Statements, on July 22, 2005, the Company completed its merger with Modine Aftermarket. Transaction costs approximated $8.7 million, of which $0.9 million were paid in 2006, $6.4 million during 2005 and $1.4 million during 2004. During the years ended December 31, 2007, 2006 and 2005, the Company had expenditures of

$0.3 million, $1.0 million and $3.0 million, respectively, for restructuring activities impacting Modine facilities which were accrued on the acquisition balance sheet.

On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business for $17.0 million in cash. These proceeds were utilized to lower outstanding borrowings under the revolving credit agreement and fund operations.

Cash dividends paid to a preferred shareholder were approximately $1.2 million, $0.1 million and $0.1 million in 2007, 2006 and 2005, respectively. The increase in 2007 reflected accumulated dividends payable as a result of the arbitration earn-out decision.

Total debt outstanding at December 31, 2007 was $67.5 million, $12.3 million higher than at the end of 2006. This increase reflects borrowings under the new Silver Point credit facility to support working capital and operating requirements. At December 31, 2007, the Company had $3.9 million available for future borrowing under its Agreement with Silver Point.

As a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance to zero by May 31, 2008 (see Note 3 of the Notes to Consolidated Financial Statements), the outstanding term loan at December 31, 2007 in the amount of $49.6 million has been reclassified from long-term debt to short-term debt in the consolidated financial statements included in this Form 10-K.

Credit and Guaranty Agreement with Silver Point Finance, LLC.

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

The Agreement contains customary representations, warranties, affirmative covenants for financing transactions of this nature (including, without limitation, covenants in respect of financial and other reporting and a covenant to hedge interest in the future in respect of up to $25 million principal of the Tranche A Term Loan for up to two years), negative covenants (including limitation on debt, liens, restricted payments, investments, sale-leaseback transactions), fundamental changes (including an annual $10 million limit on asset sales), affiliate transactions (including prohibition on transfers of assets to subsidiaries of the Company that are not guarantors of the Facilities) and events of default (including any pledge of assets of NRF or its subsidiaries or any change of control).

The Agreement also has quarterly and annual covenants relating to leverage, capital expenditures, EBITDA, and a fixed charge coverage ratio. Certain financial covenants are tested on a consolidated basis as well as in respect of the Company’s domestic subsidiaries and a Mexican subsidiary and in respect of its European operations on a stand alone basis. At September 30, 2007, the Company was in violation of the consolidated senior leverage and NRF total debt covenants contained in the Agreement. The Company has obtained waivers for these violations. As of November 30, 2007, the Company was in violation of the EBITDA covenant for its domestic subsidiaries and at December 31, 2007, the Company was in violation of the consolidated EBITDA, senior leverage and fixed charge covenants and the domestic EBITDA, fixed charge and senior leverage covenants. As a result of these specific events of default, as defined in the Agreement, effective November 30, 2007, the Company is being charged an additional 2% default interest until the date the events of default are cured or waived. Results for the year ended December 31, 2007 included $0.1 million of default interest. The Second Amendment to the Agreement (the ‘‘Second Amendment’’), signed on March 12, 2008, contained a waiver of the 2007 events of default resulting in the elimination of the default interest, as of the Second Amendment date. The Second Amendment also increased the interest rate the Company must pay on its outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Agreement, plus 8%, or (ii) 12%.

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

On November 9, 2007, the First Amendment and Waiver to the Credit Agreement with Silver Point Finance, LLC (the ‘‘First Amendment’’) was signed. The First Amendment contains a waiver of the Consolidated Senior Leverage Ratio and NRF Total Debt Ratio covenant violations for the applicable periods ended September 30, 2007. In addition, any funds received by the Company under the terms of the agreement relating to the closure of the 36 branches, signed on September 28, 2007, which are reimbursement of closure expenses, will be treated as ‘‘Extraordinary Receipts.’’ Any such Extraordinary Receipts will be utilized to pay down the outstanding indebtedness under the term loan with Silver Point. During the fourth quarter ended December 31, 2007, $375 thousand of Extraordinary Receipts were received and were utilized to reduce the Term Loan.

On March 12, 2008, the Second Amendment of the Credit Agreement with Silver Point Finance, LLC (the ‘‘Second Amendment’’) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders have agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity will allow the Company to restore its operations in Southaven, Mississippi that were severely damaged by two tornadoes on February 5, 2008 (the ‘‘Southaven Casualty Event’’). The Company believes it has adequate insurance for the Southaven Casualty Event, including coverage for all of the inventory and fixed assets that were damaged. Under the Agreement, the damage to the inventory and fixed assets resulted in a dramatic reduction in the Borrowing Base (as such term is defined in the Agreement) because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders have agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’ (as defined in the Agreement) to zero by May 31, 2008 and intends to do so, in part as it receives insurance proceeds relating to the Southaven Casualty Event, in accordance with the Amendment. In addition, pursuant to the Second Amendment, the Company is working to strengthen its capital structure by raising additional capital by May 31, 2008. The Company has hired Jefferies & Company, Inc. to assist it in obtaining such capital.

As previously reported, a number of Events of Default (as defined in the Agreement) had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders have waived such Events of Default including a waiver of the 2007 covenant violations, resulting in the elimination of the 2% default interest as of the Second Amendment date, which had been charged effective November 30, 2007. Consistent with current market conditions for similar borrowings, the Second Amendment increases the interest rate the Company must pay on its outstanding indebtedness to the Lenders to the greater of (i) the Adjusted LIBOR Rate (as defined in the Amendment) plus 8%, or (ii) 12%.

The Second Amendment requires the company and the Lenders to work together during the ten business days following the date of the Second Amendment to reset the Company’s financial covenants in the Agreement. In addition, the Second Amendment provides for certain adjustments to the Company’s financial performance relating to, for example, the Southaven Casualty Event, for purposes of evaluating the Company’s compliance with certain financial covenants. In addition, during such ten business day period, the Company has agreed to negotiate with Silver Point regarding the issuance of warrants to Silver Point to purchase up to 9.99% of the Company’s capital stock on a fully diluted basis. In connection with the Second Amendment, the Company paid the Lenders a fee of $3,000,000, which will be deferred and amortized over the remaining term of the outstanding obligations.

The Second Amendment provides the Company with additional funds for working capital needs and reflects the progress the Company has made in obtaining liquidity to meet its ongoing working capital needs.

As contemplated by the Second Amendment, described above, the Company entered into the Third Amendment to the Credit Agreement (the ‘‘Third Amendment’’) on March 26, 2008.

The Third Amendment resets the Company’s 2008 financial covenants in the Agreement. Among other financial covenants, the Third Amendment adjusted financial covenants relating to leverage, capital expenditures, consolidated EBITDA, and the Company’s fixed charge coverage ratio. The tornado damage that the Company’s main distribution facility in Southaven, Mississippi suffered on February 5, 2008 (the ‘‘Southaven Casualty Event’’) has significantly impacted the Company’s short-term operations. These covenant adjustments reset the covenants under the Agreement in light of, among other things, the Southaven Casualty Event.

The Company believes it has adequate insurance for the Southaven Casualty Event, including coverage for the inventory and fixed assets that were damaged. Under the Agreement, the damage to the inventory and fixed assets resulted in a dramatic reduction in the Borrowing Base (as such term is defined in the Agreement) because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the

Borrowing Base definition in an amount not to exceed $26 million (the ‘‘Borrowing Base Overadvance Amount’’). Since the date of the Second Amendment, the Company has continued to work to restore its operations in Southaven, determine the full extent of the damage there, and prepare the Southaven Casualty Event-related insurance claim. As a result of these efforts, the Company has determined that a small portion of the inventory in Southaven was not damaged by the tornados, and can be returned to the Company’s inventory (and, consequently, to the Borrowing Base). As a result of this characterization, the Company and the Lenders have agreed in the Third Amendment to reduce the maximum Borrowing Base Overadvance Amount to $24.2 million. The Company intends to reduce this ‘‘Borrowing Base Overadvance Amount’’ (as defined in the Credit Agreement) by May 31, 2008 through a plan which utilizes a combination of (i) operating results and working capital management; (ii) insurance proceeds; and (iii) additional debt or equity financings, although there can be no assurance that the Company will be able to reduce the Borrowing Base Overadvance Amount as required by the Agreement.

The Third Amendment also provided the Company with a waiver for the default resulting from the inclusion of an explanatory paragraph in the audit opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.

Also as contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (‘‘collectively, the Warrants’’). Warrants to purchase 993,040 shares are subject to cancellation if the Company raises $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. The Warrants were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, to two accredited investors.

The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to the issuance date and ending 180 trading days after the issuance date. The Warrants contain a ‘‘full ratchet’’ anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable American Stock Exchange rules (the ‘‘20% Issuance Cap’’). If the anti-dilution provisions would require the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) the Warrant holders, under certain circumstances, have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrant.

In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the ‘‘Warrantholder Rights Agreement’’) containing customary representations and warranties. The Warrantholder Rights Agreement also provides the Warrant holders with a preemptive right to purchase any preferred stock the Company may issue prior to December 31, 2008 that is not convertible into common stock. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the ‘‘Registration Rights Agreement’’), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, the shares of common stock issuable pursuant to the Warrants.

Prior Credit Agreement with Wachovia Capital Finance Corporation (New England)

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

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation (New England) (the ‘‘Wachovia Agreement’’). The Wachovia Agreement amended and restated the Company’s then existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness was secured by substantially all of the assets of the Company, including its owned real property locations across the United States. The maturity date of the Term B loan was July 2009. Repayments of the Term B loan were to be in twenty-two consecutive monthly installments of $167 thousand commencing on October 1, 2007 with the remaining balance paid on July 21, 2009. The Wachovia Agreement reset certain financial covenants including (i) EBITDA for the Company for the twelve months ended December 31, 2006 – ($1.0 million); three months ended March 31, 2007 – ($1.0 million), adjusted for any inventory revaluation, but not less than ($2.6 million); six months ended June 30, 2007 – $7.5 million; nine months ended September 30, 2007 – $17.5 million and twelve months ended December 31, 2007 – $20.0 million; (ii) capital expenditures in 2007 were capped at $8.0 million and (iii) the Fixed Charge Ratio was amended to .50 to 1.00 for the six months ended June 30, 2007; .85 to 1.00 for the nine months ended September 30, 2007, the twelve months ended December 31, 2007, and the twelve months ended March 31, 2008; .90 to 1.00 for the twelve months ended June 30, 2008; .95 to 1.00 for the twelve months ended September 30, 2008; and 1.00 to 1.00 for the twelve months ended December 31, 2008. The Wachovia Agreement also established minimum EBITDA for the Company’s NRF subsidiary, unless there was excess availability of $15.0 million, for the following twelve-month periods: December 31, 2006 – $4.5 million; March 31, 2007 – $4.9 million; June 30, 2007 – $5.2 million; September 30, 2007 – $5.2 million and December 31, 2007 – $5.5 million. The Wachovia Agreement did not affect the amount of minimum excess availability that the Company was required to maintain. The Company was not in compliance with the EBITDA and fixed charge ratio covenants as of June 30, 2007; however, these were cured when the debt was paid in full during July 2007, as described above.

Liquidity

Short-term

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the ‘‘Southaven Casualty Event’’). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company does have insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base (as such term is defined in the Credit Agreement). Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base (as such term is defined in the Credit Agreement) because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit Agreement with Silver Point Finance, LLC on March 12, 2008. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders have agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders have agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’ (as defined in the Credit Agreement) to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 21 of the Notes to Consolidated Financial Statements included herein), which was signed on March 26, 2008.The Company believes that it will be able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a plan which utilizes a combination of (i) operating results and working capital management; (ii) insurance proceeds; and (iii) additional debt or equity financings. The Company is working with its insurance company through the claims process and has already received a $10 million preliminary advance, which was used to reduce obligations under the Company’s credit facility. The Company’s insurance policy covers losses of property and from business interruption up to $80 million, which the Company believes, should provide more than sufficient coverage with respect to the damages arising from the Southaven Casualty Event. In addition, the Company has hired Jefferies & Company, Inc. to assist in obtaining new debt or equity capital. There can be no assurance that the Company will be able to obtain such additional funds from the plans noted above or that further Lender accommodations would be available, on acceptable terms or at all, if the Company fails to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008.

If the Company is unable to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008, the Company will be in violation of a covenant of the Credit Agreement and will be required to negotiate a waiver to cure the default. If the Company were unable to successfully resolve the default with the lender, the entire amount of any indebtedness under the Credit Agreement at that time could become due and payable, at the lender’s discretion. This results in uncertainties concerning the Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a result of the uncertainty concerning the company’s ability to reduce the overadvance to zero by May 31, 2008, the auditors opinion for the year ended December 31, 2007 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern.

Longer-term

The future liquidity and ordinary capital needs of the Company, excluding the impact of the Southaven Casualty Event, described above, are expected to be met from a combination of cash flows from operations and borrowings. The Company’s working capital requirements peak during the first and second quarters, reflecting the normal seasonality in the Domestic segment. Changes in market conditions, the effects of which may not be offset by the Company’s actions in the short-term, could have an impact on the Company’s available liquidity and results of operations. The Company has taken actions during 2007 and 2008 to improve its liquidity and to afford additional liquidity and flexibility for the Company to achieve its operating objectives. In addition, the Company’s future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company’s significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company’s results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of extended customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. If the Company were to implement major new growth initiatives, it would also have to seek additional sources of capital; however, no assurance can be given that the Company would be successful in securing such additional sources of capital.

Management’s initiatives over the last two years, including cost reduction programs and securing additional debt financing have been designed to improve operating results, enhance liquidity and to better position the Company for competition under current and future market conditions. However, as stated above, the Company may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions. The Company’s liquidity is dependent on implementing cost reductions and sustaining revenues to achieve consistent profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

The following table summarizes the Company’s outstanding material contractual obligations as of December 31, 2007:

	Payments Due by Period
Type of Obligation	Less Than 1 Year		2-3 Years	4-5 Years		Over 5 Years	Total
	(in thousands)
Revolving credit facility(1)	$17,078		$—	$—		$—	$17,078
Term loan	—		—	49,625	(4)	—	49,625
Pension plan contributions	1,507	(2)	—	—		—	1,507
Capital lease obligations	539		211	—		—	750
Operating leases	6,363		7,800	4,951		1,568	20,682
Purchase obligations	25,482	(3)	—	—		—	25,482
Total	$50,969		$8,011	$54,576		$1,568	$115,124

(1)	Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report. Based upon year end borrowing levels and interest rates, annual interest cost would approximate $1.7 million.
(2)	Pension plan contributions reflect expected disbursements in 2008 as calculated by the Company’s third-party actuaries. Estimated contributions for future years are not currently determinable as they will be impacted by changes in discount rates, pension plan performance and other factors.
(3)	Purchase obligations for goods and services outstanding at the end of the year which normally are consumed over a period of less than 12 months. This is not reflective of total consumption over a 12-month period.
(4)	See Note 3, 9 and 21 of the Notes to Consolidated Financial Statements included herein. Payments may be accelerated due to use of insurance proceeds or other mandatory pre-payments.

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

Pension Plans.    The Company establishes and periodically reviews the assumptions used in the measurement of its domestic and foreign retirement plans. The discount rate used in the assumption will change in relation to increases or decreases in applicable published bond indices. At December 31, 2007, the discount rate for domestic plans was 6.2%, which was developed by matching yields on selected highly rated Aaa or Aa corporate bonds with benefit payment streams of the Company’s plans. The return on assets for domestic plans reflects the long-term rate of return on plan assets expected to be realized over a ten-year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company’s domestic pension plan assumptions currently include a 9% long-term annual rate of return, which is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance. Each 1% increase or decrease in the expected rate of return assumption would decrease or increase the net periodic plan cost by $0.3 million. Differences between actual and assumed portfolio performance as well as the impact of changes in discount rates are included in the calculation of the Company’s accrued pension costs by a third-party actuary. In the future, the domestic plan unrecognized net loss, of $4.5 million at December 31, 2007, along with changes in any of the underlying pension assumptions, and the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts. Absent any other changes, a 1% change in the discount rate increases or decreases pension expense by $0.4 million per year and the pension benefit obligation by $3.5 million. Other material assumptions which are reviewed annually include the compensation increase rates, rates of employee termination and rates of participant mortality. In 2006, the Company changed the mortality table which it utilizes from the 1983 Group Annuity Mortality table to the RP2000 mortality table, in order to better match current mortality levels. The impact of this change was a $0.7 million increase in the pension benefit obligation at December 31, 2006 and a $0.5 million increase in the minimum pension adjustment reflected in Accumulated Other Comprehensive Income (Loss) on the

Consolidated Balance Sheet as of December 31, 2006. Pension assumptions for the Company’s foreign plans are established taking into consideration financial and economic conditions impacting the countries in which the plans are located.

Loss Reserves.    The Company has other loss exposures such as self-insurance, environmental and litigation for which it determines the need and amount of reserves. Reserves are established using estimates, judgments and consistent methodologies to determine the exposure and ultimate potential liability.

Inflation

The overall impact of United States inflation in recent years has not resulted in a significant change in labor costs or the cost of general services utilized by the Company. However, during each of the last five years, commodity prices have increased significantly over the prior year. The principal raw materials used in the Company’s replacement radiator and heater core product lines are copper and brass. The Company also uses aluminum for its radiator, charge air cooler, condenser and heater core product lines. Copper, brass, aluminum and other primary metals used in the Company’s business are generally subject to commodity pricing and variations in the market prices for such materials. The Company typically executes purchase orders for its copper and brass requirements three to nine months prior to the actual delivery date. In periods of abnormally high commodity market prices, the Company will place orders only for its current requirements. In either case, the purchase price for such copper, brass and aluminum is established at the time such orders are placed by the Company and not at the time of delivery. To offset these cost increases, the Company has been successful in passing through some price increases on its heavy duty products; however, on its automotive and light truck heat exchange products, it has been unable to do so. As a result, the Company has been forced to generate other cost reduction activities in order to offset these cost increases. There is no assurance that the Company will be successful in raising prices to its customers in the future or that it will be able to generate sufficient cost reductions to offset rising commodity prices. The Company currently does not use financial derivatives or other methods to hedge costs with respect to its metals consumption.

Environmental Matters

The Company is subject to Federal, foreign, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. On January 27, 2003, the Company signed a Consent Agreement with the State of Connecticut Department of Environmental Protection. Under the agreement the Company voluntarily initiated the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary of the Company over 20 years ago. The Company believes there will not be a material adverse impact to its financial results due to the investigation and cleanup activities. It is reasonably possible that environmental related liabilities may also exist with respect to other industrial sites formerly owned or occupied by the Company. Based upon information currently available, the Company believes that the cost of any potential remediation for which the Company may ultimately be responsible will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48 (‘‘Fin 48’’) ‘‘Accounting for Uncertainty in Income Taxes.’’ This interpretation was effective for fiscal years beginning after December 15, 2006, and results in financial statements reflecting the expected future tax consequences of uncertain tax positions. Adoption of this interpretation did not have a material impact on the Company’s results of operations for the year ended December 31, 2007.

The Pension Protection Act of 2006 (‘‘PPA’’) was signed by the President and enacted in August 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year 2008. The Company does not expect that the PPA will have a material impact on pension contributions in 2008.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of Fiscal 2008. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009. Adoption of SFAS 157 will not have a material impact on the Company’s results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, that this statement may have on results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

On October 1, 2007, the Mexican government enacted a new tax law whose provisions in general become effective on January 1, 2008. Included in these provisions is a flat tax which replaces the current alternative asset tax. Compliance with the new tax law is not expected to have a material impact on the Company’s provision for income taxes.

On December 4, 2007, the FASB issued FASB Statement No. 141 R ‘‘Business Combinations’’, which significantly changes the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to business combinations for which the acquisition date is after January 1, 2009.

Forward-Looking Statements and Cautionary Factors

Statements included in this filing, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance of the Company are subject to the detailed factors set forth in Item 1A – Risk Factors, and elsewhere in this Annual Report on Form 10-K. Such statements are based upon the current beliefs and expectations of Proliance management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used in this filing the terms ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘objective,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘project,’’ ‘‘will’’ and similar expressions identify forward-looking statements. The forward-looking statements contained herein are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has certain exposures to market risk related to changes in interest rates, foreign currency exchange rates, credit and commodities.

The Company’s interest expense is sensitive to changes in interest rates. At December 31, 2007, borrowings under the Company’s Credit and Guaranty Agreement (the ‘‘Agreement’’) with Silver Point Finance, LLC included $17.1 million of revolving credit borrowings at interest rates of 9.896% and 11.0% per annum and a term loan of $49.6 million at an interest rate of 10.125% per annum. The Company may elect to borrow at a per anuum Base Rate (as defined in the Agreement) plus 375 base points or a per annum LIBOR rate (as defined in the Agreement) plus 475 basis. As a result of specific events of default, as defined in the Agreement, effective November 30, 2007, the Company is being charged an additional 2% default interest until the date the events of default are cured or waived. The Second Amendment to the Agreement (the ‘‘Second Amendment’’), signed on March 12, 2008, contained a waiver of the 2007 events of default resulting in the elimination of the default interest, as of the Second Amendment date. The Second Amendment also increased the interest rate the Company must pay on its outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Agreement, plus 8%, or (ii) 12%. The impact of a 10% change in market interest rates would not have a material impact on the Company’s results of operations.

The Company has sales and manufacturing facilities in Europe and Mexico. As a result, changes in foreign currency exchange rates and changes in the economic conditions in Europe and Mexico could affect financial results. The Company has accounted for transactions associated with these foreign operations in accordance with the guidance established under Financial Accounting Standards No. 52, ‘‘Foreign Currency Translation.’’ As of December 31, 2007, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $38.0 million. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates at December 31, 2007 would be $3.8 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely all move in the same direction relative to the dollar. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company is also subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is with retail customers in the Company’s Domestic segment where the top five customers comprise approximately 33% of net sales in 2007 and 28% of the outstanding trade accounts receivable balance at December 31, 2007. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management’s expectations of the industry and the overall economy. As of December 31, 2007, the Company had no other significant concentration of credit risk.

Certain risks may arise in the various commodity markets in which the Company participates. Commodity prices in the copper, brass and aluminum markets are subject to changes based on availability and other conditions which are outside of the Company’s control. The Company conducts its purchasing of such commodities generally through three to nine month purchase order commitments; however, this practice may be modified in periods of rising prices. See ‘‘Raw Materials and Suppliers’’ in Item 1 of this Report and ‘‘Inflation’’ in Item 7 of this Report for additional information on commodity purchasing.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Proliance International, Inc.:

We have audited the accompanying consolidated balance sheets of Proliance International, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the information for each of the three years in the period ended December 31, 2007 set forth in financial statement schedule II included herein. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proliance International, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s main distribution center suffered severe damage as a result of the Southaven Casualty Event, causing the Company to be in an overadvance position with its lender. The Company is obligated to pay outstanding overadvances, up to a maximum of $24.2 million, as amended, by May 31, 2008 (see Note 21). The Company will require additional working capital through May 31, 2008 from i) operating results; ii) insurance proceeds from outstanding tornado related insurance claims; and/or iii) additional equity or debt financings, to be able to pay the outstanding overadvance by May 31, 2008. There can be no assurances that the Company will be successful in these efforts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in the Notes to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), and effective December 31, 2006 adopted SFAS No. 158.

/s/ BDO Seidman, LLP
Valhalla, NY
March 31, 2008

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net sales	$393,942	$416,095	$296,838
Cost of sales	310,963	324,262	247,430
Gross margin	82,979	91,833	49,408
Selling, general and administrative expenses	76,031	93,811	66,313
Arbitration earn-out decision	3,174	—	—
Restructuring charges	4,117	3,129	3,854
Operating loss from continuing operations	(343)	(5,107)	(20,759)
Interest expense	13,838	11,228	7,958
Debt extinguishment costs	891	—	—
Loss from continuing operations before taxes	(15,072)	(16,335)	(28,717)
Income tax provision (benefit)	1,732	1,720	(986)
Loss from continuing operations	(16,804)	(18,055)	(27,731)
Income from discontinued operation, net of income tax of $506	—	—	848
Gain on sale of discontinued operation, net of income tax of $2,331	—	—	3,899
Extraordinary income – negative goodwill	—	—	13,053
Net loss	$(16,804)	$(18,055)	$(9,931)
Basic and diluted (loss) income per common share:
From continuing operations	$(1.18)	$(1.19)	$(2.59)
From discontinued operation	—	—	0.08
From gain on sale of discontinued operation	—	—	0.36
From extraordinary income – negative goodwill	—	—	1.22
Net loss per common share – basic and diluted	$(1.18)	$(1.19)	$(0.93)
Weighted average common shares – basic and diluted	15,368	15,254	10,714

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$476	$3,135
Accounts receivable (less allowance of $4,601 and $5,543)	60,153	58,209
Inventories	106,756	118,912
Other current assets	7,645	7,498
Total current assets	175,030	187,754
Property, plant and equipment, net	21,164	23,876
Other assets	12,699	12,732
Total assets	$208,893	$224,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$67,242	$53,545
Accounts payable	48,412	58,114
Accrued liabilities	24,649	28,355
Total current liabilities	140,303	140,014
Long-term liabilities:
Long-term debt	211	1,657
Retirement and postretirement obligations	3,603	5,446
Deferred income taxes	1,212	1,165
Other long-term liabilities	538	1,607
Total long-term liabilities	5,564	9,875
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value:
Authorized 200,000 shares; issued and outstanding – none at December 31, 2007 and 2006	—	—
Series B convertible preferred stock, $.01 par value:
Authorized 30,000 shares; issued and outstanding – 9,913 and 12,781 at December 31, 2007 and 2006, respectively (liquidation preference $3,453 at December 31, 2007 and $1,278 at December 31, 2006)	—	—
Common stock, $.01 par value: Authorized 47,500,000 shares, issued 15,838,962 and 15,339,892 shares, outstanding 15,797,026 and 15,297,956 shares at December 31, 2007 and 2006, respectively	158	153
Paid-in capital	109,145	105,772
Accumulated deficit	(48,039)	(29,967)
Accumulated other comprehensive income (loss)	1,777	(1,470)
Treasury stock, at cost, 41,936 shares at December 31, 2007 and 2006	(15)	(15)
Total stockholders’ equity	63,026	74,473
Total liabilities and stockholders’ equity	$208,893	$224,362

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(16,804)	$(18,055)	$(9,931)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities from continuing operations:
Income from discontinued operation	—	—	(1,354)
Gain on sale of discontinued operation	—	—	(6,230)
Extraordinary income – negative goodwill	—	—	(13,053)
Depreciation and amortization	8,870	6,249	5,040
Deferred income taxes	(209)	510	1,123
Provision for uncollectible accounts receivable	515	2,616	3,279
Non-cash debt extinguishment costs	576	—	—
Non-cash restructuring (credit) charges	(178)	189	1,851
Non-cash stock compensation costs	176	131	—
Non-cash arbitration earn-out decision charge	3,174	—	—
Non-cash litigation settlement	—	(969)	—
Gain on sale of buildings	(1,021)	(272)	(272)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(2,618)	(1,028)	6,336
Inventories	14,411	4,009	8,677
Accounts payable	(5,997)	6,754	8,538
Accrued liabilities	(4,856)	(472)	771
Other	(1,529)	(4,893)	(2,953)
Net cash (used in) provided by operating activities of continuing operations	(5,490)	(5,231)	1,822
Net cash provided by operating activities of discontinued operation	—	—	852
Net cash (used in) provided by operating activities	(5,490)	(5,231)	2,674
Cash flows from investing activities:
Capital expenditures by continuing operations	(3,018)	(7,569)	(8,892)
Sales and retirements of fixed assets	738	116	901
Cash on acquisition balance sheet	—	—	6,300
Cash expenditures for restructuring costs on acquisition balance sheet	(257)	(952)	(3,039)
Cash expenditures for merger transaction costs	—	(952)	(6,426)
Proceeds from sale of discontinued operation	—	—	17,000
Net cash (used in) provided by investing activities	(2,537)	(9,357)	5,844
Cash flows from financing activities (all from continuing operations):
Dividends paid	(1,240)	(64)	(64)
Net (repayments) borrowings under revolving credit facilities	(35,595)	13,867	(2,525)
Borrowings under term loans	58,000	—	—
Repayments of term loans and capitalized lease obligations	(10,154)	(915)	(1,278)
Deferred debt issuance costs	(5,808)	(156)	(299)
Proceeds from stock option exercises	25	—	15
Net cash provided by (used in) financing activities	5,228	12,732	(4,151)
Effect of exchange rate changes on cash and cash equivalents	140	425	(98)
Net (decrease) increase in cash and cash equivalents	(2,659)	(1,431)	4,269
Cash and cash equivalents at beginning of year	3,135	4,566	297
Cash and cash equivalents at end of year	$476	$3,135	$4,566

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock	Paid-in Capital	Treasury Stock	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	$71	$55,041	$(15)	$(1,853)	$(6,409)	$46,835
Net loss	—	—	—	(9,931)	—	(9,931)
Adjustment for minimum pension liability	—	—	—	—	347	347
Foreign currency translation adj.	—	—	—	—	(620)	(620)
Comprehensive loss	—	—	—	—	—	(10,204)
Common stock issued for option exercises (4,000 shares)	—	15	—	—	—	15
Common stock issued for merger (8,145,810 shares)	81	50,586	—	—	—	50,667
Preferred stock dividends declared	—	—	—	(64)	—	(64)
Balance at December 31, 2005	152	105,642	(15)	(11,848)	(6,682)	87,249
Net loss	—	—	—	(18,055)	—	(18,055)
Adjustment for minimum pension liability	—	—	—	—	2,616	2,616
Foreign currency translation adj.	—	—	—	—	3,508	3,508
Comprehensive loss	—	—	—	—	—	(11,931)
Impact of adopting FASB Statement No. 158	—	—	—	—	(912)	(912)
Restricted common stock issued (49,426 shares)	—	—	—	—	—	—
Common stock from merger cancelled (7,303 shares)	—	—	—	—	—	—
Stock-based compensation	1	130	—	—	—	131
Preferred stock dividends declared	—	—	—	(64)	—	(64)
Balance at December 31, 2006	153	105,772	(15)	(29,967)	(1,470)	74,473
Net loss	—	—	—	(16,804)	—	(16,804)
Adjustment for minimum pension liability	—	—	—	—	(240)	(240)
Foreign currency translation adj.	—	—	—	—	3,487	3,487
Comprehensive loss	—	—	—	—	—	(13,557)
Restricted common stock issued (40,491 shares)	—	—	—	—	—	—
Restricted common stock cancelled (8,237 shares)	—	—	—	—	— —	—
Common stock issued for option exercises (10,000 shares)	—	25	—	—	—	25
Common stock from merger cancelled (2,255 shares)	—	—	—	—	—	—
Stock-based compensation	—	176	—	—	—	176
Arbitration settlement	—	3,174	—	—	—	3,174
Common stock issued upon conversion of 2,868 Series B preferred stock shares (459,071 shares)	5	(2)	—	(3)	—	—
Preferred stock dividends declared	—	—	—	(1,265)	—	(1,265)
Balance at December 31, 2007	$158	$109,145	$(15)	$(48,039)	$1,777	$63,026

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Proliance International, Inc. (the ‘‘Company’’ or ‘‘Proliance’’) designs, manufactures and markets radiators, radiator cores, heater cores and complete heaters, temperature control parts (including condensers, compressors, accumulators/driers and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, condensers, charge air coolers, oil coolers, marine coolers and other specialty heat exchangers primarily for the heavy duty aftermarket.

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation:    The Company’s consolidated financial statements include the accounts of all subsidiaries. Intercompany balances and transactions have been eliminated. As a result of the sale of the Company’s Heavy Duty OEM business on March 1, 2005, as discussed in Note 5, the operations of the Heavy Duty OEM business unit have been segregated and are shown in the consolidated financial statements and notes thereto as a discontinued operation.

As a result of the merger with the Modine Aftermarket business on July 22, 2005 (see Note 6), the reported results include a subsidiary with operations located throughout Europe. The operating results of this business are included in the Consolidated Statements of Operations on a one-month lag.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash overdrafts are classified as current liabilities. The amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts Receivable:    The Company participates in several customer-sponsored payment programs in order to accelerate the collection of outstanding accounts receivable and offset the impact of lengthening customer payment terms. When invoices are submitted to the financial institution designated in each customer program for payment, this is done without recourse. At the time cash is received, receivables are reduced, and a discounting fee, classified in interest expense on the Consolidated Statement of Operations, is recorded. Discounting fee expense for the years ended December 31, 2007, 2006 and 2005 was $5.2 million, $5.8 million and $4.0 million, respectively. The Company establishes reserves for uncollectible trade accounts receivable based upon historical experience, anticipated business trends and current economic conditions. Customer account balances are written off at the time they are deemed to be fully uncollectible. Taxes collected from customers and remitted to government agencies, such as sales tax and value-added tax, are recorded in sales on a net basis, and the tax liability is recorded at the time of the sale.

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

Goodwill:    Goodwill represents the excess of cost over the fair value of assets acquired. The Company follows Statement No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), which requires that goodwill and certain other intangible assets having indefinite lives are subject to periodic testing for impairment. Intangible assets determined to have definitive lives are amortized over their useful lives. At December 31, 2007 and 2006, there were no goodwill or intangibles having indefinite lives recorded on the Company’s Consolidated Balance Sheet.

Impairment of Long-Lived Assets:    In the event that facts and circumstances indicate that the carrying amounts of a business unit’s long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated fair value. There was no impairment of long-lived assets at either December 31, 2007 or 2006.

Foreign Currency Translation:    Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at the average exchange rates during the year. Resulting translation adjustments are reported as accumulated other comprehensive income (loss) in Stockholders’ Equity on the Consolidated Balance Sheet and remain there until the underlying foreign operation is liquidated or substantially disposed. Foreign currency transaction gains or losses which are included in the Consolidated Statement of Operations under the caption ‘‘selling, general and administrative expenses’’ were immaterial for the years ended December 31, 2007, 2006 and 2005.

Revenue Recognition:    Sales are recognized either when products are shipped to the customer or when they are received by the customer in accordance with the invoice shipping terms. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience or consistent with agreements currently in place with certain customers. In conjunction with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized, as a reduction of net sales, over the life of the agreement. Delivery charges billed to customers were not significant in 2007, 2006 or 2005. Freight costs for shipments of product to customers are included in selling, general and administrative expenses and amounted to $13.2 million, $13.3 million and $9.0 million in 2007, 2006 and 2005, respectively.

Advertising Costs:    The Company offers certain customers advertising and marketing allowances as a fixed percentage of sales. These allowances are recorded as a reduction to net sales. In addition, the Company incurs costs to advertise and promote its products. These costs, which are not material, are included in selling, general and administrative expenses as incurred.

Research and Development:    Research and development costs are expensed as incurred and approximated $0.3 million, $0.4 million and $0.2 million in 2007, 2006 and 2005 respectively.

Stock Compensation Costs:    Prior to January 1, 2006, the Company applied APB Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’ and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost was recognized in the financial statements with respect to stock options. Had compensation cost for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans, consistent with Statement of Financial Accounting Standards No. 123 ‘‘Accounting for Stock Based Compensation’’, as amended by SFAS No. 148 ‘‘Accounting for Stock-Based Compensation-Transition and Disclosure’’, the pro forma net loss and loss per share for the year ended December 31, 2005 would have been as follows:

(in thousands, except per share amounts)
Net loss:
As reported	$(9,931)
Stock-based compensation costs, net of tax	(491)
Pro forma	$(10,422)
Basic and diluted net loss per common share:
As reported	$(0.93)
Pro forma	$(0.98)

As a result of the merger with Modine Aftermarket on July 22, 2005, all outstanding unvested employee stock options became fully vested, thus the remaining unrecorded stock compensation costs related to those options are reflected in the table above. The fair value of each option grant, included in the pro forma disclosure above was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: 0% dividend yield, 52.94% expected volatility, 4.5% risk-free interest rate and 3 year expected life.

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

The Company uses the Black-Scholes pricing model to determine the grant date fair value per option. This model incorporates assumptions for stock volatility, a risk-free interest rate and the expected life of the options. Expected volatility is based on historical fluctuations in the value of the Company’s common stock and the expected term is based on historical data. The risk-free interest rate reflects the long-term U.S. Treasury T-bill rate at the time of the grant. The total compensation expense of an option grant, which is determined using the option fair value and the number of options granted, is expensed evenly over the vesting period of the option with the offset being paid-in-capital. Compensation expense is adjusted for the fair value of any unvested stock options which are cancelled.

In adopting SFAS No. 123(R), the Company was required to recognize the unrecorded compensation expense related to unvested stock options issued prior to January 1, 2006. Results for the year ended December 31, 2006 included $2 thousand of compensation expense and additional paid-in capital relating to these options, which amount was recorded in the first quarter of 2006.

The Company also records stock compensation expense associated with restricted and performance restricted shares of stock which are granted under the Equity Incentive Plan. The total compensation cost of a grant, which is determined using the stock price on the date of grant and the number of shares granted, is expensed evenly over the vesting period, with the offset being common stock and paid-in-capital. Stock compensation expense is adjusted for the fair value of any unvested restricted and performance restricted shares which are cancelled. Restricted and performance restricted stock are treated as issued and outstanding on the date of grant; however, they are excluded from the calculation of basic (loss) income per share until the shares are vested.

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

Concentration of Credit Risk and Availability of Funds:    The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is in the Company’s Domestic segment where the top five customers comprise approximately 33% of net sales in 2007 and 28% of net trade accounts receivable at December 31, 2007. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations. The Company grants credit to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management’s expectations of the industry and the overall economy. As of December 31, 2007, the Company had no other significant concentrations of credit risk.

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

Note 3 – Southaven Event and Related Liquidity Issues

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the ‘‘Southaven Casualty Event’’). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company does have insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base (as such term is defined in the Credit Agreement). Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base (as such term is defined in the Credit Agreement) because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit Agreement with Silver Point Finance, LLC on March 12, 2008. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders have agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders have agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’ (as defined in the Credit Agreement) to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 21), which was signed on March 26, 2008.The Company believes that it will be able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a plan which utilizes a combination of (i) operating results and working capital management; (ii) insurance proceeds; and (iii) additional debt or equity financings. The Company is working with its insurance company through the claims process and has already received a $10 million preliminary advance, which was used to reduce obligations under the Company’s credit facility. The Company’s insurance policy covers losses of property and from business interruption up to $80 million, which the Company believes, should provide more than sufficient coverage with respect to the damages arising from the Southaven Casualty Event. In addition, the Company has hired Jefferies & Company, Inc. to assist in obtaining new debt or equity capital. There can be no assurance that the Company will be able to obtain such additional funds from the plans noted above or that further Lender accommodations would be available, on acceptable terms or at all, if the Company fails to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008.

If the Company is unable to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008, the Company will be in violation of a covenant of the Credit Agreement and will be required to negotiate a waiver to cure the default. If the Company were unable to successfully resolve the default with the lender, the entire amount of any indebtedness under the Credit Agreement at that time could become due and payable, at the lender’s discretion. This results in uncertainties concerning the Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (‘‘Fin 48’’) ‘‘Accounting for Uncertainty in Income Taxes.’’ This interpretation was effective for fiscal years beginning after December 15, 2006, and results in financial statements reflecting the expected future tax consequences of uncertain tax positions. Adoption of this interpretation did not have a material impact on the Company’s results of operations for the year ended December 31, 2007.

The Pension Protection Act of 2006 (‘‘PPA’’) was signed by the President and enacted in August 2006. The PPA will change the method for determining minimum pension contributions and certain plan reporting commencing in calendar year 2008. The Company does not expect that the PPA will have a material impact on pension contributions in 2008.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of Fiscal 2008. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009. Adoption of SFAS 157 will not have a material impact on the Company’s results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, that this statement may have on results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

On October 1, 2007, the Mexican government enacted a new tax law whose provisions in general become effective on January 1, 2008. Included in these provisions is a flat tax which replaces the current alternative asset tax. Compliance with the new tax law is not expected to have a material impact on the Company’s provision for income taxes.

On December 4, 2007, the FASB issued FASB Statement No. 141 R ‘‘Business Combinations’’, which significantly changes the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to business combinations for which the acquisition date is after January 1, 2009.

Note 5 – Sale of Heavy Duty OEM Business

On March 1, 2005, the Company completed the sale of its Heavy Duty OEM business to Modine Manufacturing Company (‘‘Modine’’) for $17 million in cash. As a result, the Company recorded $3.9 million, which is net of $2.3 million of income tax, as a gain on sale of discontinued operation in the Consolidated Statement of Operations for the year ended December 31, 2005. The Heavy Duty OEM business manufactured and distributed heat exchangers to heavy duty truck and industrial and off-highway original equipment manufacturers. Net proceeds from the sale were used to reduce borrowings under the Company’s then existing credit facility and to fund operating activities.

Heavy Duty OEM results for all periods prior to the sale are shown in the attached Consolidated Statements of Operations as results of discontinued operation. Net sales for the Heavy Duty OEM business were $9.3 million for the period January 1, 2005 through the date of the sale, March 1, 2005, and income from discontinued operation was $0.8 million, which is net of $0.5 million of tax, for the same period. The Company did not allocate any interest expense to the discontinued operation.

In conjunction with the sale of the Heavy Duty OEM business to Modine, the Company entered into a supply agreement to continue providing Modine’s Jackson, Mississippi plant, which was acquired in the transaction, with products it had been purchasing from Proliance facilities. This agreement ended in 2007. During the year ended December 31, 2007, 2006 and 2005, the Company recorded net trade sales to Modine of $0.7 million, $1.7 million and $6.4 million, respectively.

Note 6 – Merger with Modine Aftermarket Business

On July 22, 2005, following receipt of approval of the Company’s stockholders, the Company completed its merger transaction pursuant to which Modine Aftermarket Holdings, Inc. (‘‘Modine Aftermarket’’) merged into the Company. Modine Aftermarket was spun off from Modine immediately prior to the merger and consisted of Modine’s aftermarket business. The Modine Aftermarket business manufactured and distributed heat exchange and temperature control products in North and Central America and Europe. Upon effectiveness of the merger, the Company changed its name to ‘‘Proliance International, Inc.’’ (‘‘Proliance’’). In connection with the merger, the Company issued a total of 8,145,810 shares of its common stock to Modine shareholders, or 0.235681 shares for each outstanding Modine common share. Immediately after the effectiveness of the merger, prior Transpro, Inc. shareholders owned 48% of the combined company on a fully diluted basis, while Modine shareholders owned the remaining 52%. For accounting purposes, the Company was the acquirer. The Company was notified by Modine during 2007 and 2006 that 2,255 and 7,303, respectively, of the shares issued in the merger should be cancelled as they represented unvested restricted shares issued to Modine employees who terminated employment prior to the shares being vested.

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of the acquisition. The Consolidated Statements of Operations include the results of the acquired business for the periods subsequent to the acquisition date.

The aggregate consideration paid in the transaction was as follows:

(in thousands)
Value of common stock issued:
Common stock	$81
Paid-in capital	50,586
Total value of common stock issued	50,667
Proliance transaction costs	4,468
Modine transaction costs reimbursed by Proliance	4,239
Total consideration	$59,374

The shares of stock issued were valued at $6.22 per share, which represented the average closing price of Proliance common stock for the two days before and after the merger agreement was announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at July 22, 2005.

(in thousands)
Current assets	$101,120
Property, plant and equipment	20,259
Other assets	4,932
Total assets acquired	126,311
Current liabilities	30,948
Other liabilities	2,677
Total liabilities assumed	33,625
Net assets acquired	$92,686

Included in current liabilities assumed were accrued expenses associated with restructuring Modine facilities. The excess ($33.3 million) of the net assets acquired over the total consideration was first utilized to write-down to zero the acquired property, plant and equipment and intangible assets of the Modine Aftermarket business (totaling $20.2 million). The remaining amount, $13.1 million, was included as extraordinary income-negative goodwill, in the determination of net income for the year ended December 31, 2005 in the attached Consolidated Statements of Operations.

The following table summarizes unaudited pro forma financial information for the twelve months ended December 31, 2005 assuming the Modine Aftermarket merger had occurred on January 1, 2005. The Modine Aftermarket year end was March 31. The unaudited pro forma financial information uses data corresponding to Proliance’s reporting period. This unaudited pro forma information does not represent what would have occurred if the transaction had taken place on January 1, 2005 and does not reflect our future consolidated results of operations or financial position. The unaudited pro forma combined financial statements do not include any adjustments to reflect any of the restructuring costs incurred in order to combine the operations of Proliance and the Modine Aftermarket business or the benefits from these synergy actions. These restructuring costs result from actions taken with respect to both Proliance and Modine Aftermarket business operations, facilities and associates. The charges have been recorded based upon the nature and timing of these integration actions. Pro forma information for the twelve months ended December 31, 2005 is as follows:

(in thousands, except per share data)
Net sales	$420,616
Net loss from continuing operations	$(30,358)
Net loss per share from continuing operations
– basic and diluted	$(1.99)

During September 2005, the Company sold to Modine surplus fixed assets acquired in the merger, which had been written down to zero through the purchase accounting entry. As a result, the $0.5 million of proceeds were recorded as a gain on disposal of fixed assets and included as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005.

Note 7 – Inventories

Inventories at December 31 consists of the following:

	2007	2006
	(in thousands)
Raw material and component parts	$23,055	$22,730
Work in progress	4,044	3,858
Finished goods	79,657	92,324
Total inventories	$106,756	$118,912

Note 8 – Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2007	2006
	(in thousands)
Leasehold improvements	$3,390	$3,278
Buildings and land	2,369	2,209
Machinery and equipment	44,406	42,210
Property, plant and equipment, gross	50,165	47,697
Accumulated depreciation and amortization	(29,001)	(23,821)
Property, plant and equipment, net	$21,164	$23,876

Assets acquired in the Modine Aftermarket merger have been recorded with a zero cost and accumulated depreciation due to the application of a portion of the excess of net assets acquired over the total consideration of the transaction.

The cost and accumulated depreciation of assets under capital lease obligations was $2.1 million and $1.3 million at December 31, 2007 and $2.2 million and $1.1 million at December 31, 2006, respectively.

Note 9 – Debt

Debt at December 31 consists of the following:

	2007	2006
	(in thousands)
Revolving credit facility	$17,078	$52,672
Term loan	49,625	1,247
Capitalized lease obligations	750	1,283
Total debt	67,453	55,202
Less:
Term loan	49,625	—
Revolving credit facility	17,078	52,672
Current portion of long-term debt	539	873
Total short-term debt	67,242	53,545
Total long-term debt	$211	$1,657

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

Borrowings under the Agreement as of December 31, 2007 included $17.1 million of revolving credit obligations at interest rates of 9.896% and 11.0% per annum and a term loan of $49.6 million at an interest rate of 10.125% per annum. As a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance to zero by May 31, 2008 (see Note 3 of the Notes to Consolidated Financial Statements), the outstanding term loan at December 31, 2007 in the amount of $49.6 million has been reclassified from long-term debt to short-term debt in the consolidated financial statements included in this Form 10-K. As a result of specific events of default, as defined in the Agreement, effective November 30, 2007, the Company is being charged an additional 2% default interest until the date the events of default are cured or waived. The term loan is payable in full on July 19, 2012.

The Agreement contains customary representations, warranties, affirmative covenants for financing transactions of this nature (including, without limitation, covenants in respect of financial and other reporting and a covenant to hedge interest in the future in respect of up to $25 million principal of the Tranche A Term Loan for up to two years), negative covenants (including limitation on debt, liens, restricted payments, investments, sale-leaseback transactions), fundamental changes (including an annual $10 million limit on asset sales), affiliate transactions (including prohibition on transfers of assets to subsidiaries of the Company that are not guarantors of the Facilities) and events of default (including any pledge of assets of NRF or its subsidiaries or any change of control).

The Agreement also has quarterly and annual financial covenants relating to leverage, capital expenditures, EBITDA and a fixed charge coverage ratio. Certain of these financial covenants are tested on a consolidated basis, as well as in respect of the Company’s domestic subsidiaries and a Mexican subsidiary and in respect of its European operations on a stand alone basis. At September 30, 2007, the Company was in violation of the consolidated senior leverage and NRF total debt covenants contained in the Agreement. The Company obtained waivers for these violations. As of November 30, 2007, the Company was in violation of the EBITDA covenant for its domestic subsidiaries; and at December 31, 2007, the Company was in violation of the consolidated EBITDA, senior leverage, and fixed charge covenants and the domestic EBITDA, fixed charge and senior leverage covenants. As a result of these specific events of default, as defined in the Agreement, effective November 30, 2007, the Company is being charged an additional 2% default interest until the date all events of default are cured or waived. Results for the year ended December 31, 2007 included $0.1 million of default interest. The Second Amendment to the Agreement (the ‘‘Second Amendment’’), signed on March 12, 2008, contained a waiver of the 2007 events of default resulting in the elimination of the default interest, as of the Second Amendment date. The Second Amendment also increased the interest rate the Company must pay on its outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Agreement, plus 8%, or (ii) 12%.

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

On November 9, 2007, the First Amendment and Waiver to the Credit Agreement with Silver Point Finance, LLC (the ‘‘First Amendment’’) were signed. The First Amendment contains a waiver of the Consolidated Senior Leverage Ratio and NRF Total Debt Ratio covenant violations for the applicable periods ended September 30, 2007. In addition, any funds received by the Company under the terms of the agreement relating to the closure of the 36 branches, signed on September 28, 2007, which are reimbursement of closure expenses, will be treated as ‘‘Extraordinary Receipts.’’ Any such Extraordinary Receipts will be utilized to pay down the outstanding indebtedness under the Tranche A Term Loan. During the fourth quarter ended December 31, 2007, $375 thousand of Extraordinary Receipts were received and were utilized to reduce the Term Loan.

On March 12, 2008, the Second Amendment of the Credit Agreement with Silver Point Finance, LLC (the ‘‘Second Amendment’’) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders have agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity will allow the Company to restore its operations in Southaven, Mississippi that were severely damaged by two tornadoes on February 5, 2008 (the ‘‘Southaven Casualty Event’’). The Company believes it has adequate insurance for the Southaven Casualty Event, including coverage for all of the inventory and fixed assets that were damaged. Under the Agreement, the damage to the inventory and fixed assets resulted in a dramatic reduction in the Borrowing Base (as such term is defined in the Agreement) because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders have agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’ (as defined in the Agreement) to zero by May 31, 2008 and intends to do so, in part as it receives insurance proceeds relating to the Southaven Casualty Event, in accordance with the Amendment. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 21 of the Notes to Consolidated Financial Statements contained in item 8, herein), which was signed on March 26, 2008. In addition, pursuant to the Second Amendment, the Company is working to strengthen its capital structure by raising additional capital by May 31, 2008. The Company has hired Jefferies & Company, Inc. to assist it in obtaining such capital.

As previously reported, a number of Events of Default (as defined in the Agreement) had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders have waived such Events of Default including a waiver of the 2007 covenant violations, resulting in the elimination of the 2% default interest, which had been charged effective November 30, 2007. Consistent with current market conditions for similar borrowings, the Second Amendment increases the interest rate the Company must pay on its outstanding indebtedness to the Lenders to the greater of (i) the Adjusted LIBOR Rate (as defined in the Amendment) plus 8%, or (ii) 12%.

The Second Amendment requires the Company and the Lenders to work together during the ten business days following the date of the Second Amendment to reset the Company’s financial covenants in the Agreement. In addition, the Second Amendment provides for certain adjustments to the Company’s financial performance relating to, for example, the Southaven Casualty Event, for purposes of evaluating the Company’s compliance with certain financial covenants. In addition, during such ten business day period, the Company has agreed to negotiate with Silver Point regarding the issuance of warrants to Silver Point to purchase up to 9.99% of the Company’s capital stock on a fully diluted basis. In connection with the Second Amendment, the Company paid the Lenders a fee of $3,000,000.

The Second Amendment provides the Company with additional funds for working capital needs and reflects the progress the Company has made in obtaining liquidity to meet its ongoing working capital needs.

See Note 21 for a description of the Third Amendment to the Credit Agreement signed on March 26, 2008.

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

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation (New England) (the ‘‘Wachovia Agreement’’). The Wachovia Agreement amended and restated the Company’s then existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness was secured by substantially all of the assets of the Company, including its owned real property locations across the United States. The maturity date of the Term B loan was July 2009. The Term B loan was to be repaid in twenty-two consecutive monthly installments of $167 thousand commencing on October 1, 2007 with the remaining balance paid on July 21, 2009. The Wachovia Agreement reset certain financial covenants including (i) EBITDA for the Company for the twelve months ended December 31, 2006 – ($1.0 million); three months ended March 31, 2007-($1.0 million), adjusted for any inventory revaluation, but not less than ($2.6 million); six months ended June 30, 2007 – $7.5 million; nine months ended September 30, 2007 – $17.5 million and twelve months ended December 31, 2007 – $20.0 million; (ii) capital expenditures in 2007 were capped at $8.0 million and (iii) the Fixed Charge Ratio was amended to .50 to 1.00 for the six months ended June 30, 2007; .85 to 1.00 for the nine months ended September 30, 2007, the twelve months ended December 31, 2007, and the twelve months ended March 31, 2008; .90 to 1.00 for the twelve months ended June 30, 2008; .95 to 1.00 for the twelve months ended September 30, 2008; and 1.00 to 1.00 for the twelve months ended December 31, 2008. The Wachovia Agreement also established minimum EBITDA for the Company’s NRF subsidiary, unless there was excess availability of $15.0 million, for the following twelve-month periods: December 31, 2006 – $4.5 million; March 31, 2007 – $4.9 million; June 30, 2007-$5.2 million; September 30, 2007 – $5.2 million and December 31, 2007 – $5.5 million. The Wachovia Agreement did not affect the amount of minimum excess availability that the Company was required to maintain. The Company was not in compliance with the EBITDA and fixed charge ratio covenants as of June 30, 2007; however, these were cured when the outstanding debt under the Wachovia Agreement was paid in full on July 19, 2007. The pay-off of the indebtedness under the Wachovia Agreement resulted in the Company recording $0.9 million as debt extinguishment costs during the third quarter of 2007. This reflected the write-off of a portion of the deferred debt costs associated with the Wachovia Agreement which had been capitalized and were being amortized over the life of the Wachovia Agreement. The remaining portion of the Wachovia Agreement deferred debt costs ($1.0 million) is being amortized over the life of the new Agreement, as Wachovia is a participant.

On March 31, 2006, the Company amended its Credit Facility with Wachovia Capital Finance Corporation (New England) pursuant to a Fourteenth Amendment to Loan and Security Agreement. The amended Credit Facility changed financial covenants for (i) minimum earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) (tested quarterly commencing December 31, 2005 and not required if Excess Availability, as defined in the agreement, equaled or exceeded $15.0 million at all times during the three-month period immediately preceding such test date) such that minimum EBITDA required during the twelve-month periods ended on March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 was reduced, and (ii) minimum Excess Availability ($3.0 million from March 31, 2006 through May 31, 2006 and $5.0 million from June 1, 2006 through June 30, 2006) so as to give no effect to the limitations on Excess Availability imposed by the maximum credit under the amended Credit Facility of $80.0 million or the Revolving Loan Ceiling, as defined in the agreement. In addition, a Fixed Charge Coverage Ratio financial covenant was added which required that on December 31, 2007 and on each March 31, June 30, September 30, and December 31 thereafter, in each case for the twelve months ended, a Fixed Charge Coverage Ratio, as defined in the Credit Facility, would be no less that 1.00 to 1.00. Compliance with the Fixed Charge Coverage Ratio covenant would not be required on any test date if Excess Availability equaled or exceeded $15.0 million at all times during the three-month period immediately preceding such test date.

On October 23, 2006, the Company amended its Credit Facility with Wachovia Capital Finance Corporation (New England) pursuant to the Fifteenth Amendment to the Loan and Security Agreement (the ‘‘Amendment’’). The Amendment, which was effective as of September 30, 2006, revised certain financial covenants such that the (i) minimum EBITDA (which is tested quarterly)

required during the twelve-month period ended on September 30, 2006 was reduced from $4.0 million to $750 thousand (compliance with the covenant was not required if Excess Availability exceeded $15.0 million at all times during the three-month period immediately preceding such test date), and (ii) the requirement of $5.0 million minimum Excess Availability was extended until Lender’s receipt of the Company’s December 31, 2006 audited financial statements. In addition, the Inventory Loan Limit was reduced from $55.0 million to $49.0 million in October 2006, $46.0 million in November 2006, $43.0 million in December 2006 and $40.0 million thereafter.

The Credit Facility also contained a financial covenant that Adjusted Net Worth after September 30, 2004 would exceed $40.0 million. The Company was in compliance with all financial covenants contained in the Credit Facility, as amended in 2006.

The Credit Facility, which was originally entered into on January 4, 2001, and amended thereafter, was collateralized by a blanket first security interest in substantially all of the Company’s assets plus a pledge of stock of the Company’s subsidiaries. Available borrowings under the revolving credit line was determined by a borrowing base consisting of the Company’s eligible accounts receivable and inventory, adjusted by an advance rate. Borrowings under the revolving credit line were classified as short term in the accompanying consolidated balance sheet.

At December 31, 2006, the weighted average interest rate on outstanding borrowings under the then existing Credit Facility was 7.73%.

Other Debt Information

During the year ended December 31, 2007, the weighted average interest rate on outstanding borrowings was 8.94%. The weighted average interest rate during 2006 was 7.4%. Average outstanding debt during 2007 was $67.6 million compared to $56.9 million during 2006.

Capitalized lease obligations relate primarily to computer equipment and racking at the Company’s distribution center in Southaven, Mississippi. The total future payments under the capital leases outstanding on December 31, 2007, of $793 thousand include interest of $43 thousand.

The Company’s NRF subsidiary in The Netherlands has a 5.0 million Euro credit facility under which it may borrow. Interest on any borrowings is calculated at the LIBOR borrowing rate plus 1%. There were no borrowings outstanding under this credit facility at either December 31, 2007 or 2006.

The Company utilized letters of credit of $4.9 million at December 31, 2007 and 2006 to back certain insurance policies and certain trade purchases.

Minimum future debt repayments, excluding revolving credit borrowings, will be $539 thousand in 2008, $211 thousand in 2009, none in 2010, none in 2011 and $49.6 million in 2012. The term loan payment of $49.6 million due in 2012 has been reclassified from long-term debt to short-term debt as a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance to zero by May 31, 2008 (see Note 3).

Note 10 – Stockholders’ Equity

Common Stock:    At the Company’s annual stockholders’ meeting, held on July 22, 2005, stockholders approved an increase in the Company’s authorized common stock from 17.5 million shares to 47.5 million shares.

See Note 21 for a description of the warrants to purchase common stock which were issued on March 26, 2008.

Preferred Stock:    In connection with the acquisition of Ready-Aire, the Company issued 30,000 shares of its Series B Convertible Preferred Stock (‘‘Preferred Stock’’), with a liquidation preference of $3.0 million. As noted in Note 13, included herein, on June 29, 2007 an arbitrator’s decision concerning the dispute associated with the Ready-Aire earn-out calculation, resulted in a $3.2 million increase in the liquidation preference of the remaining 12,781 outstanding shares of Series B Preferred Stock. The Preferred Stock is non-transferable and is entitled to cumulative dividends of 5%. It is redeemable at the Company’s option, at the liquidation preference at the time of redemption. The

Preferred Stock is convertible into common stock based upon the liquidation preference and the market value of common stock at the time of conversion, as further defined in the purchase agreement. The aggregate number of shares of common stock to be issued upon conversion of Preferred Stock could not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion (the ‘‘Conversion Cap’’), unless the Company waived such Conversion Cap. On June 27, 2007, the Company, by action of its Board of Directors, waived the Conversion Cap. On October 12, 2007, 2,868 shares of Preferred Stock, with a liquidation preference of $999 thousand, were converted into 459,071 shares of common stock.

Accumulated Other Comprehensive Income (Loss):    Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in Stockholders’ Equity. The adjustments for the years ended December 31, were as follows:

	Minimum Pension Liability	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2005	$(6,062)	$(620)	$(6,682)
Annual adjustment	2,616	3,508	6,124
Impact of adopting FASB Statement No. 158	(912)	—	(912)
Balance at December 31, 2006	(4,358)	2,888	(1,470)
Annual adjustment	(240)	3,487	3,247
Balance at December 31, 2007	$(4,598)	$6,375	$1,777

The annual adjustment to the minimum pension liability in 2006 was primarily due to a change in the domestic discount rate ($1.0 million), favorable domestic fund performance ($1.5 million) and other domestic actuarial charges ($0.6 million) offset by an increase of $0.5 million due to the change in domestic mortality table. The impact of adopting FASB Statement No. 158 in 2006 of $(0.9) million represents $(0.6) million from domestic plans and $(0.3) million for foreign plans, which is net of $0.2 million of foreign income taxes. The annual adjustment in 2007 represents ($0.5) million from domestic plans offset by $0.3 million for foreign plans, which is net of $0.1 million of foreign income taxes. The domestic adjustment reflects unfavorable fund performance, while the foreign plan change reflects a curtailment gain resulting from headcount reductions primarily at the Company’s Mexico City manufacturing operation.

The foreign currency translation adjustment in both 2006 and 2007 largely results from a strengthening of the Euro in relation to the U.S. dollar and the Company’s net asset position in Europe.

Note 11 – Restructuring Charges

During 2007, the Company reported $4.1 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. In September 2006, the Company had announced that it would be commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during the first nine months of 2007 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 83 prior to the October 2, 2007 reduction described below and the establishment of supply agreements with distribution partners in certain areas. These actions are designed to streamline the Company’s go-to-market approach and improve its market position and business performance by establishing in some cases, relationships with distribution partners to better address geographic market areas that do not justify stand-alone branch locations.

On July 25, 2007, in response to soft 2007 second quarter sales and expectations of lower-than-expected results for the full year, due to market conditions, the Company announced that it was finalizing and acting upon additional strategic actions to right size its North American operational and administrative structure going forward. In addition, these restructuring charges include a number of immediate actions to change the Company’s ‘‘go-to-market’’ strategy through its branch operations, which would further reduce branch operating costs while also enhancing the Company’s capability to more efficiently service its local customers.

The headcount reductions, during 2007, in the United States resulted from the elimination of approximately 200 salaried positions, while reductions at the Company’s Mexican manufacturing facilities resulted from the elimination of approximately 100 positions, as a result of production cutbacks reflecting the conversion of radiator production from copper/brass to aluminum construction and the Company’s efforts to right-size its manufacturing facilities.

On October 2, 2007, the Company announced the closure of 36 branch locations and the establishment of supply agreements with distribution partners to service these customers. This resulted in a reduction of branch and agency locations to 47. These actions included the sale of selected assets at the branch locations during the fourth quarter of 2007 and resulted in approximately $1.0 million in cash restructuring costs from employee severance and facility closure costs associated with the actions taken. An additional branch was closed during the fourth quarter of 2007 reducing the number of branch and agency locations to 46 at December 31, 2007.

During the first six months of 2006, the Company completed the relocation of its copper/brass radiator production from Nuevo Laredo to its Mexico City facility. This resulted in the recording of $0.5 million of restructuring costs during 2006 associated with the termination of 78 employees, facility consolidation costs and the write-down of fixed assets, no longer required, to net realizable value. During 2005, the Company had incurred approximately $1.6 million of restructuring costs associated with the relocation of equipment, employee-related costs associated with the elimination of 194 positions along with the non-cash write-off of certain inventory and the non-cash write-down of fixed assets, no longer required, to net realizable value.

In August 2006, the Company announced the relocation of a portion of its air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo Laredo, Mexico. The Company took this action in order to lower its manufacturing costs. The relocation and closing activities resulted in the Company incurring approximately $0.1 million restructuring costs, associated with relocating inventory and fixed assets.

In August 2006, the Company also announced that it would reduce the salaried and hourly workforce at its MexPar manufacturing facility in Mexico City, Mexico. The workforce reduction was associated with the Company’s conversion of radiator production from copper/brass construction to aluminum construction in order to lower product costs. Some of the aluminum construction product is now produced at the Company’s Nuevo Laredo, Mexico facility and some is purchased. The workforce reductions occurred during the third and fourth quarter of 2006 and resulted in approximately $0.7 million of one-time personnel related termination expenses associated with the elimination of 126 positions.

In order to better align its go-to-market distribution strategy with customer needs, on September 22, 2006, the Company announced that it would commence the process of realigning its branch structure. This realignment process included the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Announced actions during the third and fourth quarter of 2006 resulted in the Company reducing the number of branch locations by 26, reflecting the Company’s desire to provide a rational and appropriate distribution model in each geographic area where it does business, while balancing distribution cost-to-market with maintaining exceptional customer service. These activities which were completed by the end of 2006, resulted in the Company incurring approximately $1.5 million of restructuring costs associated with one-time employee termination costs and the relocation of inventory and facility dispositions.

During December 2006, the Company closed its Racine office and consolidated the functions performed there into its New Haven headquarters. The Company recorded restructuring costs of $0.2 million associated with one-time employee termination and facility closure costs.

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

On April 8, 2005 the Company announced the closure of its aluminum heater manufacturing facility in Buffalo, New York and the movement of all aluminum heater production to its Nuevo Laredo, Mexico facility. The Company took these actions in order to improve its product cost position. The closing and relocation activities were completed by September 30, 2005 and resulted in the Company incurring $1.0 million of restructuring costs. This closure resulted in the termination of 54 employees.

In connection with the restructuring program announced at the time of the merger with Modine Aftermarket, on July 25, 2005 the Company announced that it would close its Emporia, Kansas manufacturing facility and move its radiator and oil cooler production to two existing facilities in Mexico. In addition, two heavy duty regional plants and branch distribution centers in Denver, Colorado and Seattle, Washington were also closed and consolidated into existing facilities. The Company took these actions in order to lower its product costs and streamline its manufacturing capabilities. The closing and relocation actions related to the Emporia, Kansas facility were completed by the end of 2005. The closure and relocation of the regional plant facilities were completed by September 30, 2005. Costs associated with Modine facilities were accrued on the opening balance sheet as a purchase accounting entry while costs associated with Proliance facilities are included in the Statements of Operations as restructuring expense as incurred.

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

The remaining restructuring reserve balance at December 31, 2005, 2006 and 2007 was classified in other accrued liabilities. A summary of restructuring charges and payments during the three years ended December 31, 2007 is as follows:

	Workforce Related	Facility Consolidation	Asset Write-down	Total
	(in thousands)
Balance at December 31, 2004	$—	$—	$—	$—
Charge to operations	1,041	1,388	1,851	4,280
Modine Aftermarket acquisition balance sheet	2,186	2,647	—	4,833
Cash payments	(2,944)	(2,364)	—	(5,308)
Non-cash write-off	—	—	(1,851)	(1,851)
Balance at December 31, 2005	283	1,671	—	1,954
Charge to operations	1,744	1,196	189	3,129
Cash payments	(1,353)	(1,478)	—	(2,831)
Non-cash write-off	—	—	(189)	(189)
Balance at December 31, 2006	674	1,389	—	2,063
Charge to operations	3,644	651	(178)	4,117
Reversal of accrual no longer required	—	(428)	—	(428)
Non-cash write-off	—	—	178	178
Cash payments	(3,339)	(910)	—	(4,249)
Balance at December 31, 2007	$979	$702	$—	$1,681

Of the $4.3 million of restructuring charges included in the Consolidated Statements of Operations for the year ended December 31, 2005, $0.4 million was included in cost of sales as it represents the write down of inventory to net realizable value.

The $0.2 million non-cash credit in 2007, reflects an actuarially computed pension liability curtailment gain as a result of headcount reductions, which occurred principally at the Company’s Mexico City manufacturing facility during 2007. The reversal in 2007 of a $0.4 million accrual recorded at the time of the Modine merger, which was no longer required, resulted in a reduction of selling, general and administrative expenses.

The remaining accrual for facility consolidations at December 31, 2007 consists primarily of lease obligations and facility exit costs, which are expected to be paid by the end of 2011. Workforce related expenses will be paid by the end of 2009.

Note 12 – Retirement and Post-retirement Plans

Domestic Retirement Plans:    A majority of the Company’s non-union full-time U.S. employees are covered by a cash balance defined benefit plan. Generally, employees become vested in their pension plan benefits after 5 years of employment. The Company also maintains a non-qualified retirement plan to supplement benefits for designated employees whose pension plan benefits are limited by the provisions of the Internal Revenue Code. The Company uses December 31 as the measurement date for its domestic retirement plans.

Pension assets and liabilities associated with the Heavy Duty OEM business unit remained with the Company after the sale of this business unit in 2005.

Domestic Postretirement Plans:    The Company provides healthcare and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The Company accrues for the cost of its postretirement healthcare and life insurance benefits based on actuarially determined costs recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. The Company funds these costs on a pay as you go basis. The Company uses December 31 as the measurement date for its domestic postretirement plans.

Components of net periodic benefit cost of domestic retirement and postretirement plans for the three years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2007	2006	2005	2007	2006	2005
	(in thousands)
Service cost	$831	$946	$807	$—	$—	$2
Interest cost	1,959	1,845	1,842	15	21	25
Expected return on plan assets	(2,312)	(2,076)	(2,065)	—	—	—
Curtailment loss (gain)	—	—	181	—	—	(30)
Amortization of net loss (gain)	614	620	530	(9)	—	2
Net periodic benefit cost	1,092	1,335	1,295	6	21	(1)
Less: Allocated to discontinued operation	—	—	66	—	—	—
Allocated to continuing operations	$1,092	$1,335	$1,229	$6	$21	$(1)

The curtailment charge in 2005 relates to the closure of facilities in conjunction with the Company’s restructuring activities.

The following tables set forth the domestic plans’ combined funded status and amounts recognized in the Company’s consolidated balance sheets at December 31:

	Retirement Plans		Postretirement Plans
	2007	2006	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$33,267	$33,266	$312	$385
Service cost	831	946	—	—
Interest cost	1,959	1,845	15	21
Actuarial loss (gain)	203	(725)	(90)	(56)
Actual gross benefits paid	(3,248)	(2,065)	(14)	(38)
Benefit obligation at December 31	33,012	33,267	223	312
Change in plan assets:
Fair value of plan assets at January 1	30,454	26,163	—	—
Actual return on plan assets	1,306	3,675	—	—
Company contributions	2,656	2,681	14	38
Actual gross benefits paid	(3,248)	(2,065)	(14)	(38)
Fair value of plan assets at December 31	31,168	30,454	—	—
Benefit obligation (in excess of) plan assets at December 31	(1,844)	(2,813)	(223)	(312)
Unrecognized prior service cost	158	142	—	—
Unrecognized net loss (gain)	4,534	3,955	(154)	(74)
Net amount recognized	$2,848	$1,284	$(377)	$(386)
Amounts recognized in statement of financial position (before FAS 158 adoption):
Long-term pension asset	$—	$780	$—	$—
Accrued benefit liability	—	(2,942)	—	(386)
Accumulated other comprehensive loss	—	3,446	—	—
Net amount recognized	$—	$1,284	$—	$(386)
Impact of adopting FAS 158
Long-term pension asset	$—	$(627)	$—	$—
Accrued benefit liability	—	(25)	—	74
Accumulated other comprehensive loss (income)	—	652	—	(74)
Net impact	$—	$—	$—	$—
Amounts recognized in statement of financial position (after FAS 158 adoption):
Long-term pension asset	$107	$153	$—	$—
Accrued benefit liability	(1,951)	(2,967)	(223)	(312)
Accumulated other comprehensive loss (income)	4,692	4,098	(154)	(74)
Net amount recognized	$2,848	$1,284	$(377)	$(386)
Amounts recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$4,534	$3,956	$(154)	$(74)
Prior service cost	158	142	—	—
Total	$4,692	$4,098	$(154)	$(74)

During the year ending December 31, 2008, the Company expects to recognize in its net periodic pension cost $128 thousand of actuarial loss and $20 thousand of prior service cost.

The assumptions used in the determination of the domestic retirement and postretirement benefit obligation at December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.20%	5.97%	5.88%	6.20%	5.97%	5.88%
Salary progression	4.25%	4.25%	4.25%	—	—	—
Initial trend rate	—	—	—	10.00%	11.00%	12.00%
Ultimate trend rate	—	—	—	9.00%	9.00%	9.00%
Years to ultimate rate	—	—	—	1	2	3

The assumptions used in the determination of the net periodic benefit cost for the domestic retirement and postretirement plans for the years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2007	2006	2005	2007	2006	2005
Discount rate	5.97%	5.88%	6.00%	5.97%	5.88%	6.00%
Return on assets	9.00%	9.00%	9.00%	—	—	—
Salary progression	4.25%	4.25%	4.25%	—	—	—
Initial trend rate	—	—	—	11.00%	12.00%	12.00%
Ultimate trend rate	—	—	—	9.00%	9.00%	9.00%
Years to ultimate trend	—	—	—	2	3	3

The return on assets reflects the long-term rate of return on plan assets expected to be realized over a ten-year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company’s long-term annual rate of return pension assumption is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance.

Assumed healthcare cost trend rates can have an effect on the amounts reported as expense for the post-retirement healthcare plan. A one-percentage point change in the assumed healthcare cost trend rates would have an immaterial effect on total service and interest cost components and an immaterial effect on the post retirement benefit obligation.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $30.4 million, $30.3 million, and $28.9 million as of December 31, 2007 and $30.7 million, $30.5 million and $28.1 million as of December 31, 2006, respectively.

Benefits expected to be paid to participants under the Company’s defined benefit pension plans are $2.4 million in 2008, $2.3 million in 2009, $2.4 million in 2010, $2.7 million in 2011, $2.7 million in 2012 and $14.4 million between 2013 and 2017.

Under the Company’s postretirement plans, expected benefit payments are $22 thousand in 2008, $20 thousand in 2009, $19 thousand in 2010, $19 thousand in 2011, $18 thousand in 2012 and $82 thousand between 2013 and 2017.

Target and actual allocations of the Company’s domestic pension plan assets by category of investment are as follows:

		Actual Allocation at December 31,
Asset Category	Target Allocation	2007	2006
Equity securities	70%	66%	72%
Debt securities	30%	34%	28%
Total	100%	100%	100%

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

It is the Company’s policy to make contributions to its qualified retirement plans sufficient to meet the minimum funding requirements of applicable laws and regulations. During 2008, the Company currently estimates that pension contributions will be $1.0 million. The Pension Protection Act of 2006, which will change the method for determining the minimum required pension contribution in 2008, is not expected to have a significant impact on either of the Company’s domestic pension plans. It should be noted that actual valuation results, which will determine the 2008 minimum contribution, could differ from those used in the current valuation.

401(k) Investment Plan:    Under the Company’s 401(k) Plan, substantially all of the Company’s non-union employees and certain union employees are eligible to contribute a portion of their salaries into various investment options, which include the Company’s common stock. The Company matches a percentage of the amounts contributed by the employees. The Company’s matching contributions were $0.5 million in 2007, 2006 and 2005.

Foreign Plans:    The Company has defined-benefit plans and/or termination indemnity plans covering substantially all of its eligible foreign employees. Benefits under these plans are based on years of service and final average compensation levels. Funding is limited to statutory requirements. The Company uses December 31 as the measurement date for the plans in Mexico and November 30 for the plans in Europe.

Components of net foreign plan periodic benefit cost for the years ended December 31, 2007 and 2006 and the period July 22, 2005 (the merger date) through December 31, 2005 are as follows:

	2007	2006	2005
	(in thousands)
Service cost	$259	$245	$95
Interest cost	322	317	120
Curtailment (gain)	(181)	—	—
Expected return on plan assets	(166)	(174)	(48)
Amortization of net loss (gain)	4	(12)	—
Net periodic benefit cost	$238	$376	$167

The curtailment gain in 2007 resulted from headcount reductions primarily at our Mexico City, Mexico facility.

The Company also participates in foreign multi-employer pension plans. Pension expense for these plans was $1.1 million, $1.0 million and $0.3 million for the twelve months ended December 31, 2007 and 2006 and the period July 22, 2005 through December 31, 2005, respectively.

The following tables set forth the foreign plans combined funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$4,097	$3,975
Service cost	259	245
Interest cost	322	317
Curtailment (gain)	(307)	—
Actuarial (gain) loss	(194)	375
Plan change	(122)	—
Actual gross benefits paid	(262)	(815)
Benefit obligation at December 31	3,793	4,097
Change in plan assets:
Fair value of plan assets at beginning of period	1,905	2,156
Actual return on plan assets	154	103
Company contributions	534	461
Actual gross benefits paid	(262)	(815)
Fair value of plan assets at December 31	2,331	1,905
Benefit obligation (in excess of) plan assets at December 31	(1,462)	(2,192)
Unrecognized net loss	80	471
Net amount recognized	$(1,382)	$(1,721)
Amounts recognized in statement of financial position (before adoption of FAS 158):
Long-term pension asset	$—	$—
Accrued benefit liability	—	(1,721)
Accumulated other comprehensive loss	—	—
Net amount recognized	$—	$(1,721)
Impact of adopting FAS 158:
Long-term pension asset	$—	$—
Accrued benefit liability	—	(471)
Accumulated other comprehensive loss	—	471
Net impact	$—	$—
Amounts recognized in statement of financial position (after FAS 158 Adoption)
Long-term pension asset	$—	$—
Accrued benefit liability	(1,462)	(2,192)
Accumulated other comprehensive loss	80	471
Net amount recognized	$(1,382)	$(1,721)

The accumulated other comprehensive loss of $80 thousand and $0.5 million at December 31, 2007 and 2006, respectively, reflect net actuarial losses.

Assumptions used in the determination of the foreign retirement benefit obligation at December 31, 2007 were a discount rate of 5.25% and salary progression of 3.0% in Europe and a discount rate of 8.50% and salary progression of 4.75% in Mexico. The assumptions used in the determination of the foreign retirement benefit obligation at December 31, 2006 were a discount rate of 4.25% and salary progression of 2.5% in Europe and a discount rate of 9.0% and salary progression of 5.0% in Mexico. The assumptions used in the determination of the foreign retirement benefit obligation at

December 31, 2005 were a discount rate of 4.0% and salary progression of 2.5% in Europe and a discount rate of 10.25% and salary progression of 6.25% in Mexico.

The assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2007 were a discount rate of 4.25%, an expected rate of return of 4.0% and salary progression of 2.5% in Europe and a discount rate of 9.0%, an expected rate of return of 10.0% and salary progression of 5.0% in Mexico. The assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2006 were a discount rate of 4.25%, an expected rate of return of 4.0% and salary progression of 2.5% in Europe and a discount rate of 9.0%, an expected rate of return of 10.0% and salary progression of 5.0% in Mexico. The assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2005 were a discount rate of 4.0%, an expected rate of return of 4.0% and salary progression of 2.5% in Europe and a discount rate of 10.25%, an expected rate of return of 11.25% and salary progression of 6.25% in Mexico.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension plans with accumulated benefit obligations in excess of plan assets were $3.8 million, $3.2 million and $2.3 million at December 31, 2007 and $4.0 million, $3.4 million and $1.9 million at December 31, 2006.

Company contributions to foreign plans in 2008 are estimated to be $0.5 million.

Benefits expected to be paid to participants under the Company’s foreign defined benefit pension plans are $0.2 million in 2008, $1.6 million in 2009, $0.2 million in 2010, $0.2 million in 2011, $0.2 million in 2012 and $1.5 million between 2013 and 2017.

Assets of the Company’s foreign pension plans and target allocations by category of investment are as follows:

		Actual Allocation at December 31,
Asset Category	Target Allocation	2007	2006
Equity securities	0%	0%	0%
Debt securities	100%	100%	100%
Total	100%	100%	100%

Note 13 – Arbitration Earn-Out Decision

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

Arbitrator Decision.    On June 29, 2007, the arbitrator notified the parties that he had determined that Mr. Wilhide was entitled to an earn-out of $3.2 million. In accordance with the Agreement, this earn-out has been paid by increasing the liquidation preference of the 12,781 then outstanding shares of Series B Preferred Stock held by Mr. Wilhide, after prior conversions, from $100.00 per share (representing an aggregate liquidation preference of $1.3 million) to $348.3727 per share (or an aggregate liquidation preference of $4.5 million).

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

Financial Impact.    As a result of the waiver of the Conversion Cap described above, the full amount of the earn-out determined to be payable by the arbitrator has been paid in additional liquidation preference on the Series B Preferred Stock (or ultimately in shares of Proliance common stock upon Mr. Wilhide’s conversion of his shares of Series B Preferred Stock), and no portion of that amount was paid by Proliance in cash. In addition, Mr. Wilhide was entitled to payment in cash of dividends he would have received on his Series B Preferred Stock as if the earn-out took place in April 2000. These additional dividends, plus interest and an increased cash bonus payment due to Mr. Wilhide, required Proliance to pay Mr. Wilhide in cash the sum of $1.3 million in July 2007. The earn-out of $3.1 million and the interest on unpaid dividends of $0.2 million and bonus payment of $28 thousand have been charged to operating results during the year ended December 31, 2007. Additional interest expense on the unpaid dividends of $4 thousand was charged to operating results for the three months ended September 30, 2007. The additional dividends of $1.1 million have been deducted from Shareholders’ Equity at December 31, 2007. As part of its decision, the arbitrator required Mr. Wilhide to reimburse Proliance for arbitration expenses in the amount of $0.2 million. This amount has been recorded as a reduction of operating expense during the year ended December 31, 2007.

Note 14 – Stock Compensation Plans

Stock Options:    At December 31, 2007, the Company had three stock option plans (Equity Incentive Plan, 1995 Stock Plan and Non-Employee Directors Stock Option Plan) under which key employees and directors have been granted options to purchase Proliance common stock. At the Company’s annual stockholders’ meeting, held on July 22, 2005, stockholders approved the Company’s Equity Incentive Plan (the ‘‘Incentive Plan’’). The Incentive Plan became operative immediately after the merger. The Incentive Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units, deferred shares and units, stock appreciation rights and other equity-linked awards, payable in cash or in shares of the Company’s common stock. Under the Incentive Plan equity-based awards up to 1.4 million shares of the Company’s common stock may be granted, in addition to 56,400 shares available for options replacing options under the Non-Employee Directors Stock Option Plan (the ‘‘Directors Plan’’). Awards under the Incentive Plan can be made to directors, officers or other key employees. Under the Incentive Plan, up to 200,000 shares, in addition to shares available for options replacing options issued under the Directors Plan, may be utilized for grants to non-employee directors. As of December 31, 2007 and 2006, respectively, 177,500 and 179,958 shares were reserved for stock options granted under the Equity Incentive Plan.

No new awards may be granted under either the 1995 Stock Plan or the Directors Plan, which both expired in September 2005. Under the 1995 Stock Plan (the ‘‘Stock Plan’’), options were granted at fair market value on the date of grant and were generally exercisable cumulatively at the rate of 25% one year from the date of grant, 50% two years from the date grant, 75% three years from the date of grant, and 100% four years from the date of grant. As a result of the Modine merger, all unvested outstanding options granted to key employees as of July 22, 2005 became fully vested. Options granted under the Stock Plan generally expire ten years from the date of the grant. The total number of shares of common stock with respect to which stock options may be granted and restricted shares may be awarded under the Stock Plan was not to exceed 600,000. At December 31, 2007 and 2006, respectively, 339,777 and 460,026 common shares were reserved for stock options granted under the Stock Plan.

The Directors Plan provided for the issuance of options at the fair market value of the common stock covered thereby on the date of grant. Subject to certain acceleration provisions, each option granted under the Directors Plan is exercisable 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant. Options granted under the Directors Plan expire ten years from the date of grant. The total number of shares of common stock with respect to which options may be granted under the Directors Plan was not to exceed 100,000 shares. At December 31, 2007 and 2006, respectively, 30,800 and 36,800 common shares were reserved for stock options granted under the Directors Plan.

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

Information regarding the Stock Plan, the Directors Plan and Incentive Plan is as follows:

		Option Price Range
Stock Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2004	544,359	$2.56	$4.03	$5.88
Exercised	(2,500)	4.51	4.51	4.51
Cancelled	(7,500)	4.65	4.65	4.65
Outstanding at December 31, 2005	534,359	2.56	4.02	5.88
Cancelled	(74,333)	2.56	3.82	4.72
Outstanding at December 31, 2006	460,026	2.56	4.05	5.88
Exercised	(10,000)	2.56	2.56	2.56
Cancelled	(110,249)	3.20	4.35	5.88
Outstanding at December 31, 2007	339,777	2.56	3.99	5.25
Exercisable at December 31, 2007	339,777	2.56	3.99	5.25

		Option Price Range
Directors Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2004	99,200	$2.70	$7.50	$11.75
Exercised	(1,500)	2.70	2.70	2.70
Cancelled	(60,900)	4.72	9.37	11.75
Outstanding at December 31, 2005	36,800	2.70	4.61	5.50
Cancelled	0	—	—	—
Outstanding at December 31, 2006	36,800	2.70	4.61	5.50
Cancelled	(6,000)	2.70	4.61	5.50
Outstanding at December 31, 2007	30,800	2.70	4.61	5.50
Exercisable at December 31, 2007	30,800	2.70	4.61	5.50

		Option Price Range
Equity Incentive Plan	Number of Options	Low	Weighted Average	High
Outstanding at December 31, 2004	—	$—	$—	$—
Granted	56,400	7.75	9.70	11.75
Outstanding at December 31, 2005	56,400	7.75	9.70	11.75
Granted	140,337	5.27	5.27	5.27
Cancelled	(16,779)	5.27	5.27	5.27
Outstanding at December 31, 2006	179,958	5.27	6.66	11.75
Granted	25,000	2.90	2.90	2.90
Cancelled	(27,458)	5.27	5.27	5.27
Outstanding at December 31, 2007	177,500	2.90	6.34	11.75
Exercisable at December 31, 2007	80,418	5.27	8.38	11.75

The total intrinsic value of the options exercised during the years ended December 31, 2007 and 2005 under the Stock Plan and Directors Plan was $24 thousand and $11 thousand, respectively. There were no other option exercises under the three Company plans during the three years ended December 31, 2007.

The weighted average remaining term (in years) of all options outstanding at December 31, 2007, 2006 and 2005 was 4.7, 5.6 and 5.2, respectively. The intrinsic value (in thousands) of options outstanding at December 31, 2007, 2006 and 2005 was $0, $288, and $711, respectively.

Total stock options exercisable at December 31, 2007, 2006 and 2005 under the three Company plans were 450,995, 553,226 and 625,259, respectively. The weighted average remaining term (in years) of options exercisable at December 31, 2007, 2006 and 2005 was 3.9, 4.8 and 5.2, respectively. The intrinsic value (in thousands) of options exercisable at December 31, 2007, 2006 and 2005 was $0, $288 and $710, respectively.

Stock-based compensation expense associated with outstanding stock options, which was included in selling, general and administrative expenses, was $65 thousand for year ended December 31, 2007 and $77 thousand for the year ended December 31, 2006, including $2 thousand from the adoption of SFAS No. 123R.

At December 31, 2007, there was $151 thousand of unrecognized stock-based compensation expense related to 2006 stock option grants and $34 thousand of unrecognized expense from 2007 grants, which will be written off over the remaining portion of the grant’s vesting period, which are 26 months and 41 months, respectively.

The stock-based compensation expense was calculated using the following assumptions for the years ended December 31:

	2007	2006
Expected volatility	51.21%	52.94%
Risk-free interest rate	5.09%	4.50%
Expected life	6 years	6 years
Dividend	-0-	-0-

Restricted Stock:    Non-vested restricted stock activity during the two years ended December 31, 2007 was as follows:

		Grant Date Fair Value
	Number of Shares	Low	Weighted Average	High
Balance at December 31, 2005	—	$—	$—	$—
Granted	56,138	5.27	5.27	5.27
Cancelled	(6,712)	5.27	5.27	5.27
Balance at December 31, 2006	49,426	5.27	5.27	5.27
Granted	40,491	2.35	3.54	4.24
Vested	(12,350)	5.27	5.27	5.27
Cancelled	(8,237)	5.27	5.27	5.27
Balance at December 31, 2007	69,330	2.35	4.26	5.27

There was no restricted stock activity during the year ended December 31, 2005.

Stock-based compensation expense for outstanding restricted stock grants, which is included in selling, general and administrative expenses, was $111 thousand for the year ended December 31, 2007 and $54 thousand for the year ended December 31, 2006.

At December 31, 2007, there was $118 thousand of unrecognized stock-based compensation related to 2006 restricted stock grants and $78 thousand of unrecognized expense from 2007 grants, which will be written off over the remaining vesting periods of the grants which are between 4 and 29 months.

Performance Restricted Stock:    On May 3, 2007, the Company granted 232,600 shares of performance restricted stock under the Incentive Plan. These shares vest over a three-year period but were only earned if pre-determined targets for both net income and cash flow from operations during 2007 were achieved. Based upon the market price of the common stock on the date of grant, $3.37 per share, total compensation cost of $0.8 million would have been recorded over the vesting period of the shares. Results for the three months ended September 30, 2007 included a $44 thousand reduction of compensation expense to reflect the reversal of expense previously recorded in the first and second quarters of 2007, as management determined that it was likely that the net income and cash flow targets for 2007 would not be achieved. All outstanding performance restricted shares under the grant were cancelled as of December 31, 2007.

On June 4, 2007, the Company granted 15,000 shares of performance restricted stock under the Incentive Plan. These shares vest over a three-year period but were only earned if the pre-determined targets for both net income and cash flow from operations during 2007, established for the May 3, 2007 performance stock grant, were achieved. Based upon the market price of the common stock on the date of grant, $2.90 per share, total compensation cost of $44 thousand would have been recorded over the vesting period of the shares. Results for the three months ended September 30, 2007 included a $1 thousand reduction of compensation expense to reflect the reversal of expense previously recorded in the second quarter of 2007, as management determined that it was likely that the net income and cash flow targets for 2007 would not be achieved. All outstanding performance restricted the shares under this grant were cancelled as of December 31, 2007.

On March 2, 2006, the Board of Directors granted 168,414 shares of performance restricted stock under the Incentive Plan. These shares would vest in four equal annual installments on the anniversary date of the grant; however, these shares would be forfeited if certain pre-established net income and cash flow targets for 2006 were not achieved. In the third quarter of 2006, management determined that it would not achieve the net income target for 2006, resulting in an adjustment of $41 thousand to compensation expense previously recorded in the first and second quarters of 2006. During the fourth quarter of 2006, management determined that it would not achieve the cash flow from operations target for 2006, resulting in an adjustment of $47 thousand to compensation expense previously recorded during the nine months ended September 30, 2006. All outstanding shares of performance restricted stock under this grant were cancelled as of December 31, 2006. At December 31, 2005, there were no outstanding performance restricted stock awards.

Note 15 – Income Taxes

The provision for (benefit from) income taxes for the three years ended December 31 is as follows:

	2007	2006	2005
	(in thousands)
Current:
Federal	$—	$—	$—
Foreign	2,016	1,203	338
State and local	(75)	7	390
Total current	1,941	1,210	728
Deferred:
Federal	(4,583)	(3,570)	(6,851)
Foreign	(210)	510	253
State and local	356	(153)	(1,325)
Valuation allowance	4,228	3,723	9,046
Total deferred	(209)	510	1,123
Provision for income taxes	1,732	1,720	1,851
Provision for income taxes allocated to discontinued operation	—	—	506
Provision for income taxes allocated to gain on sale of discontinued operation	—	—	2,331
Provision for (benefit from) income taxes allocated to continuing operations	$1,732	$1,720	$(986)

A reconciliation of the provision for (benefit from) income taxes at the Federal statutory rate of 34% to the reported provision for (benefit from) income taxes in 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(in thousands)
(Benefit) provision computed at the Federal statutory rate	$(5,125)	$(5,554)	$(2,748)
State and local income taxes, net of Federal income tax benefit	185	(148)	(935)
Foreign tax rate differential	630	110	103
Permanent difference – Arbitration earn-out decision	1,079	—	—
Permanent difference – negative goodwill	—	—	(4,347)
Permanent differences – other	53	132	69
Valuation allowance included in provision	4,228	7,180	9,046
Other	682	—	663
Provision for (benefit from) income taxes	1,732	1,720	1,851
Provision for income taxes allocated to discontinued operation	—	—	506
Provision for income taxes allocated to gain on sale of discontinued operation	—	—	2,331
Provision for (benefit from) income taxes allocated to continuing operations	$1,732	$1,720	$(986)

Significant components of deferred income tax assets and liabilities as of December 31 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Pensions	$1,258	$1,336
Postretirement benefits	85	124
Inventories	66	0
Allowance for bad debts	1,218	2,005
Self-insurance reserves	514	832
Warranty reserves	1,238	1,413
Accrued vacation	1,139	630
Federal and state net operating loss	25,429	22,007
Deferred charges	146	253
Depreciation	2,878	2,086
Foreign Tax Credit	1,574	—
Other	897	1,621
Valuation reserve	(31,666)	(27,233)
Total deferred tax assets	4,776	5,074
Deferred tax liabilities:
Inventories	(1,419)	(3)
Other	(52)	(1,981)
Total deferred tax liabilities	(1,471)	(1,984)
Net deferred tax assets	$3,305	$3,090

The net deferred tax asset at December 31, 2007 and 2006 relates to the foreign operations and management believes that it is more likely than not that the deferred tax asset will be realized. Included in other assets at December 31, 2007 and 2006 was $4.7 million and $4.0 million, respectively, of deferred tax assets associated with foreign operations.

The Company’s federal net operating loss carry-forwards at December 31, 2007 of approximately $66.7 million expire beginning in 2023 through 2027. The net deferred losses prior to the merger of $10.2 million are subject to limitation under Internal Revenue Code Section 382 of $1.9 million per year.

At this time, the statute of limitation is still open for a potential audit of the Company’s 2004 through 2007 Federal U.S. Income Tax Returns. Similarly, depending on the state, the open years for a U.S. State Income Tax Audit are 2004 through 2007. In Mexico, tax years 2002 through 2007 are subject to review by local authorities. For the Company’s European operation, the years subject to audit range from 1998 through 2007, depending on the country. In conjunction with the Modine merger, the Company entered into a Tax Sharing Agreement with Modine, through which Modine retained the liability for adjustments to the acquired business, U.S. and foreign, for any periods prior to the merger.

As a result of the Modine Aftermarket merger in July 2005, the valuation reserve was increased by $9.4 million. The valuation reserve related to the minimum pension liability at December 31, 2007, 2006 and 2005 was $1.7 million, $1.5 million and $2.3 million, respectively. The benefit from the reversal of the valuation allowance related to the minimum pension liability will be recorded in other comprehensive income as it is realized.

The earnings of foreign subsidiaries are considered permanently reinvested in the foreign operations and therefore no provision has been made for U.S. taxes related to these subsidiaries.

(Loss) income from continuing operations before taxes from United States and foreign sources for the three years ended December 31 is as follows:

	2007	2006	2005
	(thousands)
United States	$(19,153)	$(21,051)	$(30,150)
Foreign	4,081	4,716	1,433
Loss before taxes	$(15,072)	$(16,335)	$(28,717)

Note 16 – (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per common share for the years ended December 31:

	2007	2006	2005
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(16,804)	$(18,055)	$(27,731)
Less: preferred stock dividends	(1,268)	(64)	(64)
Loss from continuing operations attributable to common stockholders	(18,072)	(18,119)	(27,795)
Income from discontinued operation, net of tax	—	—	848
Gain on sale of discontinued operation, net of tax	—	—	3,899
Extraordinary income – negative goodwill	—	—	13,053
Net loss attributable to common stockholders – basic	(18,072)	(18,119)	(9,995)
Add back: preferred stock dividend	—	—	—
Net loss attributable to common stockholders – diluted	$(18,072)	$(18,119)	$(9,995)
Denominator:
Weighted average common shares – basic	15,368	15,254	10,714
Dilutive effect of stock options	—	—	—
Dilutive effect of Series B Preferred Stock	—	—	—
Weighted average common shares – diluted	15,368	15,254	10,714
Basic and diluted (loss) income per common share:
From continuing operations	$(1.18)	$(1.19)	$(2.59)
From discontinued operation	—	—	0.08
From gain on sale of discontinued operation	—	—	0.36
From extraordinary income – negative goodwill	—	—	1.22
Net loss per common share	$(1.18)	$(1.19)	$(0.93)

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the years ended December 31, 2007, 2006 and 2005 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the loss from continuing operations per share. None of the options outstanding at December 31, 2007, 2006, or 2005 or Series B Preferred Stock were included in the loss per share calculations.

Note 17 – Commitments and Contingencies

Leases:    The Company’s operating leases primarily relate to manufacturing and distribution facilities and equipment, which expire between 2008 and 2015. A number of leases require that the Company pay certain executory costs (taxes, insurance and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases approximated $10.1 million in 2007, $9.6 million in 2006 and $8.2 million in 2005.

Future minimum annual rental payments under non-cancelable operating leases as of December 31, 2007 were as follows: $6.4 million in 2008, $4.5 million in 2009, $3.3 million in 2010, $2.6 million in 2011, $2.3 million in 2012 and $1.6 million thereafter.

Insurance:    The Company is self-insured for domestic healthcare, workers compensation, general liability and product liability claims up to predetermined amounts above which third party insurance applies. The Company has reserved approximately $2.2 million and $2.7 million to pay such claims as of December 31, 2007 and 2006, respectively.

Product Warranties:    The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. The most significant warranty expense estimates are forecasts based on the best information available using statistical analysis of both historical and current claim data.

Changes in the warranty liability are as follows:

	Year ended December 31,
	2007	2006
	(in thousands)
Balance at beginning of year	$1,706	$2,492
Accruals for warranties issued in current year	(440)	305
Settlements made	(488)	(1,091)
Balance at end of year	$778	$1,706

The reduction in the warranty accrual reflects a change in the Company’s warranty policy during 2006.

Legal Proceedings:    Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims.

As disclosed in Note 13 of the Notes to Consolidated Financial Statements, on June 29, 2007 the Company received an arbitration decision in the dispute concerning the ‘‘earn-out’’ payment associated with the July 23, 1998 purchase of EVAP, Inc.

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

Note 18 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Non-cash change in operating assets and liabilities:
Vendor advance offset to accounts payable	$4,405	$—	$—
Non-cash investing and financing activity:
Entered into capital lease obligation	$—	$317	$1,713
Common stock issued for net assets of Modine Aftermarket business	$—	$—	$50,667
Accrued expenses for unpaid merger transaction costs	$—	$—	$912
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,255	$10,406	$6,968
Cash paid for income taxes	$1,511	$1,348	$1,303

Note 19 – Business Segments

The Company has been organized into two reporting segments, based upon the geographic area served – Domestic and International. The Domestic marketplace supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment includes heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America. Each product group within the Domestic segment constitutes an operating segment and have been aggregated for reporting business segment information.

The Company evaluates the performance of its segments and allocates resources accordingly based on operating income (loss) before interest and taxes. Intersegment sales are recorded at cost plus a normal manufacturing profit margin.

The tables below set forth information about continuing operations reported segments for the three years ended December 31:

	Consolidated Revenues			Operating Income (Loss)
	2007	2006	2005	2007	2006	2005
	(in thousands)			(in thousands)
Domestic	$286,665	$321,256	$265,241	$8,258	$2,673	$(12,265)
International	107,277	94,839	31,597	3,464	2,850	1,370
Inter-segment revenues:
Domestic	4,023	4,012	646	—	—	—
International	16,986	24,793	6,741	—	—	—
Elimination of inter-segment revenues	(21,009)	(28,805)	(7,387)	—	—	—
Corporate expenses	—	—	—	(8,891)	(10,630)	(9,864)
Arbitration earn-out decision	—	—	—	(3,174)	—	—
Consolidated continuing operations total	$393,942	$416,095	$296,838	$(343)	$(5,107)	$(20,759)

	Total Assets			Capital Expenditures			Depreciation and Amortization Expense
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in thousands)			(in thousands)			(in thousands)
Domestic	$144,766	$163,507	$165,318	$1,832	$6,391	$7,852	$7,954	$5,636	$4,993
International	64,127	60,855	52,021	1,186	1,178	1,040	916	613	47
Consolidated continuing operations totals	$208,893	$224,362	$217,339	$3,018	$7,569	$8,892	$8,870	$6,249	$5,040

Restructuring charges included in operating income (loss) for the three years ended December 31 are as follows:

	2007	2006	2005
	(in thousands)
Domestic	$3,891	$2,235	$4,024
International	226	894	256
Total restructuring charges	$4,117	$3,129	$4,280

In 2007, 2006 and 2005 sales to AutoZone accounted for approximately 10%, 13% and 17% of consolidated net sales, respectively. In addition, Advance Auto Parts accounted for approximately 9%, 8% and 13% of consolidated net sales for 2007, 2006 and 2005, respectively. These sales were in the Domestic segment. No other customer individually represented more than 10% of net trade sales from continuing operations in any of the years reported. The loss of one of the major Domestic customers, indicated above, could have a material adverse effect on the Company’s results of operations.

Trade sales by the Company’s product lines for the three years ended December 31 are as follows:

	2007	2006	2005
	(in thousands)
Automotive and light truck heat exchange products	$257,358	$264,703	$205,800
Automotive and light truck temperature control products	46,796	63,832	41,636
Heavy duty heat exchange products	89,788	87,560	49,402
Trade sales of continuing operations	$393,942	$416,095	$296,838

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

Note 20 – Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)
Net sales	$91,938	$102,414	$115,333	$84,257
Gross margin	$17,358	$21,252	$27,218	$17,151
Net (loss) income	$(6,332)	$(6,234)	$129	$(4,367)
Basic net (loss) income per common share	$(0.42)	$(0.48)	$0.01	$(0.28)
Diluted (loss) income per common share	$(0.42)	$(0.48)	$0.01	$(0.28)

	Year Ended December 31, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)
Net sales	$91,336	$112,110	$120,734	$91,915
Gross margin	$20,948	$29,036	$30,407	$11,442
Net (loss) income	$(5,059)	$1,042	$1,259	$(15,297)
Basic net (loss) income per common share:	$(0.33)	$0.07	$0.08	$(1.00)
Diluted net (loss) income per common share:	$(0.33)	$0.07	$0.08	$(1.00)

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

Restructuring expenses for the quarters ended December 31, 2007 were $0.3 million – 1st quarter; $1.0 million – 2nd quarter; $1.9 million – 3rd quarter; and $0.9 million – 4th quarter. During the four quarters of 2006, restructuring expenses were $0.5 million – 1st quarter; $0.1 million – 2nd quarter, $0.8 million – 3rd quarter and $1.7 million – 4th quarter.

Note 21 – Subsequent Events

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes. While the Company is still determining the extent of its loss, it does have insurance which covers the facility, its contents and business interruption up to $80 million. (See Note 3).

On March 12, 2008, the Second Amendment of the Credit Agreement with Silver Point Finance, LLC (the ‘‘Second Amendment’’) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders have agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity will allow the Company to restore its operations in Southaven, Mississippi that were severely damaged (the ‘‘Southaven Casualty Event’’). The Company believes it has adequate insurance for the Southaven Casualty Event, including coverage for all of the inventory and fixed assets that were damaged. Under the Agreement, the damage to the inventory and fixed assets resulted in a dramatic reduction in the Borrowing Base (as such term is defined in the Agreement) because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders have agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’ (as defined in the Agreement) to zero by May 31, 2008 and intends to do so in part as it receives insurance proceeds relating to the Southaven Casualty Event, in accordance with the Amendment. In addition, pursuant to the Second Amendment, the Company is working to strengthen its capital structure by raising additional capital by May 31, 2008. The Company has hired Jefferies & Company, Inc. to assist it in obtaining such capital.

As previously reported, a number of Events of Default (as defined in the Agreement) had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders have waived such Events of Default including a waiver of the 2007 covenant violations, resulting in the elimination, as of the Second Amendment date, of the 2% default interest, which had been charged effective November 30, 2007. Consistent with current market conditions for similar borrowings, the Second Amendment increases the interest rate the Company must pay on its outstanding indebtedness to the Lenders to the greater of (i) the Adjusted LIBOR Rate (as defined in the Amendment) plus 8%, or (ii) 12%.

The Second Amendment requires the company and the Lenders to work together during the ten business days following the date of the Second Amendment to reset the Company’s financial covenants in the Agreement. In addition, the Second Amendment provides for certain adjustments to the Company’s financial performance relating to, for example, the Southaven Casualty Event, for purposes of evaluating the Company’s compliance with certain financial covenants. In addition, during such ten business day period, the Company has agreed to negotiate with Silver Point regarding the issuance of warrants to Silver Point to purchase up to 9.99% of the Company’s capital stock on a fully diluted basis. In connection with the Second Amendment, the Company paid the Lenders a fee of $3,000,000, which will be deferred and amortized over the remaining term of the outstanding obligations.

The Second Amendment provides the Company with additional funds for working capital needs and reflects the progress the Company has made in obtaining liquidity to meet its ongoing working capital needs.

As contemplated by the Second Amendment, described above, the Company entered into the Third Amendment to the Credit Agreement (the ‘‘Third Amendment’’) on March 26, 2008.

The Third Amendment resets the Company’s 2008 financial covenants in the Agreement. Among other financial covenants, the Third Amendment adjusted financial covenants relating to leverage, capital expenditures, consolidated EBITDA, and the Company’s fixed charge coverage ratio. The tornado damage that the Company’s main distribution facility in Southaven, Mississippi suffered on February 5, 2008 (the ‘‘Southaven Casualty Event’’) has significantly impacted the Company’s short-term operations. These covenant adjustments reset the covenants under the Agreement in light of, among other things, the Southaven Casualty Event.

The Company believes it has adequate insurance for the Southaven Casualty Event, including coverage for the inventory and fixed assets that were damaged. Under the Agreement, the damage to the inventory and fixed assets resulted in a dramatic reduction in the Borrowing Base (as such term is defined in the Agreement) because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million (the ‘‘Borrowing Base Overadvance Amount’’). Since the date of the Second Amendment, the Company has continued to work to restore its operations in Southaven, determine the full extent of the damage there, and prepare the Southaven Casualty Event-related insurance claim. As a result of these efforts, the Company has determined that a small portion of the inventory in Southaven was not damaged by the tornados, and can be returned to the Company’s inventory (and, consequently, to the Borrowing Base). As a result of this characterization, the Company and the Lenders have agreed in the Third Amendment to reduce the maximum Borrowing Base Overadvance Amount to $24.2 million. The Company intends to reduce this ‘‘Borrowing Base Overadvance Amount’’ (as defined in the Credit Agreement) by May 31, 2008 through a plan which utilizes a combination of (i) operating results and working capital management; (ii) insurance proceeds; and (iii) additional debt or equity financings, although there can be no assurance that the Company will be able to reduce the Borrowing Base Overadvance Amount as required by the Agreement.

The Third Amendment also provided the Company with a waiver for the default resulting from the inclusion of an explanatory paragraph in the audit opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.

Also as contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the Warrants’’). Warrants to purchase 993,040 shares are subject to cancellation if the Company raises $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. The Warrants were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, to two accredited investors.

The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to the issuance date and ending 180 trading days after the issuance date. The Warrants contain a ‘‘full ratchet’’ anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable American Stock Exchange rules (the ‘‘20% Issuance Cap’’). If the anti-dilution provisions would require the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) the Warrant holders, under certain circumstances, have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrant.

In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the ‘‘Warrantholder Rights Agreement’’) containing customary representations and warranties. The Warrantholder Rights Agreement also provides the Warrant holders with a preemptive right to purchase any preferred stock the Company may issue prior to December 31, 2008 that is not convertible into common stock. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the ‘‘Registration Rights Agreement’’), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, the shares of common stock issuable pursuant to the Warrants.

SCHEDULE II

Proliance International, Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period(a)	Charged to Costs and Expenses(a)		Write-Offs(a)	Other(a)		Balance at End of Period(a)
	(in thousands)
Year Ended December 31, 2007
Allowance for doubtful accounts	$5,543	$541		$(1,567)	$84	(d)	$4,601
Allowance for excess/slow moving inventory	8,609	923		(4,490)	123	(d)	5,165
Tax valuation reserve	27,233	4,228		—	205	(e)	31,666
Year Ended December 31, 2006
Allowance for doubtful accounts	$5,391	$2,610		$(2,554)	$96	(d)	$5,543
Allowance for excess/slow moving inventory	11,575	2,441		(5,517)	110	(d)	8,609
Tax valuation reserve	24,285	3,723		—	(775	)(e)	27,233
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,746	$2,433	(c)	$(1,037)	$1,249	(b)	$5,391
Allowance for excess/slow moving inventory	2,485	4,725		(1,831)	6,196	(b)	11,575
Tax valuation reserve	5,843	9,046		—	9,396	(b)	24,285

(a)	Amounts reflect activity of continuing operations.
(b)	Amounts represent balances from the Modine Aftermarket business acquisition balance sheet.
(c)	Represents reserve required for adjustments associated with new customer added in 2005 and normal provisions.
(d)	Represents changes in foreign currency translation rates.
(e)	Represents reduction in minimum pension liability.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

During 2005, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. As the Company was not classified as an accelerated filer as of

June 30, 2007, it only has to be compliant with the Section 404 management’s internal control certification requirements as of the end of 2007.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on the Company’s evaluation under the frameworks described above, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Portions of the information required by this item are included in Part I of this Report. Other information required by this item will be contained in the Company’s 2008 Proxy Statement under the headings ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’, ‘‘Code of Ethics’’, ‘‘Board Information and Committees’’ and ‘‘Proposal 1: Election of Directors’’ and is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained in the Company’s 2008 Proxy Statement under the headings ‘‘Compensation Disclosure Tables’’, ‘‘Executive Contracts and Severance and Change of Control Arrangements’’, ‘‘Compensation Discussion and Analysis’’, ‘‘Compensation Committee Report’’, and ‘‘Directors Compensation’’ is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2008 Proxy Statement under the headings ‘‘Which stockholders own at least 5% of Proliance?’’, ‘‘How much stock is owned by directors and executive officers?’’ and ‘‘Table IV Equity Compensation Plan Information’’ are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s 2008 Proxy Statement under the heading ‘‘Additional Information – Certain Transactions’’ and ‘‘Board Information and Committees’’ is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information contained in the Company’s 2008 Proxy Statement under the headings ‘‘Proposal 2: Approval of Appointment of Proliance’s Independent Accountants’’ and ‘‘Audit Committee Pre-Approval Policy’’ is incorporated herein by reference.

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

(a) (3) Exhibits

The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (b) below.

(b)	Exhibits – The following exhibits are filed as part of this report or are incorporated by reference herein:

2.1	Agreement and Plan of Merger, dated as of January 31, 2005, among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro.(8)
2.2	Contribution Agreement, dated as of January 31, 2005, among Modine Aftermarket Holdings, Inc., Modine Manufacturing Company, Modine, Inc. and Transpro.(8)
2.3	OEM Acquisition Agreement, dated as of January 31, 2005, between Modine Manufacturing Company and Transpro.(8)
2.4	Amendment to OEM Acquisition Agreement, dated as of March 1, 2005, between Modine Manufacturing Company and Transpro.(9)
2.5	Amendment to Agreement and Plan of Merger by letter dated June 16, 2005 between Transpro, Inc., Modine Manufacturing Company and Modine Aftermarket Holdings, Inc.(15)
3.1(i)	Restated Certificate of Incorporation of Proliance International, Inc.(14)
3.1(ii)	Amended and Restated Bylaws of Proliance International, Inc.(28)
4.1	Loan and Security Agreement dated as of January 4, 2001, by and between Wachovia Capital Finance Corporation (formerly known as Congress Financial Corporation) (New England) as Lender and Transpro, Inc., Ready-Aire, Inc., and GO/DAN Industries, Inc. as Borrowers.(2)
4.2	First Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(3)
4.3	Second Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(3)

4.4	Third Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(4)
4.5	Fourth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(4)
4.6	Fifth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(4)
4.7	Sixth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(4)
4.8	Seventh Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(5)
4.9	Eighth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(6)
4.10	Ninth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(7)
4.11	Tenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(10)
4.12	Eleventh Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(9)
4.13	Twelfth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(14)
4.14	Thirteenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(12)
4.15	Fourteenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(18)
4.16	Fifteenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(19)
4.17	Sixteenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation.(20)
4.18	Seventeenth Amendment to Loan and Security Agreement with Wachovia Capital Finance Corporation. (21)
4.19	Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation.(24)
10.1	Transpro, Inc. 1995 Stock Plan.(1)
10.2	Form of Stock Option Agreement under the 1995 Stock Plan.(1)
10.3	Transpro, Inc. 1995 Non-employee Directors Stock Option Plan.(1)
10.4	Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option Plan.(1)
10.5	Form of Key Employee Severance Policy.(1)
10.6	Letter Agreement, dated December 15, 1992 between Jeffrey L. Jackson and GO/DAN Industries.(1)
10.7	Employment Agreement between the Company and Charles E. Johnson.(3)
10.8	Amendment No. 1 to Employment Agreement between the Company and Charles E. Johnson.(11)
10.9	Form of Nonqualified Stock Option Agreement (Director Replacement Option).(13)
10.10	Director and Officer Indemnification Agreement.(14)

10.11	Aftermarket License Agreement between Modine Manufacturing Company and Modine Aftermarket Holdings, Inc.(14)
10.12	Proliance International, Inc. Equity Incentive Plan.(14)
10.13	Tax Sharing Agreement between Modine Manufacturing Company and Transpro, Inc.(16)
10.14	Form of Option Agreement pursuant to Equity Incentive Plan.(17)
10.15	Form of Restricted Stock Agreement pursuant to Equity Incentive Plan.(17)
10.16	Form of Performance Restricted Stock Agreement pursuant to Equity Incentive Plan.(17)
10.17	Amendment No. 2 to Employment Agreement between the Company and Charles E. Johnson.(22)
10.18	Proliance International, Inc. Supplemental Executive Retirement Plan.(22)
10.19	Proliance International, Inc. Executive Severance Plan.(22)
10.20	Board Policy on Director Elections.(23)
10.21	Form of Director Resignation Letter.(23)
10.22	Amendment No. 3 to the Employment Agreement between the Company and Charles E. Johnson.(25)
10.23	Supplemental Executive Retirement Plan, as amended.(25)
10.24	Restricted Stock Agreement dated March 26, 2007 between the company and Charles E. Johnson.(25)
10.25	Credit and Guaranty Agreement with Silver Point Finance, LLC. (26)
10.26	First Amendment and Waiver to Credit and Guaranty Agreement with Silver Point Finance, LLC.(27)
10.27	Amendment No. 4 to employment Agreement between Proliance International, Inc. and Charles E. Johnson.(28)
10.28	Proliance International, Inc. Supplemental Executive Retirement Plan, as amended.(28)
10.29	Proliance International, Inc. Executive Severance Plan, as amended.(28)
10.30	Letter Agreement with Silver Point Finance, LLC. dated February 26, 2008.(29)
10.31	Second Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(30)
10.32	Third Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(31)
10.33	Warrantholder Rights Agreement dated March 26, 2008.(31)
10.34	Registration Rights Agreement dated March 26, 2008.(31)
10.35	Form of Common Stock Purchase Warrant (Series A).(31)
10.36	Form of Common Stock Purchase Warrant (Series B).(31)
21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
24	Powers of Attorney (included on signature page).
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-96770).
(2)	Incorporated by reference to the Company’s 2000 Form 10-K.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.
(4)	Incorporated by reference to the Company’s 2001 Form 10-K.
(5)	Incorporated by reference to the Company’s Form 8-K filed September 20, 2002.
(6)	Incorporated by reference to the Company’s Form 8-K filed November 22, 2002.
(7)	Incorporated by reference to the Company’s Form 8-K filed December 27, 2002.
(8)	Incorporated by reference to the Company’s Form 8-K filed February 1, 2005.
(9)	Incorporated by reference to the Company’s Form 8-K filed March 7, 2005.
(10)	Incorporated by reference to the Company’s Form 8-K filed November 19, 2004.
(11)	Incorporated by reference to the Company’s Form 8-K filed November 3, 2004.
(12)	Incorporated by reference to the Company’s Form 8-K filed October 21, 2005.
(13)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005.
(14)	Incorporated by reference to the Company’s Form 8-K filed July 28, 2005.
(15)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2005.
(16)	Incorporated by reference to the Company’s Form S-4 filed May 2, 2005.
(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006.
(18)	Incorporated by reference to the Company’s Form 8-K filed April 5, 2006.
(19)	Incorporated by reference to the Company’s Form 8-K filed October 25, 2006.
(20)	Incorporated by reference to the Company’s Form 8-K filed January 8, 2007.
(21)	Incorporated by reference to the Company’s Form 8-K filed January 23, 2007.
(22)	Incorporated by reference to the Company’s Form 8-K filed May 9, 2006.
(23)	Incorporated by reference to the Company’s Form 8-K filed December 8, 2006.
(24)	Incorporated by reference to the Company’s Form 8-K filed March 6, 2007.
(25)	Incorporated by reference to the Company’s Form 8-K filed March 26, 2007.
(26)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.
(27)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007.
(28)	Incorporated by reference to the Company’s Form 8-K filed December 12, 2007.
(29)	Incorporated by reference to the Company’s Form 8-K filed February 29, 2008.
(30)	Incorporated by reference to the Company’s Form 8-K filed March 17, 2008.
(31)	Incorporated by reference to the Company’s Form 8-K filed March 31, 2008.

(c)	Other Financial Information

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Proliance International, Inc.
Date: March 31, 2008	By	/s/ CHARLES E. JOHNSON
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

/s/ WILLIAM J. ABRAHAM, JR.	March 31, 2008

William J. Abraham, Jr., Director

/s/ BARRY R. BANDUCCI	March 31, 2008

Barry R. Banducci, Director

/s/ CHARLES E. JOHNSON	March 31, 2008

Charles E. Johnson, President, Chief Executive Officer and Director

/s/ PAUL R. LEDERER	March 31, 2008

Paul R. Lederer, Director

/s/ VINCENT L. MARTIN	March 31, 2008

Vincent L. Martin, Director

/s/ JAMES R. RULSEH	March 31, 2008

James R. Rulseh, Director

/s/ F. ALAN SMITH	March 31, 2008

F. Alan Smith, Director

/s/ ARLEN F. HENOCK	March 31, 2008

Arlen F. Henock Executive Vice President and Chief Financial Officer Principal Financial and Accounting Officer