Form 10-Q
period 2008-03-31
PROLIANCE INTERNATIONAL, INC.
filed 2008-05-14
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-13894

PROLIANCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1807383 (I.R.S. Employer Identification No.)

100 Gando Drive, New Haven, Connecticut 06513

(Address of principal executive offices, including zip code)

(203) 401-6450

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

The number of shares of common stock, $.01 par value, outstanding as of May 1, 2008 was 15,794,281.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Net sales	$76,540	$91,938
Cost of sales	65,458	74,580
Gross margin	11,082	17,358
Selling, general and administrative expenses	12,831	20,589
Restructuring charges	172	275
Operating loss from operations	(1,921)	(3,506)
Interest expense	3,736	2,681
Debt extinguishment costs	576	—
Loss from operations before taxes	(6,233)	(6,187)
Income tax (benefit) provision	(57)	145
Net loss	$(6,176)	$(6,332)
Basic and diluted net loss per common share	$(0.40)	$(0.42)
Weighted average common shares – basic and diluted	15,730	15,259

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
(in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,198	$476
Accounts receivable (less allowances of $4,428 and $4,601)	60,303	60,153
Inventories	87,756	106,756
Other current assets	27,283	7,645
Total current assets	178,540	175,030
Property, plant and equipment	47,850	50,165
Accumulated depreciation and amortization	(27,613)	(29,001)
Net property, plant and equipment	20,237	21,164
Other assets	18,927	12,699
Total assets	$217,704	$208,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$68,885	$67,242
Accounts payable	58,848	48,412
Accrued liabilities	23,245	24,649
Total current liabilities	150,978	140,303
Long-term liabilities:
Long-term debt	87	211
Other long-term liabilities	5,283	5,353
Total long-term liabilities	5,370	5,564
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value: authorized 200,000 shares; issued and outstanding – none at March 31, 2008 and December 31, 2007	—	—
Series B convertible preferred stock, $.01 par value: authorized 30,000 shares; issued and outstanding; – 9,913 shares at March 31, 2008 and December 31, 2007 (liquidation preference $3,453)	—	—
Common stock, $.01 par value: authorized 47,500,000 shares; issued 15,836,217 and 15,838,962 shares, outstanding 15,794,281 and 15,797,026 shares at March 31, 2008 and December 31, 2007, respectively	158	158
Paid-in capital	112,239	109,145
Accumulated deficit	(54,258)	(48,039)
Accumulated other comprehensive income	3,232	1,777
Treasury stock, at cost, 41,936 shares at March 31, 2008 and December 31, 2007	(15)	(15)
Total stockholders’ equity	61,356	63,026
Total liabilities and stockholders’ equity	$217,704	$208,893

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(6,176)	$(6,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,501	1,822
Provision for uncollectible accounts receivable	52	157
Non-cash stock compensation costs	55	39
Gain on disposal of fixed assets	(3,164)	(68)
Changes in operating assets and liabilities:
Accounts receivable	627	285
Inventories	20,100	5,067
Accounts payable	9,850	(2,725)
Accrued expenses	(1,731)	(2,371)
Other	(20,586)	(1,078)
Net cash provided by (used in) operating activities	1,528	(5,204)
Cash flows from investing activities:
Capital expenditures, net of normal sales and retirements	(1,437)	(330)
Proceeds from sale of building	1,538	—
Insurance proceeds from damaged fixed assets	2,674	—
Cash expenditures for restructuring costs on Modine Aftermarket acquisition balance sheet	(62)	(4)
Net cash provided by (used in) investing activities	2,713	(334)
Cash flows from financing activities:
Dividends paid	(44)	(16)
Net borrowings (repayments) under revolving credit facility	4,314	(4,728)
Borrowings of short-term foreign debt	3,528	4,475
Borrowings under term loan	—	8,000
Repayments of term loan and capitalized lease obligations	(6,323)	(228)
Deferred debt issuance costs	(3,074)	(507)
Proceeds from stock option exercise	—	25
Net cash (used in) provided by financing activities	(1,599)	7,021
Effect of exchange rate changes on cash	80	(35)
Increase in cash and cash equivalents	2,722	1,448
Cash and cash equivalents at beginning of period	476	3,135
Cash and cash equivalents at end of period	$3,198	$4,583

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

The condensed consolidated financial information should be read in conjunction with the Proliance International, Inc. (the ‘‘Company’’) Annual Report on Form 10-K for the year ended December 31, 2007 including the audited financial statements and notes thereto included therein.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter ended March 31, 2008 are not necessarily indicative of results for the full year. The balance sheet information as of December 31, 2007 was derived from the audited financial statements contained in the Company’s Form 10-K.

Prior period amounts have been reclassified to conform to current year classifications.

Note 2 — Southaven Event and Related Liquidity Issues

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the ‘‘Southaven Casualty Event’’). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company does have insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the ‘‘Credit Agreement’’) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, ‘‘the Lenders’’), Silver Point Finance, LLC (‘‘Silver Point’’), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (‘‘Wachovia’’), as borrowing base agent. Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit Agreement on March 12, 2008 (see Note 4). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders have agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders have agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’, as defined in the Credit Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 4), which was signed on March 26, 2008. The Company believes that it will be able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a plan which utilizes a combination of (i) operating results, (ii) working capital management and (iii) insurance proceeds, although there can be no assurance that the Company will be able to reduce the Borrowing Base Overadvance Amount as required by the Credit Agreement. The Company is working with its insurance company through the claims process and received a $10 million preliminary advance during the first quarter of 2008, which was used to reduce obligations under the Company’s credit facility and a second preliminary advance of $11 million in April 2008 (see Note 14). The Company’s insurance policy covers losses of property and from business interruption up to $80 million, which the Company believes, should provide more than sufficient coverage with respect to the damages arising from the Southaven Casualty Event. The Company is also continuing to work toward raising a combination of $30 million or more in debt and/or equity to reduce or possibly replace its current Credit Agreement and to provide additional working capital. The Company believes that any such financing will not occur until after May 31, 2008. Jefferies & Company, Inc. has been hired to assist the Company in obtaining new debt or equity capital. There can be no assurance that the Company will be able to obtain such additional funds from the plans noted above or that further Lender accommodations would be available, on acceptable terms or at all, if the Company fails to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008.

If the Company is unable to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008, the Company will be in violation of a covenant in the Credit Agreement and will be required to negotiate a waiver to cure the default. If the Company were unable to successfully resolve the default with the Lenders, the entire amount of any indebtedness under the Credit Agreement at that time could become due and payable at the Lender’s discretion. This results in uncertainties concerning the Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a result of the uncertainty concerning the Company’s ability to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008, the auditor’s opinion for the year ended December 31, 2007 included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

At March 31, 2008, the insurance claim receivable, net of amounts received, of $20.8 million included $25.6 million which represents the estimated recovery on inventory damaged in the Southaven Casualty Event, $2.7 million which represents the estimated recovery on damaged fixed assets and $2.5 million of incremental costs for travel, product procurement and reclamation and other items resulting from the tornado. The Company believes these amounts are reimbursable under the terms of its insurance coverage. The Company received a $10.0 million advance from the insurance company during the quarter ended March 31, 2008 against its insurance claim, which proceeds were used to pay down borrowings under the Credit Facility. The insurance claim receivable is classified as other current assets in the accompanying consolidated balance sheet. See Note 14 for a discussion of the second preliminary insurance advance in the amount of $11.0 million which was received on April 11, 2008. The Company continues to work with the insurance company through the claims process and expects to receive additional advances in the future. The current insurance receivable balance for the most part, does not include any recovery of claims for business interruption and certain Southaven Casualty Event related expenses that are currently still under review by the insurance company. The Company’s insurance policy covers losses of property and from business interruption up to $80 million, which the Company believes, should provide more than sufficient coverage with respect to the damages arising from the Southaven Casualty Event.

Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2008, is a $2.1 million credit resulting from the Southaven Casualty Event reflecting a gain on the disposal of racking of $1.6 million, as the insurance recovery was in excess of the damaged assets net book value and a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory, which was offset in part by expenses of $0.6 million incurred as a result of the tornadoes which will not be reclassified to the insurance receivable until it is assured that they are recoverable. The Company has not yet recorded any recovery under the business interruption coverage of the insurance policy or other claims still under review by the insurance company as those amounts are not yet determinable.

Note 3 — Inventory

Inventory consists of the following:

(in thousands)	March 31, 2008	December 31, 2007
Raw material and component parts	$21,998	$23,055
Work in progress	4,194	4,044
Finished goods	61,564	79,657
Total inventory	$87,756	$106,756

Note 4 — Debt

Short-term debt and current portion of long-term debt consists of the following:

(in thousands)	March 31, 2008	December 31, 2007
Short-term foreign debt	$3,528	$—
Term loan	43,858	49,625
Revolving credit facility	21,391	17,078
Current portion of long-term debt	108	539
Total short-term debt and current portion of long-term debt	$68,885	$67,242

Short-term foreign debt, at March 31, 2008, represents borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility. As of March 31, 2008, $2.2 million was borrowed at an annual interest rate of 5.3% and $1.3 million was borrowed at 5.2%.

At March 31, 2008 under the Company’s Credit and Guaranty Agreement (the ‘‘Credit Agreement’’) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, ‘‘the Lenders’’), Silver Point Finance, LLC (‘‘Silver Point’’), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (‘‘Wachovia’’), as borrowing base agent, $21.4 million was outstanding under the revolving credit facility at an interest rate of 14.0% and $43.9 million was outstanding under the term loan at an interest rate of 12.0%. As a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance, as defined in the Credit Agreement, to zero by May 31, 2008 (see Note 2), the outstanding term loan of $43.9 million at March 31, 2008 and $49.6 million at December 31, 2007 have been reclassified from long-term debt to short-term debt in the condensed consolidated financial statements. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2008.

During the quarter ended March 31, 2008, as required by the Credit Agreement, the term loan was reduced by $4.6 million from the receipt of insurance proceeds associated with the Southaven Casualty Event, by $0.1 million from the receipt of Extraordinary Receipts, as defined in the Credit Agreement, and by $1.0 million from the receipt of proceeds from the sale of an unused facility in Emporia, Kansas. As a result of the term loan reduction from the receipt of the insurance proceeds, the Company incurred a prepayment premium, as required by the Credit Agreement, of $0.4 million, which amount is included in debt extinguishment costs. In addition, due to the prepayment of the term loan, $0.2 million of the deferred debt costs have also been expensed as debt extinguishment costs in the condensed consolidated statement of operations for the three months ended March 31, 2008.

On March 12, 2008, the Second Amendment of the Credit Agreement (the ‘‘Second Amendment’’) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity allowed the Company to restore its operations in Southaven, Mississippi that were severely damaged by two tornadoes on February 5, 2008 (the ‘‘Southaven Casualty Event’’). The Company believes it has adequate insurance for the Southaven Casualty Event, including coverage for all inventory and fixed assets that were damaged. Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a dramatic reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’, as defined in the Credit Agreement, to zero by May 31, 2008 and intends to do so, in part as it receives insurance proceeds relating to the Southaven Casualty Event, in accordance with the Second Amendment. In addition, pursuant to the Second Amendment, the Company is working to strengthen its capital structure by raising additional capital which it now believes will not occur until after May 31, 2008. The Company has hired Jefferies & Company, Inc. to assist it in obtaining such capital.

As previously reported, a number of Events of Default, as defined in the Credit Agreement, had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders waived such Events of Default including a waiver of the 2007 covenant violations, effective as of the Second Amendment date, resulting in the elimination of the 2% default interest, which had been charged effective November 30, 2007. During the quarter ended March 31, 2008, $0.3 million of default interest was included in interest expense in the condensed consolidated statement of operations. Consistent with current market conditions for similar borrowings, the Second Amendment increased the interest rate the Company must pay on its outstanding indebtedness to the Lenders to the greater of (i) the Adjusted LIBOR Rate, as defined in the Second Amendment, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings.

The Second Amendment required the Company and the Lenders to work together during the ten business days following the date of the Second Amendment to reset the financial covenants in the Credit Agreement. In addition, the Second Amendment provided for certain adjustments to the Company’s financial performance relating to, for example, the Southaven Casualty Event, for purposes of evaluating the Company’s compliance with certain financial covenants. In addition, during such ten business day period, the Company agreed to negotiate with Silver Point regarding the issuance of warrants to Silver Point to purchase up to 9.99% of the Company’s capital stock on a fully diluted basis. In connection with the Second Amendment, the Company paid the Lenders a fee of $3.0 million, which has been deferred and is being amortized over the remaining term of the outstanding obligations.

As contemplated by the Second Amendment, the Company entered into the Third Amendment to the Credit Agreement (the ‘‘Third Amendment’’) on March 26, 2008. The Third Amendment reset the Company’s 2008 financial covenants contained in the Credit Agreement. Among other financial covenants, the Third Amendment adjusted financial covenants relating to leverage, capital expenditures, consolidated EBITDA, and the Company’s fixed charge coverage ratio. These covenant adjustments reset the covenants under the Credit Agreement in light of, among other things, the Southaven Casualty Event.

Since the date of the Second Amendment, the Company has continued to work to restore its operations in Southaven, determine the full extent of the damage there, and prepare the Southaven Casualty Event-related insurance claim. As a result of these efforts, the Company has determined that a small portion of the inventory in Southaven was not damaged by the tornadoes, and could be returned to the Company’s inventory (and, consequently, to the Borrowing Base). As a result of this recharacterization, the Company and the Lenders have agreed in the Third Amendment to reduce the maximum Borrowing Base Overadvance Amount to $24.2 million. The Company intends to reduce this ‘‘Borrowing Base Overadvance Amount’’, as defined in the Credit Agreement, to zero by May 31, 2008 through a plan which utilizes a combination of (i) operating results, (ii) working capital management and (iii) insurance proceeds, although there can be no assurance that the Company will be able to reduce the Borrowing Base Overadvance Amount as required by the Credit Agreement.

The Third Amendment also provided the Company with a waiver for the default resulting from the explanatory paragraph in the audit opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.

In addition, as contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the ‘‘Warrants’’). Warrants to purchase 993,040 shares are subject to cancellation if the Company raises $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. While the Company continues to work toward raising a combination of $30 million or more in debt and/or equity, it now believes that any such financing will not occur until after May 31, 2008. The Warrants were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, to two accredited investors. To reflect the issuance of the Warrants, the Company recorded additional paid-in capital and deferred debt costs of $3.0 million. This represents the estimated fair value of the Warrants, based upon the terms and conditions of the Warrants and the Company’s common stock market value. The increase in deferred debt costs will be amortized over the remaining term of the outstanding obligations under the Credit Agreement.

The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest average dollar volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to March 12, 2008 and ending 180 trading days after March 12, 2008. The Warrants contain a ‘‘full ratchet’’ anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable American Stock Exchange rules (the ‘‘20% Issuance Cap’’). If the anti-dilution provisions would require the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrants and (ii) under certain circumstances, the Warrant holders have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrants.

In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the ‘‘Warrantholder Rights Agreement’’) containing customary representations and warranties. The Warrantholder Rights Agreement also provides the Warrant holders with a preemptive right to purchase any preferred stock the Company may issue prior to December 31, 2008 that is not convertible into common stock. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the ‘‘Registration Rights Agreement’’), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, 130% the shares of common stock initially issuable pursuant to the Warrants. On April 21, 2008, a Form S-3 was filed with the Securities and Exchange Commission with respect to the resale of 2,584,494 shares of common stock issuable upon exercise of the Warrants. The Registration Rights Agreement also requires payments to be made by the Company under specified circumstances if (i) a registration statement was not filed on or before April 25, 2008, (ii) the registration statement is not declared effective on or prior to June 24, 2008, (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders subject to certain grace periods, or (iv) the Company fails to satisfy the current public information requirement under Rule 144 under the Securities Act of 1933, as amended. If any of the foregoing provisions are breached, the Company would be obligated to pay a penalty in cash equal to one and one-half percent (1.5%) of the product of (x) the market price (as such term is defined in the Warrants) of such holder’s registrable securities and (y) the number of such holder’s registrable securities, on the date of the applicable breach and on every thirtieth day (pro rated for periods totaling less than thirty (30) days) thereafter until cured.

As a result of the $3.0 million fee paid at the time of the Second Amendment, the $3.0 million fair value of the Warrants, and other legal and professional costs associated with the Second and Third Amendments, the deferred debt costs, included in other assets in the condensed consolidated balance sheet, increased to $10.3 million at March 31, 2008, compared to $4.5 million at December 31, 2007. This amount is being amortized over the remaining term of the outstanding obligations under the Credit Agreement.

Note 5 — Comprehensive Loss

Total comprehensive loss and its components are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net loss	$(6,176)	$(6,332)
Minimum pension liability	—	—
Foreign currency translation adjustment	1,454	(185)
Comprehensive loss	$(4,722)	$(6,517)

Note 6 — Stock Compensation Plans

Stock Options:

An analysis of the stock option activity in the Company’s Stock Plan, Directors Plan and Equity Incentive Plan for the three months ended March 31, 2008 is as follows:

		Option Price Range
	Number of Options	Low	Weighted Average	High
Stock Plan
Outstanding at December 31, 2007	339,777	$2.56	$3.99	$5.25
Cancelled	—	—	—	—
Outstanding at March 31, 2008	339,777	$2.56	$3.99	$5.25
Directors Plan
Outstanding at December 31, 2007	30,800	$2.70	$4.61	$5.50
Cancelled	—	—	—	—
Outstanding at March 31, 2008	30,800	$2.70	$4.61	$5.50
Equity Incentive Plan
Outstanding at December 31, 2007	177,500	$2.90	$6.34	$11.75
Granted	216,000	2.80	2.80	2.80
Cancelled	(6,865)	5.27	5.27	5.27
Outstanding at March 31, 2008	386,635	$2.80	$4.38	$11.75

On February 15, 2008, the Compensation Committee of the Board of Directors authorized the grant of options to purchase 216,000 shares under the Equity Incentive Plan at an exercise price of $2.80 per share, representing the closing price on the date of the grant. None of these options were granted to officers or directors. Over the four year vesting period of the options, $333 thousand of compensation expense will be recorded, subject to adjustment for any cancellations of unvested options. The stock compensation expense amount was calculated using the Black Scholes model and the following assumptions: 52.90% expected volatility; 4.39% risk free interest rate; 6 year expected life and no dividends.

Stock compensation expense associated with outstanding options during the quarter ended March 31, 2008 and 2007 was $23 thousand and $22 thousand, respectively.

Restricted Stock:

Non-vested restricted stock activity during the quarter ended March 31, 2008 was as follows:

		Grant Date Fair Value
	Number of Shares	Low	Weighted Average	High
Outstanding at December 31, 2007	69,330	$2.35	$4.26	$5.27
Vested	(8,697)	5.27	5.27	5.27
Cancelled	(2,745)	5.27	5.27	5.27
Outstanding at March 31, 2008	57,888	$2.35	$4.06	$5.27

Stock compensation expense on restricted stock during the quarters ended March 31, 2008 and 2007 was $31 thousand and $17 thousand, respectively.

Performance Restricted Stock:

At March 31, 2008 and December 31, 2007, there were no performance restricted shares outstanding. There was no compensation expense related to outstanding performance restricted shares during the quarters ended March 31, 2008 or 2007.

Note 7 — Restructuring and Other Special Charges

In the quarter ended March 31, 2008, the Company recorded $0.2 million of restructuring costs. These costs resulted from the closure of ten branch locations offset in part by credits received from the cancellation of vehicle leases associated with previously closed facilities. Headcount was reduced by 34 as a result of the closures. During the first quarter of 2007, the Company reported $0.3 million of restructuring costs primarily associated with changes to the Company’s branch operating structure. In September 2006, the Company announced that it was commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and the first quarter of 2008 have resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 36 at March 31, 2008 and the establishment of supply agreements with distribution partners in certain areas. It is anticipated that these actions will improve the Company’s market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. Annual savings from these actions are expected to exceed the restructuring costs incurred.

The remaining restructuring reserve at March 31, 2008 was classified in other accrued liabilities. A summary of the restructuring charges and payments during the first quarter of 2008 is as follows:

(in thousands)	Workforce Related	Facility Consolidation	Total
Balance at December 31, 2007	$979	$702	$1,681
Charge to operations	164	8	172
Cash payments	(550)	(364)	(914)
Balance at March 31, 2008	$593	$346	$939

The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs, which are expected to be paid by the end of 2011. Workforce related expenses will be paid by the end of 2009.

Note 8 — Retirement and Post-Retirement Plans

The components of net periodic benefit costs for domestic and international retirement and post-retirement plans for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007	2008	2007
(in thousands)	Retirement Plans		Post-retirement Plans
Service cost	$258	$282	$—	$—
Interest cost	502	495	3	3
Expected return on plan assets	(548)	(503)	—	—
Amortization of net loss	133	138	(2)	—
Net periodic benefit cost	$345	$412	$1	$3

The Company participates in foreign multi-employer pension plans. For the three months ended March 31, 2008 and 2007, pension expense for these plans was $309 thousand and $248 thousand, respectively.

Note 9 — Gain on Sale of Building

Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2008, is a $1.5 million gain resulting from the sale of the Company’s unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. This facility had been written down to a zero net book value as part of the purchase accounting entries.

Note 10 — Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Numerator:
Net loss	$(6,176)	$(6,332)
Deduct – preferred stock dividend	(43)	(16)
Net loss attributable to common stockholders – basic and diluted	$(6,219)	$(6,348)
Denominator:
Weighted average common shares – basic and diluted	15,730	15,259
Basic and diluted net loss per common share	$(0.40)	$(0.42)

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended March 31, 2008 and 2007 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the net loss per share. None of the options outstanding at March 31, 2008 or 2007 or the Series B preferred stock were included in the loss per share calculation.

Note 11 — Business Segment Data

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

The table below sets forth information about the reported segments.

	Three Months Ended March 31,
(in thousands)	2008	2007
Net sales:
Domestic	$49,717	$69,041
International	26,823	22,897
Intersegment sales:
Domestic	589	1,115
International	4,791	4,016
Elimination of intersegment sales	(5,380)	(5,131)
Total net sales	$76,540	$91,938
Operating (loss) income from operations:
Domestic	$(1,690)	$(347)
Restructuring charges	(172)	(260)
Domestic total	(1,862)	(607)
International	62	(108)
Restructuring charges	—	(15)
International total	62	(123)
Corporate expenses	(121)	(2,776)
Total operating loss from operations	$(1,921)	$(3,506)

An analysis of total net sales by product line is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Automotive and light truck heat exchange products	$45,393	$61,990
Automotive and light truck temperature control products	9,679	8,984
Heavy duty heat exchange products	21,468	20,964
Total net sales	$76,540	$91,938

Note 12 — Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Non-cash financing activity:
Value of common stock warrants and increase of deferred debt costs	$3,040	—
Cash paid (refunded) during the period for:
Interest	$3,345	$2,459
Income taxes	$(220)	$221

Note 13 — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 had no financial statement impact on the Company.

On December 4, 2007, the FASB issued FASB Statement No. 141R ‘‘Business Combinations’’, which significantly changes the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to business combinations for which the acquisition date is after January 1, 2009.

Note 14 — Subsequent Event

On April 11, 2008, the Company received a second preliminary insurance advance, in the amount of $11.0 million, related to automotive and light truck heat exchange inventory damaged by tornadoes and storms on February 5, 2008 at the Company’s central distribution facility in Southaven, Mississippi (the ‘‘Southaven Casualty’’). These additional insurance proceeds were applied in accordance with the Credit Agreement to lower the borrowing base overadvance thereunder, which the Company must reduce to zero by May 31, 2008. The Company had previously received a $10.0 million first preliminary insurance advance, which was utilized to repay indebtedness to its senior lenders.

The Company is in the process of securing additional insurance advances with respect to the Southaven Casualty. The Company’s insurance policy covers losses of property and from business interruption up to $80 million, which the Company believes should provide sufficient coverage with respect to the Southaven Casualty and related expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company designs, manufactures and/or markets radiators, radiator cores, heater cores and complete heaters, temperature control parts (including condensers, compressors, accumulators and evaporators) and other heat exchange products for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes radiators, radiator cores, charge air coolers, charge air cooler cores, oil coolers, marine coolers and other specialty heat exchangers for the heavy duty aftermarket.

The Company is organized into two segments based upon the geographic area served – Domestic and International. The Domestic segment includes heat exchange, temperature control and heavy duty product sales to customers located in the United States and Canada, while the International segment includes heat exchange, heavy duty including marine and to a lesser extent, temperature control product sales to customers located in Mexico, Europe and Central America. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes as well as cash flow from operations which reflects operating results and asset management.

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

Since the Modine Aftermarket merger in 2005, the Company has undertaken a series of restructuring initiatives designed to lower manufacturing and overhead costs in an effort to improve profitability and offset the impacts of rising commodity costs, which could not be passed on to customers through price increases. These programs have generally been completed and have resulted in benefits in excess of the restructuring costs which were incurred.

Operating Results

Quarter Ended March 31, 2008 Versus Quarter Ended March 31, 2007

The following table sets forth information with respect to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	Percent
(in thousands of dollars)
Net sales	$76,540	100.0%	$91,938	100.0%	$(15,398)	(16.7)%
Cost of sales	65,458	85.5	74,580	81.1	(9,122)	(12.2)
Gross margin	11,082	14.5	17,358	18.9	(6,276)	(36.2)
Selling, general and administrative expenses	12,831	16.8	20,589	22,4	(7,758)	(37.7)
Restructuring charges	172	0.2	275	0.3	(103)	(37.5)
Operating loss	(1,921)	(2.5)	(3,506)	(3.8)	1,585	45.2
Interest expense	3,736	4.9	2,681	2.9	1,055	39.4
Debt extinguishment costs	576	0.7	—	—	576	—
Loss from operations before taxes	(6,233)	(8.1)	(6,187)	(6.7)	(46)	(0.7)
Income tax (benefit) provision	(57)	—	145	0.2	(202)	(139.3)
Net loss	$(6,176)	(8.1)%	$(6,332)	(6.9)%	$156	2.5%

The following table compares net sales and gross margin by the Company’s two business segments (Domestic and International) for the three months ended March 31, 2008 and 2007.

	Three Months ended March 31,
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales
(in thousands of dollars)
Net sales
Domestic segment	$50,306	65.7%	$70,156	76.3%
International segment	31,614	41.3	26,913	29.3
Elimination of intersegment sales	(5,380)	(7.0)	(5,131)	(5.6)
Total Net sales	$76,540	100.0%	$91,938	100.0%
Gross Margin
Domestic segment	$5,038	10.0%	$12,400	17.7%
International segment	6,044	19.1	4,958	18.4
Total Gross margin	$11,082	14.5%	$17,358	18.9%

Net sales for the first quarter of 2008 of $76.5 million were $15.4 million or 16.7% lower than the first quarter of 2007. Domestic segment sales, excluding intersegment sales, during the first quarter of 2008 were $49.7 million compared to $69.0 million in the 2007 first quarter. The Company estimates that most of this variance is attributable to the loss of sales as a result of the Southaven Casualty Event. After the February 5, 2008 event, the Company was unable to ship automotive and light truck heat exchange product for a number of days and shipments were at less than normal levels for the remainder of the quarter. While the Company has been making steady improvement, shipping performance is not expected to return to normal levels until the end of the second quarter of 2008. The amount of insurance recovery for this business interruption is still being determined and no benefit has been recorded to offset the loss of sales other than related to the loss of inventory as noted below. Heat exchange product sales were also impacted by the branch closures in 2007 and the first quarter of 2008, which have the impact of reducing volume and shifting product mix, resulting in lower average selling prices for domestic products. Heat exchange product sales also continue to be impacted by competitive pricing pressure. Heat exchange sales to the Company’s largest customer, Autozone, were lowered in the first quarter of 2008 due to the tornadoes impact and a reduction in the number of distribution centers to which the Company sold product. Domestic temperature control product sales in 2008 were slightly higher than in 2007 as the impact of lower sales resulting from the branch closure actions was offset by initial stocking orders from a new customer. Domestic automotive and light truck heat exchange and temperature control product sales have also been impacted by a softer market caused by the current economic conditions which impact consumer driving habits and buying decisions. Domestic heavy duty product sales in the first quarter of 2008 were lower than a year ago reflecting softer market conditions, particularly in the heavy truck market. Domestic product sales for the remainder of 2008 will continue to be impacted by the branch closure actions, while second quarter sales will also be impacted by the Southaven Casualty Event. International segment sales, excluding intersegment sales, for the 2008 first quarter of $26.8 million were $3.9 million above the $22.9 million reported in the first quarter of 2007. Of this increase, $2.3 million is attributable to the difference in exchange rates caused by the weakness of the U.S. dollar in relation to the Euro. The remainder of the increase is primarily attributable to higher heavy duty marine product sales in Europe due to stronger market conditions.

Gross margin, as a percentage of net sales, was 14.5% during the first quarter of 2008 versus 18.9% in the first quarter of 2007. This reduction reflects the lost margin on Domestic heat exchange sales as a result of the Southaven Casualty Event and the change in sales mix as a result of branch closures in 2007 and the first quarter of 2008. While this change in mix results in a lower gross margin as a percentage of sales, it also results in lower operating expenses due to the elimination of branch operating costs. Copper and aluminum market costs charged through cost of sales were essentially flat with the levels of a year ago. While copper market prices have begun to rise in the first quarter of 2008, this impact will not be reflected in cost of sales until later in 2008 due to the turnover of inventory. To improve gross margin, the Company has continued to initiate new cost reduction actions and continued with programs to implement price actions wherever possible. As a result of the above items, domestic segment gross margin as a percentage of sales was reduced to 10.0% compared to 17.7% in the first quarter of 2007. International segment margins improved to 19.1% compared to 18.4% in 2007 reflecting cost reduction actions and pricing changes which have been implemented. Margin levels during the remainder of 2008 will benefit from the impacts of cost reduction initiatives which have been taken and the higher production levels which should result from the Company’s third quarter selling season; however, there can be no assurance that this will offset the impacts of higher commodity costs and changes in market conditions which may occur.

Selling, general and administrative expenses decreased by $7.8 million and as a percentage of net sales to 16.8% from 22.4% in the first quarter of 2008 compared to the same period of 2007. The reduction in expenses reflects lower administrative spending as a result of cost reduction actions implemented during 2007. Branch spending expenses for the quarter were also lower than those incurred in the same period a year ago due to the impacts of branch closures during 2007 and the first quarter of 2008 designed to better align the Company’s go-to-market strategy with customer needs. This program, which includes the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, has resulted in a reduction in the number of branch and agency locations from 94 at December 31, 2006 to 36 at March 31, 2008. The current number of locations reflects the closure of 10 locations during the first quarter of 2008. The Company anticipates experiencing quarterly expense reductions, for the remainder of 2008, as a result of cost reduction initiatives which have been taken place in 2007 and 2008. Expenses in 2008 were also lowered by the $1.5 million gain resulting from the sale of our unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. Partially offsetting these expense reductions in the first quarter of 2008 was a $0.7 million increase in freight costs reflecting the rising cost of fuel.

As described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the ‘‘Southaven Casualty Event’’).

During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. The Company’s insurance policy covers losses of property and from business interruption up to $80 million, which the Company believes, should provide more than sufficient coverage with respect to the damages arising from the Southaven Casualty Event. Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2008, is a $2.1 million gain resulting from the Southaven Casualty Event reflecting a gain on the disposal of racking of $1.6 million, as the insurance recovery was in excess of the damaged assets net book value and a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory, which were offset in part by expenses of $0.6 million incurred as a result of the tornadoes which will not be reclassified to the insurance receivable until it is assured that they are recoverable. For the most part, the Company has not yet recorded any recovery for business interruption nor does it include recovery on other claims pertaining to the destroyed inventory, fixed assets and certain Southaven Casualty Event related expenses that are currently still under review by the insurance company as these amounts are currently not determinable.

Restructuring charges in the first quarter of 2008 of $0.2 million represent costs associated with the closure of 10 branch locations partially offset by credits received from the cancellation of vehicle leases associated with previously closed branch locations. During the first quarter of 2007, the Company reported $0.3 million of restructuring costs primarily associated with changes to the Company’s branch operating structure. In September 2006, the Company announced that it was commencing a process to realign its branch structure, which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and the first quarter of 2008 have resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 36 at March 31, 2008 and the establishment of supply agreements with distribution partners in certain areas. These actions have improved the Company’s market position and business performance by achieving better local branch utilization where multiple locations were involved, and by establishing in some cases, relationships with distribution partners to address geographic locations which do not justify stand-alone branch locations. Annual savings from these actions are expected to significantly exceed the costs incurred.

The Domestic segment operating loss from operations for the quarter ended March 31, 2008 declined to $1.9 million from $0.6 million in the first quarter of 2007 as the impact of the Southaven Casualty Event was offset in part by cost reduction actions which lowered operating expenses and product costs and the $1.5 million gain from the sale of the Emporia facility. The International segment income from operations improved to $0.1 million compared to a $0.1 million loss in the first quarter of 2007 due to increased sales, primarily of marine product. Corporate expenses in the first quarter of 2008 include the $2.1 million gain from the Southaven Casualty Event. Otherwise expenses were slightly lower than the first quarter of 2007 due to operating cost reduction actions.

Interest expense of $3.7 million was $1.0 million above last year’s levels due to the impact of higher average interest rates and average debt levels, higher deferred debt costs and approximately $0.5 million of debt related expenses that did not qualify for capitalization and amortization over the life of the credit facility. Average interest rates on the Company’s Domestic revolving credit, and term loan borrowings were 9.96% in the first quarter of 2008, compared to 7.59% last year. At the end of the first quarter of 2008, the Company’s NRF subsidiary in The Netherlands had outstanding debt of $2.2 million bearing interest at an annual rate of 5.3% and $1.3 million at 5.2% under its available credit facility. During the first quarter of 2007, NRF borrowed $975 thousand at an interest rate of 7.4% and $3.5 million at an interest rate of 5.25%. Average debt levels were $67.3 million in the first quarter of 2008, compared to $56.9 million last year. The increase in average debt levels primarily reflects borrowings under the Credit Agreement with Silver Point and increased borrowings by the Company’s NRF subsidiary under its available credit facility. Interest expense during the first quarter of 2008 also included $0.3 million of 2% default interest on its outstanding borrowings under the Credit Agreement. This default interest resulted from certain Events of Default (as defined in the Credit Agreement) which were waived with the signing of the Second Amendment on March 12, 2008.

Discounting expense was $0.5 million in the first quarter of 2008, compared to $1.4 million in the same period last year, mainly reflecting lower levels of customer receivables being collected utilizing these programs primarily as a result of the Southaven Casualty Event. Amortization of deferred debt costs in the first quarter of 2008 was higher than the same period last year primarily due to the higher deferred debt costs associated with the Silver Point borrowings. Year-over-year interest expense levels for the remainder of 2008 are expected to be higher than the prior year comparable period, as a result of increases in interest rates and higher average debt levels.

Debt extinguishment costs of $0.6 million during the first quarter of 2008 included $0.4 million for the prepayment penalty, as required by the Credit Agreement and $0.2 million from the write-down of deferred debt costs as a result of the term loan reduction from the receipt of insurance proceeds.

In the first quarter of 2008 and 2007, the effective tax rate included only a foreign provision, as the usage of the Company’s net operating loss carry forwards offset a majority of the state and any federal income tax provisions. The first quarter 2008 tax provision includes a $0.2 million benefit from a Mexican tax credit realized upon the filing of the 2007 tax return. The 2008 Mexican tax provision for one of our operations is based on the new flat tax.

Net loss for the three months ended March 31, 2008 was $6.2 million, or $0.40 per basic and diluted share, compared to a net loss of $6.3 million, or $0.42 per basic and diluted share for the same period a year ago.

Financial Condition, Liquidity and Capital Resources

In the first three months of 2008, operating activities provided $1.5 million of cash. Accounts receivable were lower by $0.6 million due to the impact of lower trade sales caused by the Southaven Casualty Event. Inventories were reduced by $20.1 million due to the impact of reclassifying the destroyed inventory book value of $25.6 million into the insurance claim receivable, offset by expenditures to replenish the damaged inventory. Accounts payable grew by $9.9 million primarily as a result of inventory purchases to replace the damaged inventory. Included in the other change in assets and liabilities is $20.8 million from the establishment of an insurance claims receivable for the Southaven Casualty Event. This represents an initial receivable of $30.8 million offset by the receipt of an initial advance from the insurance company of $10.0 million. The Company received a second advance of $11.0 million in April 2008 and expects to receive additional advances in the future. The current insurance claims receivable balance does not include any business interruption recovery as these amounts are not yet determinable.

During the first three months of 2007, the Company used $5.2 million of cash for operating activities. Cash was utilized to fund operations and to lower trade accounts payable and other liability levels. Increased efforts to collect receivables and the benefits realized from consolidating all collection efforts in the New Haven, CT. corporate office location resulted in a reduction in receivables from year-end of $0.3 million. The Company continues to utilize customer-sponsored vendor payment programs as a vehicle to accelerate accounts receivable collections, and the level of collections through these programs has risen as sales to our major wholesale customers increase. Inventories at March 31, 2007 were $5.1 million lower than levels at the December 31, 2006 reflecting the Company’s efforts to add speed and supply flexibility to its business in order to better manage inventory levels. Accounts payable during the first quarter of 2007 were lowered by $2.7 million, as a result of the inventory cutbacks and the Company’s efforts to maintain good relationships with its vendors.

Capital expenditures of $1.5 million during the first quarter of 2008 were primarily for cost reduction activities. In the first three months of 2007, capital expenditures were $0.3 million primarily for product cost reduction activities. The Company expects that capital expenditures for 2008 will be between $7.0 million and $8.0 million, excluding expenditures required to replace fixed assets damaged in the Southaven Casualty Event. Expenditures will primarily be for new product introductions and product cost reduction activities. These expenditures will be funded by capital leases or borrowings under the Credit Agreement.

During the quarter ended March 31, 2008 the Company sold an unused facility which had been acquired as part of the Modine Aftermarket merger in 2005, resulting in the generation of $1.5 million of cash. This facility had been written down to a zero net book value as part of the purchase accounting entries.

As a result of the Southaven Casualty Event (see Note 2) a $2.7 million insurance claim receivable has been recorded for the anticipated recovery from fixed assets which were destroyed.

Total debt at March 31, 2008 was $69.0 million, compared to $67.5 million at the end of 2007 and $62.7 million at March 31, 2007. The Company was in compliance with the covenants contained in the Credit Agreement, as amended, as of March 31, 2008.

Short-term foreign debt, at March 31, 2008, represents borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility. As of March 31, 2008, $2.2 million was borrowed at an annual interest rate of 5.3% and $1.3 million was borrowed at 5.2%.

At March 31, 2008 under the Company’s Credit and Guaranty Agreement (the ‘‘Credit Agreement’’) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, ‘‘the Lenders’’), Silver Point Finance, LLC (‘‘Silver Point’’), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (‘‘Wachovia’’), as borrowing base agent, $21.4 million was outstanding under the revolving credit facility at an interest rate of 14.0% and $43.9 million was outstanding under the term loan at an interest rate of 12.0%. As a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance, as defined in the Credit Agreement, to zero by May 31, 2008 (see Note 2), the outstanding term loan of $43.9 million at March 31, 2008 and $49.6 million at December 31, 2007 have been reclassified from long-term debt to short-term debt in the consolidated financial statements.

During the quarter ended March 31, 2008, as required by the Credit Agreement, the term loan was reduced by $4.6 million from the receipt of insurance proceeds associated with the Southaven Casualty Event, by $0.1 million from the receipt of Extraordinary Receipts, as defined in the Credit Agreement, and by $1.0 million from the receipt of proceeds from the sale of an unused facility in Emporia, Kansas. As a result of the term loan reduction from the receipt of the insurance proceeds, the Company incurred a prepayment premium, as required by the Credit Agreement, of $0.4 million, which amount is included in debt extinguishment costs. In addition, due to the prepayment of the term loan, $0.2 million of the deferred debt costs have also been expensed as debt extinguishment costs in the income statement for the three months ended March 31, 2008.

On March 12, 2008, the Second Amendment of the Credit Agreement (the ‘‘Second Amendment’’) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity allowed the Company to restore its operations in Southaven, Mississippi that were severely damaged by two tornadoes on February 5, 2008 (the ‘‘Southaven Casualty Event’’). The Company believes it has adequate insurance for the Southaven Casualty Event, including coverage for all inventory and fixed assets that were damaged. Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a dramatic reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’, as defined in the Credit Agreement, to zero by May 31, 2008 and intends to do so, in part as it receives insurance proceeds relating to the Southaven Casualty Event, in accordance with the Second Amendment. In addition, pursuant to the Second Amendment, the Company is working to strengthen its capital structure by raising additional capital which it now believes will not occur until after May 31, 2008. The Company has hired Jefferies & Company, Inc. to assist it in obtaining such capital.

As previously reported, a number of Events of Default, as defined in the Credit Agreement, had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders waived such Events of Default including a waiver of the 2007 covenant violations, effective as of the Second Amendment date, resulting in the elimination of the 2% default interest, which had been charged effective November 30, 2007. During the quarter ended March 31, 2008, $0.3 million of default interest was included in interest expense in the consolidated statement of operations. Consistent with current market conditions for similar borrowings, the Second Amendment increases the interest rate the Company must pay on its outstanding indebtedness to the Lenders to the greater of (i) the Adjusted LIBOR Rate, as defined in the Second Amendment, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings.

The Second Amendment required the Company and the Lenders to work together during the ten business days following the date of the Second Amendment to reset the financial covenants in the Credit Agreement. In addition, the Second Amendment provides for certain adjustments to the Company’s financial performance relating to, for example, the Southaven Casualty Event, for purposes of evaluating the Company’s compliance with certain financial covenants. In addition, during such ten business day period, the Company agreed to negotiate with Silver Point regarding the issuance of warrants to Silver Point to purchase up to 9.99% of the Company’s capital stock on a fully diluted basis. In connection with the Second Amendment, the Company paid the Lenders a fee of $3.0 million, which has been deferred and is being amortized over the remaining term of the outstanding obligations.

As contemplated by the Second Amendment, the Company entered into the Third Amendment to the Credit Agreement (the ‘‘Third Amendment’’) on March 26, 2008. The Third Amendment reset the Company’s 2008 financial covenants contained in the Credit Agreement. Among other financial covenants, the Third Amendment adjusted financial covenants relating to leverage, capital expenditures, consolidated EBITDA, and the Company’s fixed charge coverage ratio. These covenant adjustments reset the covenants under the Credit Agreement in light of, among other things, the Southaven Casualty Event.

Since the date of the Second Amendment, the Company has continued to work to restore its operations in Southaven, determine the full extent of the damage there, and prepare the Southaven Casualty Event-related insurance claim. As a result of these efforts, the Company has determined that a small portion of the inventory in Southaven was not damaged by the tornadoes, and could be returned to the Company’s inventory (and, consequently, to the Borrowing Base). As a result of this recharacterization, the Company and the Lenders have agreed in the Third Amendment to reduce the maximum Borrowing Base Overadvance Amount to $24.2 million. The Company intends to reduce this ‘‘Borrowing Base Overadvance Amount’’, as defined in the Credit Agreement, to zero by May 31, 2008 through a plan which utilizes a combination of (i) operating results, (ii) working capital management and (iii) insurance proceeds, although there can be no assurance that the Company will be able to reduce the Borrowing Base Overadvance Amount as required by the Credit Agreement.

The Third Amendment also provided the Company with a waiver for the default resulting from the explanatory paragraph in the audit opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.

In addition, as contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the ‘‘Warrants’’). Warrants to purchase 993,040 shares are subject to cancellation if the Company raises $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. While the Company continues to work toward raising a combination of $30 million or more in debt and/or equity, it now believes that any such financing will not occur until after May 31, 2008. The Warrants were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, to two accredited investors. To reflect the issuance of the Warrants, the Company recorded additional paid-in capital and deferred debt costs of $3.0 million. This represents the estimated fair value of the Warrants, based upon the terms and conditions of the Warrants and the Company’s common stock market value. The increase in deferred debt costs will be amortized over the remaining term of the outstanding obligations under the Credit Agreement.

The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest average dollar volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to March 12, 2008 issuance date and ending 180 trading days after March 12, 2008. The Warrants contain a ‘‘full ratchet’’ anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable American Stock Exchange rules (the ‘‘20% Issuance Cap’’). If the anti-dilution provisions would require the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) the Warrant holders have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrants.

In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the ‘‘Warrantholder Rights Agreement’’) containing customary representations and warranties. The Warrantholder Rights Agreement also provides the Warrant holders with a preemptive right to purchase any preferred stock the Company may issue prior to December 31, 2008 that is not convertible into common stock. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the ‘‘Registration Rights Agreement’’), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, 130% of the shares of common stock initially issuable pursuant to the Warrants. On April 21, 2008, a Form S-3 was filed with the Securities and Exchange Commission with respect to the resale of 2,584,494 shares of common stock issuable upon exercise of these Warrants. The Registration Rights Agreement also requires payments to be made by the Company under specified circumstances if (i) a registration statement was not filed on or before April 25, 2008, (ii) the registration statement is not declared effective on or prior to June 24, 2008, (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders subject to certain grace periods, or (iv) the Company fails to satisfy the current public information requirement under Rule 144 under the Securities Act of 1933, as amended. If any of the foregoing provisions are breached, the Company would be obligated to pay a penalty in cash equal to one and one-half percent (1.5%) of the product of (x) the market price (as such term is defined in the Warrant) of such holder’s registrable securities and (y) the number of such holder’s registrable securities, on the date of the applicable breach and on every thirtieth day (pro rated for periods totaling less than thirty (30) days) thereafter until cured.

Short-term Liquidity

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the ‘‘Southaven Casualty Event’’). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company does have insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit Agreement. Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit

Agreement on March 12, 2008 (see Note 4). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders have agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders have agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company is required to reduce this ‘‘Borrowing Base Overadvance Amount’’, as defined in the Credit Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 4), which was signed on March 26, 2008. The Company believes that it will be able to achieve the Borrowing Base reduction by the May 31, 2008 date through a plan which utilizes a combination of (i) operating results, (ii) working capital management and (iii) insurance proceeds. The Company is working with its insurance company through the claims process and received a $10 million preliminary advance during the first quarter of 2008, which was used to reduce obligations under the Company’s credit facility and a second preliminary advance of $11 million in April 2008 (see Note 13). The Company’s insurance policy covers losses of property and from business interruption up to $80 million, which the Company believes, should provide more than sufficient coverage with respect to the damages arising from the Southaven Casualty Event. The Company is also continuing to work toward raising a combination of $30 million or more in debt and/or equity to reduce or possibly replace its current Credit Agreement and to provide additional working capital. The Company believes that any such financing will not occur until after May 31, 2008. Jefferies & Company, Inc. has been hired to assist the Company in obtaining new debt or equity capital. There can be no assurance that the Company will be able to obtain such additional funds from the plans noted above or that further Lender accommodations would be available, on acceptable terms or at all, if the Company fails to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008.

If the Company is unable to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008, the Company will be in violation of a covenant in the Credit Agreement and will be required to negotiate a waiver to cure the default. If the Company were unable to successfully resolve the default with the Lenders, the entire amount of any indebtedness under the Credit Agreement at that time could become due and payable, at the Lender’s discretion. This results in uncertainties concerning the Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a result of the uncertainty concerning the Company’s ability to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008, the auditor’s opinion for the year ended December 31, 2007 included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

Longer-term Liquidity

The future liquidity and ordinary capital needs of the Company, excluding the impact of the Southaven Casualty Event, described above, are expected to be met from a combination of cash flows from operations and borrowings. The Company’s working capital requirements peak during the first and second quarters, reflecting the normal seasonality in the Domestic segment. Changes in market conditions, the effects of which may not be offset by the Company’s actions in the short-term, could have an impact on the Company’s available liquidity and results of operations. The Company has taken actions during 2007 and 2008 to improve its liquidity and is attempting to take actions to afford additional liquidity and flexibility for the Company to achieve its operating objectives. There can be no assurance, however, that such actions will be consummated on a timely basis, or at all. In addition, the Company’s future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company’s significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company’s results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of extended customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. If the Company were to implement major new growth initiatives, it would also have to seek additional sources of capital; however, no assurance can be given that the Company would be successful in securing such additional sources of capital.

Critical Accounting Estimates

The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 had no financial statement impact on the Company.

On December 4, 2007, the FASB issued FASB Statement No. 141R ‘‘Business Combinations’’, which significantly changes the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to business combinations for which the acquisition date is after January 1, 2009.

Forward-Looking Statements and Cautionary Factors

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, the discretionary actions of its suppliers and lenders and changes in interest rates. Such statements are based upon the current beliefs and expectations of Proliance’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used herein the terms ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘objective,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘project,’’ ‘‘will’’ and similar expressions identify forward-looking statements. Factors that could cause Proliance’s results to differ materially from those described in the forward-looking statements can be found in the 2007 Annual Report on Form 10-K of Proliance and Proliance’s other subsequent filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. Between the month of December 2007 and April 2008, average monthly commodity costs for copper and aluminum continued to be volatile as in the past several years. The Company continues to implement action plans in an effort to offset these cost increases, including customer pricing actions, and various cost reduction activities. There can be no assurance that the Company will be able to offset these cost increases going forward. There have been no other material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 8, 2008, two proposals were voted upon and approved by the Company’s stockholders. A brief discussion of each proposal voted upon at the Annual Meeting, and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal and broker non-votes are set forth below.

A vote was taken for the election of three Directors of the Company to hold office until the 2009 Annual Meeting. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

Nominee	For	Withheld
Barry R. Banducci	13,197,771	455,831
Charles E. Johnson	12,678,001	975,601
Vincent L. Martin	13,240,544	413,058

A vote was taken on the proposal to ratify the appointment of BDO Seidman, LLP as Proliance’s independent registered public accounting firm for the year ending December 31, 2008. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

For	Against	Abstain
13,301,607	70,070	281,923

There were no broker non-votes regarding the foregoing proposals. The foregoing proposals are described more fully in the Company’s proxy statement dated March 28, 2008, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated there under.

Item 5.    OTHER INFORMATION

On May 8, 2008, the Board of Directors of the Company approved amendments to the Amended and Restated By-laws of the Company, in response to recent decisions of the Delaware courts, to clarify the requirement that shareholders of the Company must comply with the advance notice provisions contained in the bylaws in order to nominate director candidates at any meeting of the shareholders, including meetings called for the purpose of electing directors. The Amended and Restated By-laws, as amended, also clarify the requirement that such advance notice requirement applies regardless of whether the shareholder making the nomination wishes to include director nominations in a proxy statement prepared by or on behalf of the shareholder or by or on behalf of the Company. In accordance with the Amended and Restated By-laws, these amendments became effective on May 8, 2008 upon approval by the Board of Directors of the Company.

The foregoing description of the amendment to the Company’s Amended and Restated By-laws does not purport to be complete and is qualified in its entirety by reference to the full Amended and Restated By-laws of the Company, a copy of which is filed as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6.    EXHIBITS

3.1	Amended and Restated Bylaws.
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLIANCE INTERNATIONAL, INC. (Registrant)

Date: May 14, 2008	By:	/s/ Charles E. Johnson
Charles E. Johnson President and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2008	By:	/s/ Arlen F. Henock
Arlen F. Henock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)