Form 10-Q
period 2008-06-30
PROLIANCE INTERNATIONAL, INC.
filed 2008-08-12
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $.01 par value, outstanding as of August 1, 2008 was 15,794,281.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
(Unaudited)	Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Net sales	$102,154	$102,414	$178,694	$194,352
Cost of sales	81,614	81,162	147,072	155,742

Gross margin	20,540	21,252	31,622	38,610
Selling, general and administrative expenses	14,764	19,906	27,595	40,495
Arbitration earn-out decision	—	3,174	—	3,174
Restructuring charges	—	1,053	172	1,328

Operating income (loss)	5,776	(2,881)	3,855	(6,387)
Interest expense	4,549	2,922	8,285	5,603
Debt extinguishment costs	—	—	576	—

Income (loss) before income taxes	1,227	(5,803)	(5,006)	(11,990)
Income tax provision	706	431	649	576

Net income (loss)	$521	$(6,234)	$(5,655)	$(12,566)

Net income (loss) per common share-basic	$0.03	$(0.48)	$(0.36)	$(0.90)

Net income (loss) per common share-diluted	$0.03	$(0.48)	$(0.36)	$(0.90)

Weighted average common shares – basic	15,748	15,269	15,739	15,264

Weighted average common shares – diluted	19,151	15,269	15,739	15,264

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share data)	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,464	$476
Accounts receivable (less allowances of $3,779 and $4,601)	77,509	60,153
Inventories	91,300	106,756
Other current assets	8,409	7,645

Total current assets	180,682	175,030

Property, plant and equipment	48,900	50,165
Accumulated depreciation and amortization	(28,473)	(29,001)

Net property, plant and equipment	20,427	21,164

Other assets	18,132	12,699

Total assets	$219,241	$208,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$54,062	$67,242
Accounts payable	69,711	48,412
Accrued liabilities	26,758	24,649

Total current liabilities	150,531	140,303

Long-term liabilities:
Long-term debt	72	211
Other long-term liabilities	5,544	5,353

Total long-term liabilities	5,616	5,564

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value: authorized 200,000 shares; issued and outstanding – none at June 30, 2008 and December 31, 2007	—	—
Series B convertible preferred stock, $.01 par value: authorized 30,000 shares; issued and outstanding; – 9,913 shares at June 30, 2008 and December 31, 2007 (liquidation preference $3,453)	—	—
Common stock, $.01 par value: authorized 47,500,000 shares; issued 15,836,217 and 15,838,962 shares, outstanding 15,794,281 and 15,797,026 shares at June 30, 2008 and December 31, 2007, respectively	158	158
Paid-in capital	112,301	109,145
Accumulated deficit	(53,780)	(48,039)
Accumulated other comprehensive income	4,430	1,777
Treasury stock, at cost, 41,936 shares at June 30, 2008 and December 31, 2007	(15)	(15)

Total stockholders’ equity	63,094	63,026

Total liabilities and stockholders’ equity	$219,241	$208,893

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited)	June 30,
(in thousands)	2008	2007

Cash flows from operating activities:
Net loss	$(5,655)	$(12,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,932	3,775
Provision for (benefit from) uncollectible accounts receivable	343	(516)
Non-cash stock compensation costs	117	130
Non-cash arbitration earn-out decision charge	—	3,174
Gain on disposal of fixed assets	(3,979)	(886)
Deferred income tax	—	136
Changes in operating assets and liabilities:
Accounts receivable	(16,131)	(7,450)
Inventories	17,729	3,250
Accounts payable	20,242	3,271
Accrued expenses	1,743	(1,981)
Other	(1,997)	(2,210)

Net cash provided by (used in) operating activities	17,344	(11,873)

Cash flows from investing activities:
Capital expenditures, net of normal sales and retirements	(2,833)	(963)
Proceeds from sales of buildings	1,538	750
Insurance proceeds from damaged fixed assets	3,428	—
Cash expenditures for restructuring costs on Modine Aftermarket acquisition balance sheet	(62)	(187)

Net cash provided by (used in) investing activities	2,071	(400)

Cash flows from financing activities:
Dividends paid	(88)	(32)
Net (repayments) borrowings under revolving credit facility	(12,410)	625
Borrowings of short-term foreign debt	5,538	5,948
Borrowings under term loan	—	8,000
Repayments of term loan and capitalized lease obligations	(6,446)	(869)
Deferred debt issuance costs	(3,184)	(880)
Proceeds from stock option exercise	—	25

Net cash (used in) provided by financing activities	(16,590)	12,817

Effect of exchange rate changes on cash	163	25

Increase in cash and cash equivalents	2,988	569
Cash and cash equivalents at beginning of period	476	3,135

Cash and cash equivalents at end of period	$3,464	$3,704

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Interim Financial Statements

The condensed consolidated financial information should be read in conjunction with the Proliance International, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007 including the audited financial statements and notes thereto included therein.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter and six months ended June 30, 2008 are not necessarily indicative of results for the full year. The balance sheet information as of December 31, 2007 was derived from the audited financial statements contained in the Company’s Form 10-K.

Prior period amounts have been reclassified to conform to current year classifications.

Note 2 — Southaven Event and Related Liquidity Issues

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company does have insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit Agreement on March 12, 2008 (see Note 4). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 4), which was signed on March 26, 2008. While the Company was able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a combination of (i) operating results, (ii) working capital management and (iii) insurance proceeds, the Company continues to face liquidity constraints. As part of the claims process, the Company has received a $10 million preliminary advance during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $2.0 million during July

2008, which were used to reduce obligations under the Company’s credit facility. On July 30, 2008, the Company reached a global settlement with its insurance company regarding all damage claims which is described in Note 14. This settlement resulted in the Company receiving an additional $15.3 million during the month of August, 2008. The Company is also continuing to work toward raising a combination of $30 million or more in debt and/or equity to reduce or possibly replace its current Credit Agreement and to provide additional working capital. Jefferies & Company, Inc. has been hired to assist the Company in obtaining this new debt or equity capital. As there can be no assurance that the Company will be able to obtain such additional funds from the proposed financing or that further Lender accommodations would be available, on acceptable terms or at all, the Company has classified the term loan as short-term debt in the consolidated financial statements at June 30, 2008.

The violation of any covenant of the Credit Agreement would require the Company to negotiate a waiver to cure the default. If the Company was unable to successfully resolve the default with the Lenders, the entire amount of any indebtedness under the Credit Agreement at that time could become due and payable, at the Lenders’ discretion. This results in uncertainties concerning the Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

At June 30, 2008, the insurance claim receivable of $3.1 million was net of amounts received, and included $25.6 million which represents the estimated recovery on inventory damaged in the Southaven Casualty Event, $3.9 million which represents the estimated recovery on damaged fixed assets and $8.3 million of incremental costs for travel, product procurement and reclamation and other items resulting from the tornado, including business interruption. The Company received a $10.0 million advance from the insurance company during the quarter ended March 31, 2008. Additional preliminary insurance advances in the amount of $24.7 million were received during the second quarter of 2008. Proceeds from these advances were used to pay down borrowings under the Credit Agreement. The insurance claim receivable is classified as other current assets in the accompanying consolidated balance sheet. As disclosed in Note 14, on July 30, 2008, the Company reached a global settlement with its insurance company regarding all damage claims relating to the Southaven Casualty Event.

Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended June 30, 2008, is a $3.1 million net credit resulting from the Southaven Casualty Event reflecting a gain on the disposal of fixed assets of $0.8 million, as the insurance recovery was in excess of the damaged assets net book value and a $3.1 million gain resulting from the recovery of margin on lost sales under the business interruption portion of the insurance coverage. These gains were offset in part by expenses of $0.8 million incurred as a result of the tornadoes. Included in selling, general and administrative expenses for the six months ended June 30, 2008 is a $5.2 million net credit resulting from the Southaven Casualty Event reflecting a gain on the disposal of fixed assets of $2.4 million, as the insurance recovery was in excess of the damaged assets net book value, a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory and $3.1 million resulting from the recovery of margin on lost sales under the business interruption portion of the insurance coverage, which was offset in part by expenses of $1.4 million incurred as a result of the tornadoes.

Note 3 —	Inventory

Inventory consists of the following:

	June 30,	December 31,
	2008	2007
(in thousands)

Raw material and component parts	$27,121	$23,055
Work in progress	4,149	4,044
Finished goods	60,030	79,657

Total inventory	$91,300	$106,756

Note 4 —	Debt

Short-term debt and current portion of long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
(in thousands)

Short-term foreign debt	$5,537	$—
Term loan	43,745	49,625
Revolving credit facility	4,668	17,078
Current portion of long-term debt	112	539

Total short-term debt and current portion of long-term debt	$54,062	$67,242

Short-term foreign debt, at June 30, 2008, represents borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility. As of June 30, 2008, $5.5 million was borrowed at an annual interest rate of 5.37%.

At June 30, 2008 under the Company’s Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent, $4.7 million was outstanding under the revolving credit facility at an interest rate of 14% and $43.7 million was outstanding under the term loan at an interest rate of 12%. As a result of uncertainties which had existed concerning the Company’s ability to reduce the Borrowing Base Overadvance, as defined in the Credit Agreement, to zero by May 31, 2008 (see Note 2), the outstanding term loan of $49.6 million at December 31, 2007 was reclassified from long-term debt to short-term debt in the condensed consolidated financial statements. While the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance no longer exist, at June 30, 2008, the outstanding term loan of $43.7 million was classified as short-term debt as there can be no assurances that the Company will be able to obtain additional funds from the proposed financing or that further Lender accommodations would be available, on acceptable terms or at all. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2008.

During the six months ended June 30, 2008, as required by the Credit Agreement, the term loan was reduced by $4.6 million from the receipt of insurance proceeds associated with the Southaven Casualty Event, by $0.7 million from the receipt of Extraordinary Receipts, as defined in the Credit Agreement, and by $1.0 million from the receipt of proceeds from the sale of an unused facility in Emporia, Kansas. As a result of the term loan reduction from the receipt of the insurance proceeds, the Company incurred a prepayment premium, as required by the Credit Agreement, of $0.4 million, which amount is included in debt extinguishment costs. In addition, due to the prepayment of the term loan, $0.2 million of the deferred debt costs have also been expensed as debt extinguishment costs in the condensed consolidated statement of operations for the six months ended June 30, 2008.

On March 12, 2008, the Second Amendment of the Credit Agreement (the “Second Amendment”) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity allowed the Company to restore its operations in Southaven, Mississippi that were severely damaged by two tornadoes on February 5, 2008 (the “Southaven Casualty Event”). Under the Credit Agreement, damage to the inventory and fixed assets caused by the Southaven Casualty Event resulted in a dramatic reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008. The Company was able to achieve this reduction prior to May 31, 2008 through a combination of insurance proceeds, operating results and working capital management. In addition, pursuant to the Second Amendment, the Company is working to strengthen its capital structure by raising additional debt and/or equity. The Company has hired Jefferies & Company, Inc. to assist it in obtaining such funds.

As previously reported, a number of Events of Default, as defined in the Credit Agreement, had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders waived such Events of Default including a waiver of the 2007 covenant violations, effective as of the Second Amendment date, resulting in the elimination of the 2% default interest, which had been charged effective November 30, 2007. During the six months ended June 30, 2008, $0.3 million of default interest was included in interest expense in the condensed consolidated statement of operations. Consistent with current market conditions for similar borrowings, the Second Amendment increased the interest rate the Company must pay on its outstanding indebtedness to the Lenders to the greater of (i) the Adjusted LIBOR Rate, as defined in the Second Amendment, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings.

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

As contemplated by the Second Amendment, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) on March 26, 2008. The Third Amendment reset the Company’s 2008 financial covenants contained in the Credit Agreement. Among other financial covenants, the Third Amendment adjusted financial covenants relating to leverage, capital expenditures, consolidated EBITDA, and the Company’s fixed charge coverage ratio. These covenant adjustments reset the covenants under the Credit Agreement in light of, among other things, the Southaven Casualty Event.

From the date of the Second Amendment, the Company continued to work to restore its operations in Southaven, determine the full extent of the damage there, and prepare the Southaven Casualty Event-related insurance claim. As a result of these efforts, the Company determined that a small portion of the inventory in Southaven was not damaged by the tornadoes, and could be returned to the Company’s inventory (and, consequently, to the Borrowing Base). As a result of this recharacterization, the Company and the Lenders agreed in the Third Amendment to reduce the maximum Borrowing Base Overadvance Amount to $24.2 million. The Company was able to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008 through a plan which utilized a combination of operating results, working capital management and insurance proceeds.

The Third Amendment also provided the Company with a waiver for the default resulting from the explanatory paragraph in the audit opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.

In addition, as contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the “Warrants”). Warrants to purchase 993,040 shares were subject to cancellation if the Company had raised $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. Since such financing did not occur prior to the May 31, 2008 deadline, the warrants remain outstanding. The Warrants were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, to two accredited investors. To reflect the issuance of the Warrants, the Company recorded additional paid-in capital and deferred debt costs of $3.0 million. This represents the estimated fair value of the Warrants, based upon the terms and conditions of the Warrants and the Company’s common stock market value. The increase in deferred debt costs is being amortized over the remaining term of the outstanding obligations under the Credit Agreement.

The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest average dollar volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to March 12, 2008 and ending 180 trading days after March 12, 2008. As of June 30, 2008, the exercise price calculated in accordance with the warrant terms would have been $0.89 per share. The Warrants contain a “full ratchet” anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable American Stock Exchange rules (the “20% Issuance Cap”). If the anti-dilution provisions would require the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) under certain circumstances, the Warrant holders have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrants.

In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the “Warrantholder Rights Agreement”) containing customary representations and warranties. The Warrantholder Rights Agreement also provides the Warrant holders with a preemptive right to purchase any preferred stock the Company may issue prior to December 31, 2008 that is not convertible into common stock. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the “Registration Rights Agreement”), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, 130% the shares of common stock initially issuable pursuant to the Warrants. On April 21, 2008, a Form S-3 was filed with the Securities and Exchange Commission with respect to the resale of 2,584,494 shares of common stock issuable upon exercise of the Warrants. The Registration Statement was declared effective on June 24, 2008. The Registration Rights Agreement also requires payments to be made by the Company under specified circumstances if (i) a registration statement was not filed on or before

April 25, 2008, (ii) the registration statement was not declared effective on or prior to June 24, 2008, (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders subject to certain grace periods, or (iv) the Company fails to satisfy the current public information requirement under Rule 144 under the Securities Act of 1933, as amended. If any of the foregoing provisions are breached, the Company would be obligated to pay a penalty in cash equal to one and one-half percent (1.5%) of the product of (x) the market price (as such term is defined in the Warrants) of such holder’s registrable securities and (y) the number of such holder’s registrable securities, on the date of the applicable breach and on every thirtieth day (pro rated for periods totaling less than thirty (30) days) thereafter until cured.

See note 14 for a description of the Fourth Amendment of the Credit Agreement, which the Company entered into on July 18, 2008, and the Fifth Amendment of the Credit Agreement, which the Company entered into on July 24, 2008.

As a result of the $3.0 million fee paid at the time of the Second Amendment, the $3.0 million fair value of the Warrants, and other legal and professional costs associated with the Second, Third and Fourth (see note 14) Amendments, the deferred debt costs, included in other assets in the condensed consolidated balance sheet, increased to $9.8 million at June 30, 2008, compared to $4.5 million at December 31, 2007. This amount is being amortized over the remaining term of the outstanding obligations under the Credit Agreement.

Note 5 —	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Net income (loss)	$521	$(6,234)	$(5,655)	$(12,566)
Minimum pension liability adjustment	—	—	—	—
Foreign currency translation adjustment	1,199	758	2,653	573

Comprehensive income (loss)	$1,720	$(5,476)	$(3,002)	$(11,993)

Note 6 —	Stock Compensation Plans

Stock Options:

An analysis of the stock option activity in the Company’s Stock Plan, Directors Plan and Equity Incentive Plan for the six months ended June 30, 2008 is as follows:

		Option Price Range
	Number of		Weighted
	Options	Low	Average	High

Stock Plan
Outstanding at December 31, 2007	339,777	$2.56	$3.99	$5.25
Cancelled	(25,000)	4.51	4.64	4.72

Outstanding at June 30, 2008	314,777	$2.56	$3.94	$5.25

Directors Plan
Outstanding at December 31, 2007	30,800	$2.70	$4.61	$5.50
Cancelled	—	—	—	—

Outstanding at June 30, 2008	30,800	$2.70	$4.61	$5.50

Equity Incentive Plan
Outstanding at December 31, 2007	177,500	$2.90	$6.34	$11.75
Granted	216,000	2.80	2.80	2.80
Cancelled	(19,152)	1.54	3.04	5.27

Outstanding at June 30, 2008	374,348	$2.80	$4.47	$11.75

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

Stock compensation expense associated with outstanding options during the three and six months ended June 30, 2008 was $34 thousand and $57 thousand, respectively, and $18 thousand and $40 thousand for the three and six months ended June 30, 2007, respectively.

Restricted Stock:

Non-vested restricted stock activity during the six months ended June 30, 2008 was as follows:

		Grant Date Fair Value
	Number of		Weighted
	Shares	Low	Average	High

Outstanding at December 31, 2007	69,330	$2.35	$4.26	$5.27
Vested	(28,166)	2.35	3.71	5.27
Cancelled	(2,745)	5.27	5.27	5.27

Outstanding at June 30, 2008	38,419	$2.35	$4.59	$5.27

Stock compensation expense on restricted stock during the three and six months ended June 30, 2008 was $28 thousand and $59 thousand, respectively and $28 thousand and $46 thousand during the three and six months ended June 30, 2007, respectively.

Performance Restricted Stock:

At June 30, 2008 and December 31, 2007, there were no performance restricted shares outstanding. There was no compensation expense related to outstanding performance restricted shares during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, $45 thousand of stock compensation expense was recorded for performance restricted stock outstanding at that time.

Note 7 —	Restructuring and Other Special Charges

In the six months ended June 30, 2008, the Company recorded $0.2 million of restructuring costs. These costs resulted from the closure of ten branch locations offset in part by credits received from the cancellation of vehicle leases associated with previously closed facilities. Headcount was reduced by 34 as a result of the closures. In September 2006, the Company announced that it was commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and the first six months of 2008 have resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 35 at June 30, 2008 and the establishment of supply agreements with distribution partners in certain areas. It is anticipated that these actions will improve the Company’s market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. Annual savings from these actions are expected to exceed the restructuring costs incurred.

During the first six months of 2007, the Company reported $1.3 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. Actions during the first six months of 2007 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 85 at June 30, 2007. The headcount reductions in the United States resulted from the elimination of 15 salaried positions in order to lower operating overhead while reductions at the Company’s Mexican manufacturing facilities resulted from the elimination of 29 positions as a result of production cutbacks reflecting the conversion from copper/brass to aluminum construction, and the Company’s efforts to lower inventory levels.

The remaining restructuring reserve at June 30, 2008 was classified in other accrued liabilities. A summary of the restructuring charges and payments during the first six months of 2008 is as follows:

	Workforce	Facility
(in thousands)	Related	Consolidation	Total

Balance at December 31, 2007	$979	$702	$1,681
Charge to operations	164	8	172
Cash payments	(774)	(394)	(1,168)

Balance at June 30, 2008	$369	$316	$685

The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs, which are expected to be paid by the end of 2011. Workforce related expenses will be paid by the end of 2009.

Note 8 —	Retirement and Post-Retirement Plans

The components of net periodic benefit costs for domestic and international retirement and post-retirement plans are as follows:

	Three Months Ended June 30,
	2008	2007	2008	2007
(in thousands)	Retirement Plans		Post-retirement Plans

Service cost	$228	$288	$—	$—
Interest cost	588	504	3	4
Expected return on plan assets	(649)	(518)	—	—
Amortization of net loss	163	138	(2)	—

Net periodic benefit cost	$330	$412	$1	$4

	Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands)	Retirement Plans		Post-retirement Plans

Service cost	$465	$570	$—	$—
Interest cost	1,220	999	6	7
Expected return on plan assets	(1,351)	(1,021)	—	—
Amortization of net loss	341	277	(4)	—

Net periodic benefit cost	$675	$825	$2	$7

The Company also participates in foreign multi-employer pension plans. For the three months ended June 30, 2008 and 2007, pension expense for these plans was $341 thousand and $257 thousand, respectively and for the six months ended June 30, 2008 and 2007, $650 thousand and $506 thousand, respectively.

Note 9 —	Gain on Sale of Building

Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2008 is a $1.5 million gain resulting from the sale, during the 2008 first quarter, of the Company’s unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. This facility had been written down to a zero net book value as part of the merger purchase accounting entries.

Note 10 —	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Net income (loss)	$521	$(6,234)	$(5,655)	$(12,566)
Deduct – preferred stock dividend	(43)	(1,151)	(86)	(1,167)

Net income (loss) attributable to common stockholders – basic	478	(7,385)	(5,741)	(13,733)
Add back: preferred stock dividend	43	—	—	—

Net income (loss) attributable to common stockholders – diluted	$521	$(7,385)	$(5,741)	$(13,733)

Denominator:
Weighted average common shares – basic	15,748	15,269	15,739	15,264
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	46	—	—	—
Dilutive effect of Series B Preferred Stock	2,807	—	—	—
Dilutive effect of warrants	550	—	—	—

Weighted average common shares – diluted	19,151	15,269	15,739	15,264

Basic net income (loss) per common share	$0.03	$(0.48)	$(0.36)	$(0.90)

Diluted net income (loss) per common share	$0.03	$(0.48)	$(0.36)	$(0.90)

Outstanding stock options with an exercise price above market have been excluded from the diluted income per share calculation for the three months ended June 30, 2008. The dilutive effect of warrants is computed using the treasury stock method, which assumes all warrants are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The difference between the shares issued upon the exercise of warrants and the hypothetical number of shares purchased is included in the denominator of the diluted share calculation.

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended June 30, 2007 and the six months ended June 30, 2008 and 2007 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the net loss per share.

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

The table below sets forth information about the reported segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Net sales:
Domestic	$68,367	$76,601	$118,084	$145,642
International	33,787	25,813	60,610	48,710
Intersegment sales:
Domestic	1,391	921	1,980	2,036
International	5,234	4,901	10,025	8,917
Elimination of intersegment sales	(6,625)	(5,822)	(12,005)	(10,953)

Total net sales	$102,154	$102,414	$178,694	$194,352

Operating income (loss):
Domestic	$3,485	$3,158	$2,160	$2,742
Restructuring charges	—	(975)	(172)	(1,235)

Domestic total	3,485	2,183	1,988	1,507

International	1,848	573	1,910	534
Restructuring charges	—	(78)	—	(93)

International total	1,848	495	1,910	441

Corporate income (expenses)	443	(2,385)	(43)	(5,161)

Arbitration earn – out decision	—	(3,174)	—	(3,174)

Total operating income (loss)	$5,776	$(2,881)	$3,855	$(6,387)

Included in corporate expenses for the three and six months ended June 30, 2008 is income of $3.1 million and $5.2 million, respectively, relating to the net impact of the Southaven Casualty Event.

An analysis of total net sales by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Automotive and light truck heat exchange products	$62,217	$63,457	$107,610	$125,448
Automotive and light truck temperature control products	13,971	16,532	23,650	25,516
Heavy duty heat exchange products	25,966	22,425	47,434	43,388

Total net sales	$102,154	$102,414	$178,694	$194,352

Note 12 —	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007

Non-cash financing activity:
Value of common stock warrants and increase of deferred debt costs	$3,040	—

Cash paid during the period for:
Interest	$6,649	$4,884

Income taxes	$1,093	$690

Note 13 —	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 had no financial statement impact on the Company.

On December 4, 2007, the FASB issued FASB Statement No. 141R “Business Combinations”, which significantly changes the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to business combinations for which the acquisition date is after January 1, 2009.

Note 14 —	Subsequent Events

On July 18, 2008, the Company entered into the Fourth Amendment (the “Fourth Amendment”) of the Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, the “Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, Wachovia Capital Finance Corporation (New England) (“Wachovia”) and Wells Fargo Foothill, LLC (“Wells Fargo”) as lender and borrowing base agent for the Lenders. Pursuant to the Fourth Amendment, Wells Fargo replaces Wachovia as (i) the Borrowing Base Agent for the Lenders and (ii) the Issuing Bank with respect to issued Letters of Credit. In addition, the Fourth Amendment provides for an increase in the Revolving A Commitment from $25 million to $35 million and a reduction of the Revolving B Commitment from $25 million to $15 million. The total revolving credit line of $50 million under the Credit Agreement remains unchanged as a result of the Fourth Amendment. Upon the effectiveness of the Fourth Amendment, Wells Fargo will be the sole Revolving A Lender and Silver Point and certain of its affiliates will remain the Revolving B Lenders. In addition, the Fourth Amendment provides for an adjustment to certain financial covenants (and definitions related thereto) to allow for expenditures relating to the acquisition of replacement fixed assets at the Company’s new Southaven, Mississippi distribution facility. As a result of Wells Fargo replacing Wachovia as Issuing Bank, the Company will record a non-cash debt extinguishment expense in the fiscal quarter ending September 30, 2008 of approximately $1.2 million.

On July 24, 2008, the Company entered into the Fifth Amendment (the “Fifth Amendment”) of the Credit Agreement. Pursuant to the Fifth Amendment, and upon the terms and subject to the conditions thereof, the Fifth Amendment clarified that the first $5 million of additional proceeds of insurance in respect of the losses related to the damages to the Company’s operations in Southaven, Mississippi as a result of two tornadoes on February 5, 2008 (the “Southaven Casualty Event”) will be applied to repay the outstanding Tranche A Term Loans. The balances of such insurance proceeds will be applied on a “50-50” basis to prepay the Revolving Loans outstanding and the Tranche A Term Loans. In addition, the Fifth Amendment provides that the Borrowing Base Reserve relating to the Southaven Casualty Event shall be reduced from $5 million to $3 million effective on the date of the Fifth Amendment, and from $3 million to zero on the date the Company delivers to the administrative agent a final insurance settlement agreement with respect to the Southaven Casualty Event. However, the Borrowing Base Reserve will be increased to $5 million on August 31, 2008, unless the Capital Raise, as defined in the Credit Agreement, is completed by that date. Thereafter, such Borrowing Base Reserve will be permanently reduced to zero if the Capital Raise is consummated on or before September 30, 2008 (subject to extension with Administrative Agent’s consent). Finally, if the Company does not consummate the Capital Raise by December 31, 2008, the minimum EBITDA covenant will be increased from $27,500,000 to $28,000,000. The Company agreed to pay to the Revolving B Lenders an amendment fee (the “Amendment Fee”), earned on the date of the Fifth Amendment and due and payable on the earlier of September 30, 2008 or the date of consummation of the Capital Raise. The Amendment Fee will be 0.50% (the “Fee Rate”) of the sum of the Tranche A Term Loans and the Revolving Commitments outstanding as of the date the Amendment Fee is due and payable. Also, the deadline for consummation of the Capital Raise may be extended by the Administrative Agent from September 30, 2008 to November 15, 2008 so long as there exists no event of default and subject to an extension fee payable to the Revolving B Lenders equal to 0.50% of the Tranche A Term Loans and Revolving Commitments outstanding on September 30, 2008.

On July 30, 2008, the Company announced the signing of a definitive agreement with its insurance company settling all damage claims resulting from the Southaven Casualty Event. The insurer paid the Company $15.3 million during August 2008, in addition to the $36.7 million paid previously, for a total settlement of $52.0 million. The $15.3 million of additional insurance proceeds will be used to reduce outstanding term loan and revolving loan indebtedness in the month of August, 2008 in accordance with the Credit Agreement. Prepayment of a portion of the term loan will result in the Company recording debt extinguishment expense of approximately $1.1 million during the quarter ended September 30, 2008, which includes a cash prepayment charge of $0.5 million and the non-cash write-off of $0.6 million of deferred debt costs. The additional insurance proceeds will be recognized in the consolidated statement of income during the third and fourth quarters of the year ended December 31, 2008, based upon the timing of anticipated additional costs and business interruption impacts as a result of the Southaven Casualty Event.

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

The Company is organized into two segments based upon the geographic area served — Domestic and International. The Domestic segment includes heat exchange, temperature control and heavy duty product sales to customers located in the United States and Canada, while the International segment includes heat exchange, heavy duty, including marine, and to a lesser extent, temperature control product sales to customers located in Mexico, Europe and Central America. Management evaluates the performance of its reportable segments based upon operating income (loss) before taxes as well as cash flow from operations which reflects operating results and asset management.

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

Operating Results

Quarter Ended June 30, 2008 Versus Quarter Ended June 30, 2007

The following table sets forth information with respect to the Company’s condensed consolidated statement of income for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007		Increase (Decrease)
		%		%
	Amount	of Net Sales	Amount	of Net Sales	Amount	Percent
(in thousands of dollars)

Net sales	$102,154	100.0%	$102,414	100.0%	$(260)	(0.3)%
Cost of sales	81,614	79.9	81,162	79.3	452	0.6
Gross margin	20,540	20.1	21,252	20.7	(712)	(3.4)
Selling, general and administrative expenses	14,764	14.4	19,906	19.4	(5,142)	(25.8)
Arbitration earn-out decision	—	—	3,174	3.1	(3,174)	(100.0)
Restructuring charges	—	—	1,053	1.0	(1,053)	(100.0)
Operating income (loss)	5,776	5.7	(2,881)	(2.8)	8,657	300.5
Interest expense	4,549	4.5	2,922	2.9	1,627	55.7
Debt extinguishment costs	—	—	—	—	—	—
Income (loss) before income taxes	1,227	1.2	(5,803)	(5.7)	7,030	121.1
Income tax provision	706	0.7	431	0.4	275	63.8
Net income (loss)	$521	0.5%	$(6,234)	(6.1)%	$6,755	108.4%

The following table compares net sales and gross margin by the Company’s two business segments (Domestic and International) for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		%		%
	Amount	of Net Sales	Amount	of Net Sales
(in thousands of dollars)

Net Sales
Domestic segment	$68,367	66.9%	$76,601	74.8%
International segment	33,787	33.1	25,813	25.2

Total net sales	$102,154	100.0%	$102,414	100.0%

Gross Margin
Domestic segment	$12,436	18.2%	$15,448	20.2%
International segment	8,104	24.0	5,804	22.5

Total gross margin	$20,540	20.1%	$21,252	20.7%

Domestic segment sales, during the second quarter of 2008 were $8.2 million or 10.7% below the 2007 second quarter. The Company estimates that a major portion of this variance is attributable to the loss of sales as a result of the Southaven Casualty Event. While the Company has been making improvements during the second quarter, shipping performance continues to be at lower than normal levels as the Company works to replenish heat exchange inventory safety stock levels destroyed by the tornadoes. During the second quarter the Company has received some recovery from its insurance provider to cover this business interruption. Heat exchange product sales were also impacted by the branch and agency closures in 2007 and the first quarter of 2008, which have the impact of reducing volume and shifting product mix, resulting in lower average selling prices for domestic products. Heat exchange product sales also continue to be impacted by competitive pricing pressure. Heat exchange sales to the Company’s largest customer, Autozone, were lowered in the second quarter of 2008 compared to the same period in 2007, due to the tornadoes’ impact and a reduction in the number of distribution centers to which the Company sold product. Domestic temperature control product sales in 2008 were lower than in 2007 due to the impact of reduced sales resulting from the branch closure actions. Domestic automotive and light truck temperature control product sales have also been impacted by a softer market caused by the current economic conditions which impact consumer driving habits and buying decisions. Domestic heavy duty product sales in the second quarter of 2008 were lower than a year ago reflecting the impact of branch closures and softer market conditions, particularly in the heavy truck market. Domestic product sales for the remainder of 2008 will continue to be impacted by the branch closure actions and to a lesser extent by the Southaven Casualty Event as inventory safety stock levels are replenished. As noted previously, the Company has lost some sales as a result of the Southaven Casualty Event. In addition, the Company has been notified that due in part to the Southaven Casualty Event, commencing late in the third quarter of 2008, Autozone will stop purchasing radiator product for the remaining distribution centers which the Company was supplying. However, the Company will continue to supply Autozone with heaters and temperature control products as well as radiators on customer direct orders. Although this action will likely result in a reduction of revenue, it is not expected to have a material impact on future operating results in part due to cost reduction actions by the Company which are expected to offset any lost contribution margin. International segment sales, for the 2008 second quarter were $8.0 million or 30.9% above the second quarter of 2007. Of this increase, $3.6 million is attributable to the difference in exchange rates caused by the weakness of the U.S. dollar in relation to the Euro. The remainder of the increase is primarily attributable to higher heavy duty marine product sales in Europe due to stronger market conditions. These strong marine sales are expected to continue into the second half of 2008.

Gross margin, as a percentage of net sales, was 20.1% during the second quarter of 2008 versus 20.7% in the second quarter of 2007. This reduction reflects the change in sales mix as a result of branch closures in 2007 and the first half of 2008. While this change in mix results in a lower gross margin as a percentage of sales, it also results in lower operating expenses due to the elimination of branch operating costs. Copper and aluminum market costs charged through cost of sales were essentially flat with the levels of a year ago. To improve gross margin, the Company has continued to initiate new cost reduction actions and continued with programs to implement price actions wherever possible. Production levels during the second quarter were also seasonally higher and benefited from increased production as the Company replaced inventory destroyed by the tornadoes. As a result of the above items, Domestic segment gross margin as a percentage of sales was 18.2% compared to 20.2% in the second quarter of 2007. International segment margins improved to 24.0% compared to 22.5% in 2007, reflecting cost reduction actions and pricing changes which have been implemented and increased production levels. Margin levels during the remainder of 2008 should benefit from the impacts of cost reduction initiatives which have been taken and higher production levels resulting from the Company’s third quarter selling season along with efforts to rebuild inventory safety stocks. During the third quarter of 2008, the Company will also be shifting to its manufacturing facility in Nuevo Laredo, Mexico, the production of certain radiator product previously purchased from the Far East. There can be no assurance, however, that these actions will offset the impacts of higher commodity costs and changes in market conditions which may occur.

Selling, general and administrative expenses (“SG&A”) decreased by $5.1 million and as a percentage of net sales to 14.4% from 19.4% in the second quarter of 2008 compared to the same period of 2007. The reduction in expenses reflects lower selling and administrative spending as a result of cost reduction actions implemented during 2007. Branch spending expenses for the quarter were also lower than those incurred in the same period a year ago due to the impacts of branch closures during 2007 and the first quarter of 2008 designed to better align the Company’s go-to-market strategy with customer needs. This program, which includes the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, has resulted in a reduction in the number of branch and agency locations from 94 at December 31, 2006 to

35 at June 30, 2008. The current number of locations reflects the closure of 10 locations during the first quarter of 2008 and one agency location in the second quarter of 2008. Partially offsetting these expense reductions in the second quarter of 2008 was an increase in freight costs reflecting the rising cost of fuel of approximately $0.6 million. In the second quarter of 2007, SG&A had been reduced by a $0.8 million gain on the sale of a facility closed as a result of the Company’s cost reduction actions. The Company anticipates experiencing quarterly expense reductions, for the remainder of 2008, as a result of cost reduction initiatives which have been taken place in 2007 and 2008.

As described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. The Company’s insurance policy covers losses of property and from business interruption up to $80 million. Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended June 30, 2008, is a $3.1 million net gain resulting from the Southaven Casualty Event reflecting a gain on the disposal of fixed assets of $0.8 million, as the insurance recovery was in excess of the damaged assets net book value and $3.1 million resulting from recovery of business interruption losses, offset in part by expenses of $0.8 million incurred as a result of the tornadoes. As described in Note 14 of the Notes to Condensed Consolidated Financial Statements, on July 30, 2008, the Company settled its insurance claim and has received an additional $15.3 million during the month of August 2008.

During the second quarter of 2007, the Company received an arbitration decision regarding an earn-out calculation associated with the acquisition of EVAP, Inc. in 1998. As a result of the arbitrator’s decision, the Company recorded a non-cash charge of $3.2 million, which amount resulted from an increase in the liquidation preference of the Company’s Series B Preferred Stock.

The Company did not incur any restructuring expenses during the second quarter of 2008. In the second quarter of 2007, the Company reported $1.1 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. In September 2006, the Company had announced that it would be commencing a process to realign its branch structure, which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during the first six months of 2007 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 85 at June 30, 2007 and the establishment of supply agreements with distribution partners in certain areas. The headcount reductions in the United States resulted from the elimination of 15 salaried positions in order to lower operating overhead while reductions at the Company’s Mexican manufacturing facilities resulted from the elimination of 29 positions as a result of production cutbacks reflecting the conversion from copper/brass to aluminum construction and the Company’s efforts to lower inventory levels.

The Domestic segment operating income for the quarter ended June 30, 2008 increased to $3.5 million from $2.2 million in the second quarter of 2007 as cost reduction actions lowered operating expenses and product costs. In 2007, there were also $1.0 million of restructuring costs impacting the Domestic segment which did not recur in the second quarter of 2008. The International segment operating income improved to $1.8 million compared to $0.5 million income in the second quarter of 2007 due to increased sales, primarily of marine product. Corporate expenses in the second quarter of 2008 include the $3.1 million gain from the Southaven Casualty Event.

Interest expense was $1.6 million above last year’s levels due to the impact of higher average interest rates and higher amortization of deferred debt costs. Average interest rates on the Company’s Domestic revolving credit and term loan borrowings were 12.5% in the second quarter of 2008 compared to 7.72% last year. At the end of the second quarter of 2008, the Company’s NRF subsidiary in The Netherlands had outstanding debt of $5.5 million bearing interest at an annual rate of 5.37%

under its available credit facility. At June 30, 2007, NRF borrowed $0.6 million at an interest rate of 7.45% and $5.4 million at an interest rate of 5.5%. Deferred debt costs are higher due to the amortization of costs associated with the Company’s Credit Facility and the amendments entered into during 2008. Average debt levels were $63.1 million in the second quarter of 2008, compared to $66.1 million for the second quarter last year. The decrease in average debt levels reflects the Credit Facility repayments using funds received from the insurance claim. Discounting expense was $0.9 million in the second quarter of 2008, compared to $1.1 million in the same period last year, mainly reflecting lower levels of customer receivables being collected utilizing these programs. Interest expense in the second quarter of 2007 also included $0.2 million associated with the arbitration earn-out decision. Year-over-year interest expense levels for the remainder of 2008 are expected to be higher than the prior year comparable period as a result of increases in interest rates and higher deferred debt cost amortization.

In the second quarter of 2008 and 2007, the effective tax rate included only a foreign provision, as the usage of the Company’s net operating loss carry forwards offset a majority of the state and any federal income tax provisions. The 2008 Mexican tax provision for one of our operations is based on the new flat tax.

Net income for the three months ended June 30, 2008 was $0.5 million, or $0.03 per basic and diluted share, compared to a net loss of $6.2 million, or $0.48 per basic and diluted share for the same period a year ago.

Six Months Ended June 30, 2008 Versus Six Months Ended June 30, 2007

	Six Months Ended June 30,
	2008		2007		Increase (Decrease)
		%		%
	Amount	of Net Sales	Amount	of Net Sales	Amount	Percent
(in thousands of dollars)

Net sales	$178,694	100.0%	$194,352	100.0%	$(15,658)	(8.1)%
Cost of sales	147,072	82.3	155,742	80.1	(8,670)	(5.6)
Gross margin	31,622	17.7	38,610	19.9	(6,988)	(18.1)
Selling, general and administrative expenses	27,595	15.4	40,495	20.8	(12,900)	(31.9)
Arbitration earn-out decision	—	—	3,174	1.6	(3,174)	(100.0)
Restructuring charges	172	0.1	1,328	0.8	(1,156)	(87.0)
Operating income (loss)	3,855	2.2	(6,387)	(3.3)	10,242	160.4
Interest expense	8,285	4.7	5,603	2.9	2,682	47.9
Debt extinguishment costs	576	0.3	—	—	576	Nm
Loss before income taxes	(5,006)	(2.8)	(11,990)	(6.2)	6,984	58.2
Income tax provision	649	0.4	576	0.3	73	12.7
Net loss	$(5,655)	(3.2)%	$(12,566)	(6.5)%	$6,911	55.0%

Nm-not meaningful percent change.

The following table compares net sales and gross margin by the Company’s two business segments (Domestic and International) for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008		2007
		%		%
	Amount	of Net Sales	Amount	of Net Sales
(in thousands of dollars)

Net Sales
Domestic segment	$118,084	66.1%	$145,642	74.9%
International segment	60,610	33.9	48,710	25.1

Total net sales	$178,694	100.0%	$194,352	100.0%

Gross Margin
Domestic segment	$17,710	15.0%	$27,999	19.2%
International segment	13,912	23.0	10,611	21.8

Total gross margin	$31,622	17.7%	$38,610	19.9%

Domestic sales in the first six months of 2008 were $27.6 million or 18.9% lower than the first six months of 2007. The majority of this decline is attributable to heat exchange sales lost as a result of the Southaven Casualty Event along with lower sales as a result of branch and agency location closures. Throughout the period in 2008, the Domestic automotive and light truck product lines also continued to experience the impact of ongoing competitive pricing pressure and a shift in sales mix with more sales being directed towards wholesale customers and less to direct customers, resulting in lower average selling prices. Domestic heat exchange sales in 2008 were also lowered as the Company is now shipping radiator product to a smaller number of Autozone distribution centers. Domestic heavy duty product sales were lower than a year ago reflecting soft market conditions, particularly in the heavy truck marketplace along with the impact of branch closures. Domestic product sales for the remainder of 2008 will continue to be impacted by the branch closure actions and to a lesser extent by the Southaven Casualty Event as inventory safety stock levels are replenished. As noted previously, the Company has lost some sales as a result of the Southaven Casualty Event. In addition, the Company has been notified that due in part to the Southaven Casualty Event, commencing late in the third quarter of 2008, Autozone will stop purchasing radiator product for the remaining distribution centers which the Company was supplying. However, the Company will continue to supply Autozone with heaters and temperature control products as well as radiators on customer direct orders. Although this action will likely result in a reduction of revenue, it is not expected to have a material impact on future operating results in part due to cost reduction actions by the Company which are expected to offset any lost contribution margin. International segment sales for the first six months of 2008 were $11.9 million or 24.4% above 2007 first half levels, including $5.7 million resulting primarily from a stronger Euro in relation to the U.S. dollar. The remaining improvement in International segment sales was caused by higher marine and heat exchange product sales in Europe reflecting stronger market conditions.

Gross margins, as a percentage of net sales, for the first six months of 2008 were 17.7% compared with 19.9% a year ago. The Company continues to experience competitive pricing pressure and the shift in customer mix from direct customers to wholesale customers, which combined have more than offset the impact of cost reduction actions implemented by the Company. Commodity costs during the six month 2008 period, while still at high levels, are generally flat with those experienced in the same period in 2007. Production levels during the second half of the year are expected to increase as the Company continues to replenish safety stock levels and transfers to Mexico, the production of some product previously purchased from third party Asian vendors.

Selling, general and administrative expenses for the first six months of 2008 decreased to 15.4% of sales versus 20.8% of sales a year ago. Cost reduction actions initiated during 2007 and the first half of

2008 account for the majority of the improvement. These actions include a reduction in the number of branch locations and other headcount and expense reductions. Freight expenses during the first half of 2008 rose due to the higher cost of fuel. Expenses in 2008 were also lowered by the $1.5 million gain resulting from the sale of our unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. Expense levels in the first half of 2007 were lowered by the recording of a $0.8 million gain on the sale of a building vacated as a result of the branch consolidation actions.

As described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. The Company’s insurance policy covers losses of property and from business interruption up to $80 million. Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2008, is a $5.2 million net gain resulting from the Southaven Casualty Event reflecting a gain on the disposal of fixed assets of $2.4 million, as the insurance recovery was in excess of the damaged assets net book value, $3.1 million on recovery of business interruption losses and a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory, which were offset in part by expenses of $1.4 million incurred as a result of the tornadoes. As described in Note 14 of the Notes to Condensed Consolidated Financial Statements, on July 30, 2008, the Company settled its insurance claim and received an additional $15.3 million during the month of August 2008.

During the second quarter of 2007, the Company received an arbitration decision regarding an earn-out calculation associated with the acquisition of EVAP, Inc. in 1998. As a result of the arbitrator’s decision, the Company recorded a non-cash charge of $3.2 million, which amount resulted from an increase in the liquidation preference of the Company’s Series B Preferred Stock.

Restructuring charges in the first six months of 2008 of $0.2 million represent costs associated with the closure of 10 branch locations partially offset by credits received from the cancellation of vehicle leases associated with previously closed branch locations. In September 2006, the Company announced that it was commencing a process to realign its branch structure, which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and the first half of 2008 have resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 35 at June 30, 2008 and the establishment of supply agreements with distribution partners in certain areas. These actions have improved the Company’s market position and business performance by achieving better local branch utilization where multiple locations were involved, and by establishing in some cases, relationships with distribution partners to address geographic locations which do not justify stand-alone branch locations. Annual savings from these actions are expected to significantly exceed the costs incurred. In the first six months of 2007, the Company reported restructuring costs of $1.3 million primarily associated with the closure of branch locations and operating support headcount reductions in the United States and production headcount reductions at the Company’s two Mexican facilities.

The Domestic segment operating income for the six months ended June 30, 2008 increased to $2.0 million from $1.5 million in the first half of 2007 due to the impact of cost reduction actions, which lowered operating expenses and product costs, and lower levels of restructuring costs which offset the impacts of the Southaven Casualty Event. Domestic operating income in 2008 included the $1.5 million gain from the sale of the Emporia facility while Domestic operating income in 2007 included a $0.8 million gain from the sale of a facility. The International segment operating income improved to $1.9 million compared to $0.4 million in the first half of 2007 due to increased sales, primarily of marine product and higher production levels. Corporate expenses in the first half of 2008 include the $5.2 million gain from the Southaven Casualty Event.

Interest costs were $2.7 million above last year for the first six months of 2008, due to higher average interest rates and increased amortization of deferred debt costs. Average interest rates on our Domestic Credit Facility were 11.23% in 2008 compared to 7.66% in 2007. Deferred debt cost amortization is higher in the first half of 2008 compared to last year due to costs associated with the Credit Facility entered into in 2007 and the amendments which have been made to it during 2008. Average debt levels for the first six months of 2008 were $64.7 million compared to $61.4 million in the same period of 2007 due to higher levels of borrowing during the first quarter of 2008. Debt levels during the second quarter of 2008 are lower due to required repayments using funds received from the Southaven Casualty Event insurance claim. Discounting fees for the first six months of 2008 were $1.4 million compared to $2.5 million in 2007 reflecting a decline in the amount of accounts receivable collected through these programs. Interest expense in the first half of 2007 included $0.2 million of interest on unpaid dividends associated with the arbitration decision. Year-over-year interest expense levels for the remainder of 2008 will be higher than the prior year comparable period as a result of increases in interest rates and deferred debt cost amortization.

Debt extinguishment costs of $0.6 million during the first half of 2008 included $0.4 million for the prepayment penalty, as required by the Credit Agreement and $0.2 million from the write-down of deferred debt costs as a result of the term loan reduction from the receipt of insurance proceeds.

For the first six months of 2008 and 2007, the effective tax rate included only a foreign provision, as the reversal of the Company’s deferred tax valuation allowances offset a majority of the state and any federal income tax provisions. The first half 2008 tax provision also includes a $0.2 million benefit from a Mexican tax credit realized upon the filing of the 2007 tax return. The 2008 Mexican tax provision for one of our operations is based on the new flat tax. The 2007 provision also included $0.1 million associated with the adjustment of the NRF deferred tax asset as a result of changes in statutory income tax rates.

Net loss for the six months ended June 30, 2008 was $5.7 million or $0.36 per basic and diluted share compared to a net loss of $12.6 million or $0.90 per basic and diluted share for the same period a year ago.

Financial Condition, Liquidity and Capital Resources

In the first six months of 2008, operating activities provided $17.3 million of cash. Accounts receivable increased by $16.1 million reflecting seasonal increases in sales levels, higher levels of sales by the Company’s European business, the timing and level of receipts using accounts receivable vendor payment programs, and dating terms on an initial stocking order with a new customer. Inventories were reduced by $17.7 million due to the impact of reclassifying the destroyed inventory book value of $25.6 million into the insurance claim receivable, offset by expenditures to replenish the damaged inventory. Accounts payable grew by $20.2 million as the Company has been required to extend its normal vendor payment terms in light of debt repayments it has been required to make under its Credit Agreement, utilizing funds received from the insurance claim associated with the Southaven Casualty Event. This impact was in addition to normal seasonal increases in accounts payable for inventory purchases. Included in the other change in assets and liabilities is $3.1 million representing the insurance claim receivable balance as of June 30, 2008. This represents a receivable of $37.8 million offset by the receipt of $34.7 million of advances from the insurance company. As described in Note 14 of the Notes to Condensed Consolidated Financial Statements, the Company has settled its Southaven Casualty Event insurance claim which resulted in the receipt of an additional $15.3 million during the month of August 2008.

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

Capital expenditures of $2.8 million during the first six months of 2008 and $1.0 million during the first half of 2007 were primarily for cost reduction activities. The Company expects that capital expenditures for 2008 will be between $7.0 million and $8.0 million, including expenditures required to replace fixed assets damaged in the Southaven Casualty Event. Expenditures will primarily be for new product introductions and product cost reduction activities. These expenditures will be funded by capital leases or borrowings under the Credit Agreement.

During the first half of 2008 the Company sold an unused facility which had been acquired as part of the Modine Aftermarket merger in 2005, resulting in the generation of $1.5 million of cash. This facility had been written down to a zero net book value as part of the purchase accounting entries. In the first half of 2007 $0.8 million of cash was generated by the sale of a facility which had been closed in conjunction with the Company’s cost reduction initiatives.

As a result of the Southaven Casualty Event (see Note 2) a $3.4 million insurance claim receivable was recorded for the anticipated recovery with respect to fixed assets which were destroyed.

Total debt at June 30, 2008 was $54.1 million, compared to $67.5 million at the end of 2007 and $68.9 million at June 30, 2007. The reduction in total debt reflects the mandatory repayments under the Credit Agreement utilizing funds received from the insurance claim resulting from the Southaven Casualty Event. The Company was in compliance with the covenants contained in the Credit Agreement, as amended, as of June 30, 2008.

Short-term foreign debt, at June 30, 2008, represents borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility. As of June 30, 2008, $5.5 million was borrowed at an annual interest rate of 5.37% while at June 30, 2007, $0.6 million was borrowed at 7.45% and $5.4 million at 5.5%.

At June 30, 2008 under the Company’s Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent, $4.7 million was outstanding under the revolving credit facility at an interest rate of 14% and $43.7 million was outstanding under the term loan at an interest rate of 12%. As a result of uncertainties which had existed concerning the Company’s ability to reduce the Borrowing Base Overadvance, as defined in the Credit Agreement, to zero by May 31, 2008 (see Note 2), the outstanding term loan of $49.6 million at December 31, 2007 was reclassified from long-term debt to short-term debt in the condensed consolidated financial statements. While the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance no longer exist, at June 30, 2008, the outstanding term loan of $43.7 million was classified as short-term debt as there can be no assurances that the Company will be able to obtain additional funds from the proposed financing or that further Lender accommodations would be available, on acceptable terms or at all. During the six months ended June 30, 2008, as required by the Credit Agreement, the term loan was reduced by $4.6 million from the receipt of insurance proceeds associated with the Southaven Casualty Event, by $0.7 million from the receipt of Extraordinary Receipts, as defined in the Credit Agreement, and by $1.0 million from the receipt of proceeds from the sale of an unused facility in Emporia, Kansas. As a result of the term loan reduction from the receipt of the insurance proceeds, the Company incurred a prepayment premium, as required by the Credit Agreement, of $0.4 million, which amount is included in debt extinguishment costs. In addition, due to the prepayment of the term loan, $0.2 million of the deferred debt costs have also been expensed as debt extinguishment costs in the condensed consolidated statement of operations for the six months ended June 30, 2008.

On March 12, 2008, the Second Amendment of the Credit Agreement (the “Second Amendment”) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity allowed the Company to restore its operations in Southaven, Mississippi that were severely damaged by two tornadoes on February 5, 2008 (the “Southaven Casualty Event”). Under the Credit Agreement, the damage to the inventory and fixed assets caused by the Southaven Casualty Event, resulted in a dramatic reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008. The Company was able to achieve this reduction prior to May 31, 2008 through a combination of insurance proceeds, operating results and working capital management. In addition, pursuant to the Second Amendment, the Company is working to strengthen its capital structure by raising additional debt and/or equity. The Company has hired Jefferies & Company, Inc. to assist it in obtaining such funds.

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

As contemplated by the Second Amendment, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) on March 26, 2008. The Third Amendment reset the Company’s 2008 financial covenants contained in the Credit Agreement. Among other financial covenants, the Third Amendment adjusted financial covenants relating to leverage, capital expenditures, consolidated EBITDA, and the Company’s fixed charge coverage ratio. These covenant adjustments reset the covenants under the Credit Agreement in light of, among other things, the Southaven Casualty Event.

From the date of the Second Amendment, the Company continued to work to restore its operations in Southaven, determine the full extent of the damage there, and prepare the Southaven Casualty Event-related insurance claim. As a result of these efforts, the Company determined that a small portion of the inventory in Southaven was not damaged by the tornadoes, and could be returned to the Company’s inventory (and, consequently, to the Borrowing Base). As a result of this recharacterization, the Company and the Lenders agreed in the Third Amendment to reduce the maximum Borrowing Base Overadvance Amount to $24.2 million. The Company was able to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008 through a plan which utilized a combination of operating results, working capital management and insurance proceeds.

The Third Amendment also provided the Company with a waiver for the default resulting from the explanatory paragraph in the audit opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.

In addition, as contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the “Warrants”). Warrants to purchase 993,040 shares were subject to cancellation if the Company raised $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. Since such financing did not occur prior to the May 31, 2008 deadline, the warrants remain outstanding. The Warrants were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, to two accredited investors. To reflect the issuance of the Warrants, the Company recorded additional paid-in capital and deferred debt costs of $3.0 million. This represents the estimated fair value of the Warrants, based upon the terms and conditions of the Warrants and the Company’s common stock market value. The increase in deferred debt costs is being amortized over the remaining term of the outstanding obligations under the Credit Agreement.

The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest average dollar volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to March 12, 2008 and ending 180 trading days after March 12, 2008. As of June 30, 2008, the exercise price calculated in accordance with the warrant terms would have been $0.89 per share. The Warrants contain a “full ratchet” anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable American Stock Exchange rules (the “20% Issuance Cap”). If the anti-dilution provisions would require the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) under certain circumstances, the Warrant holders have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrants.

In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the “Warrantholder Rights Agreement”) containing customary representations and warranties. The Warrantholder Rights Agreement also provides the Warrant holders with a preemptive right to purchase any preferred stock the Company may issue prior to December 31, 2008 that is not convertible into common stock. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the “Registration Rights Agreement”), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, 130% the shares of common stock initially issuable pursuant to the Warrants. On April 21, 2008, a Form S-3 was filed with the Securities and Exchange Commission with respect to the resale of 2,584,494 shares of common stock issuable upon exercise of the Warrants. The Registration Statement was declared effective on June 24, 2008. The Registration Rights Agreement also requires payments to be made by the Company under specified circumstances if (i) a registration statement was not filed on or before

April 25, 2008, (ii) the registration statement was not declared effective on or prior to June 24, 2008, (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders subject to certain grace periods, or (iv) the Company fails to satisfy the current public information requirement under Rule 144 under the Securities Act of 1933, as amended. If any of the foregoing provisions are breached, the Company would be obligated to pay a penalty in cash equal to one and one-half percent (1.5%) of the product of (x) the market price (as such term is defined in the Warrants) of such holder’s registrable securities and (y) the number of such holder’s registrable securities, on the date of the applicable breach and on every thirtieth day (pro rated for periods totaling less than thirty (30) days) thereafter until cured.

On July 18, 2008, the Company entered into the Fourth Amendment (the “Fourth Amendment”) of the Credit Agreement. Pursuant to the Fourth Amendment, Wells Fargo replaces Wachovia as (i) the Borrowing Base Agent for the Lenders and (ii) the Issuing Bank with respect to issued Letters of Credit. In addition, the Fourth Amendment provides for an increase in the Revolving A Commitment from $25 million to $35 million and a reduction of the Revolving B Commitment from $25 million to $15 million. The total revolving credit line of $50 million under the Credit Agreement remains unchanged as a result of the Fourth Amendment. Upon the effectiveness of the Fourth Amendment, Wells Fargo will be the sole Revolving A Lender and Silver Point and certain of its affiliates will remain the Revolving B Lenders. In addition, the Fourth Amendment provides for an adjustment to certain financial covenants (and definitions related thereto) to allow for expenditures relating to the acquisition of replacement fixed assets at the Company’s new Southaven, Mississippi distribution facility. As a result of Wells Fargo replacing Wachovia as Issuing Bank, the Company will record a non-cash debt extinguishment expense in the fiscal quarter ending September 30, 2008 of approximately $1.2 million.

On July 24, 2008, the Company entered into the Fifth Amendment (the “Fifth Amendment”) of the Credit Agreement. Pursuant to the Fifth Amendment, and upon the terms and subject to the conditions thereof, the Fifth Amendment clarified that the first $5 million of additional proceeds of insurance in respect of the losses related to the damages to the Company’s operations in Southaven, Mississippi as a result of two tornadoes on February 5, 2008 (the “Southaven Casualty Event”) will be applied to repay the outstanding Tranche A Term Loans. The balances of such insurance proceeds will be applied on a “50-50” basis to prepay the Revolving Loans outstanding and the Tranche A Term Loans. In addition, the Fifth Amendment provides that the Borrowing Base Reserve relating to the Southaven Casualty Event shall be reduced from $5 million to $3 million effective on the date of the Fifth Amendment, and from $3 million to zero on the date the Company delivers to the administrative agent a final insurance settlement agreement with respect to the Southaven Casualty Event. However, the Borrowing Base Reserve will be increased to $5 million on August 31, 2008, unless the Capital Raise, as defined in the Credit Agreement, is completed by that date. Thereafter, such Borrowing Base Reserve will be permanently reduced to zero if the Capital Raise is consummated on or before September 30, 2008 (subject to extension with Administrative Agent’s consent). Finally, if the Company does not consummate the Capital Raise by December 31, 2008, the minimum EBITDA covenant will be increased from $27,500,000 to $28,000,000. The Company agreed to pay to the Revolving B Lenders an amendment fee (the “Amendment Fee”), earned on the date of the Fifth Amendment and due and payable on the earlier of September 30, 2008 or the date of consummation of the Capital Raise. The Amendment Fee will be 0.50% (the “Fee Rate”) of the sum of the Tranche A Term Loans and the Revolving Commitments outstanding as of the date the Amendment Fee is due and payable. Also, the deadline for consummation of the Capital Raise may be extended by the Administrative Agent from September 30, 2008 to November 15, 2008 so long as there exists no event of default and subject to an extension fee payable to the Revolving B Lenders equal to 0.50% of the Tranche A Term Loans and Revolving Commitments outstanding on September 30, 2008.

Short-term Liquidity

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company does have insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit Agreement on March 12, 2008 (see Note 4). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 4), which was signed on March 26, 2008. While the Company was able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a combination of operating results, working capital management and insurance proceeds, the Company continues to face liquidity constraints. As part of the claims process, the Company has received a $10 million preliminary advance during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $2.0 million during July 2008, which were used to reduce obligations under the Company’s Credit Agreement. On July 30, 2008, the Company reached a settlement with its insurance company regarding all damage claims which is described in Note 14. While the insurance settlement provides the Company with additional cash flow, it does not fully rectify the Company’s short-term liquidity issues. The Company is continuing to work toward raising a combination of $30 million or more in debt and/or equity to reduce or possibly replace its current Credit Agreement and to provide additional working capital. Jefferies & Company, Inc. has been hired to assist the Company in obtaining this new debt or equity capital. Replacing its Credit Agreement in part or in total, will result in the Company recording debt extinguishment expense reflecting cash prepayment fees to the current lender as well as the write-off of non-cash deferred debt costs which are currently capitalized. However, eliminating or restructuring current debt is expected to increase the Company’s financial flexibility and support continued growth of the business. As there can be no assurance that the Company will be able to obtain such additional funds from the proposed financing or that further Lender accommodations would be available, on acceptable terms or at all, if the Company were to fail to achieve the covenants contained in the Credit Agreement, the Company has reclassified the long-term debt to short-term in the consolidated financial statements at June 30, 2008.

Should there be a pay down of all or part of the outstanding debt under the Credit Agreement, the Company would be required to pay prepayment fees which would be recorded as debt extinguishment expense. In addition there would be a write-down of all or part of the outstanding deferred debt costs, as debt extinguishment expense, based on the amount of debt paid down. At June 30, 2008, there were $9.8 million of deferred debt costs included in other assets on the Consolidated Balance Sheet.

The violation of any covenant of the Credit Agreement would require the Company to negotiate a waiver to cure the default. It the Company was unable to successfully resolve the default with the Lenders, the entire amount of any indebtedness under the Credit Agreement at that time could become due and payable, at the Lenders’ discretion. This results in uncertainties concerning the

Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 had no financial statement impact on the Company.

On December 4, 2007, the FASB issued FASB Statement No. 141R “Business Combinations”, which significantly changes the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to business combinations for which the acquisition date is after January 1, 2009.

Forward-Looking Statements and Cautionary Factors

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, the discretionary actions of its suppliers and lenders and changes in interest rates. Such statements are based upon the current beliefs and expectations of Proliance’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used herein the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions identify forward-looking statements. Factors that could cause Proliance’s results to differ materially from those described in the forward-looking statements can be found in the 2007 Annual Report on Form 10-K of Proliance and Proliance’s other subsequent filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. Between the month of December 2007 and July 2008, average monthly commodity costs for copper and aluminum continued to be volatile as in the past several years. The Company continues to implement action plans in an effort to offset these cost increases, including customer pricing actions, and various cost reduction activities. There can be no assurance that the Company will be able to offset these cost increases going forward. There have been no other material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 8, 2008, Proliance International, Inc. entered into an amendment to its employment agreement with Charles E. Johnson, its President and Chief Executive Officer. Pursuant to the amendment, Mr. Johnson voluntarily agreed to reduce his base salary for the 2008 calendar year from $500,000 to $425,000. The aforementioned salary reduction will be discontinued effective January 1, 2009. If Mr. Johnson’s employment terminates during 2008, any severance payments would be based on a $425,000 annual base salary. Mr. Johnson has been compensated at the $425,000 rate since January 1, 2008.

Item 6.  EXHIBITS

10.1	Amendment No. 5 to Employment Agreement between the Company and Charles E. Johnson
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLIANCE INTERNATIONAL, INC.
(Registrant)

Date: August 12, 2008	By:	/s/ Charles E. Johnson Charles E. Johnson President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Arlen F. Henock Arlen F. Henock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)