Form 10-Q
period 2008-09-30
PROLIANCE INTERNATIONAL, INC.
filed 2008-10-31
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $.01 par value, outstanding as of October 31, 2008 was 15,798,977.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
(Unaudited)	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net sales	$95,387	$115,333	$274,081	$309,685
Cost of sales	75,673	88,115	222,745	243,857

Gross margin	19,714	27,218	51,336	65,828
Selling, general and administrative expenses	11,281	19,107	38,876	59,602
Arbitration earn-out decision	—	—	—	3,174
Restructuring charges	—	1,864	172	3,192

Operating income (loss)	8,433	6,247	12,288	(140)
Interest expense	3,845	4,556	12,130	10,159
Debt extinguishment costs	2,246	891	2,822	891

Income (loss) before income taxes	2,342	800	(2,664)	(11,190)
Income tax provision	924	671	1,573	1,247

Net income (loss)	$1,418	$129	$(4,237)	$(12,437)

Net income (loss) per common share-basic	$0.09	$0.01	$(0.28)	$(0.89)

Net income (loss) per common share-diluted	$0.07	$0.01	$(0.28)	$(0.89)

Weighted average common shares — basic	15,756	15,269	15,745	15,265

Weighted average common shares — diluted	19,572	17,454	15,745	15,265

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share data)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,301	$476
Accounts receivable (less allowances of $3,353 and $4,601)	70,152	60,153
Inventories	96,020	106,756
Other current assets	5,227	7,645

Total current assets	174,700	175,030

Property, plant and equipment	47,379	50,165
Accumulated depreciation and amortization	(24,695)	(29,001)
Net property, plant and equipment	22,684	21,164

Other assets	16,024	12,699

Total assets	$213,408	$208,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$47,804	$67,242
Accounts payable	69,290	48,412
Accrued liabilities	29,557	24,649
Total current liabilities	146,651	140,303

Long-term liabilities:
Long-term debt	41	211
Other long-term liabilities	5,165	5,353
Total long-term liabilities	5,206	5,564

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value: authorized 200,000 shares; issued and outstanding — none at September 30, 2008 and December 31, 2007	—	—
Series B convertible preferred stock, $.01 par value: authorized 30,000 shares; issued and outstanding; — 9,913 shares at September 30, 2008 and December 31,2007 (liquidation preference $3,453)	—	—
Common stock, $.01 par value: authorized 47,500,000 shares; issued 15,840,913 and 15,838,962 shares, outstanding 15,798,977 and 15,797,026 shares at September 30, 2008 and December 31, 2007, respectively	158	158
Paid-in capital	112,363	109,145
Accumulated deficit	(52,405)	(48,039)
Accumulated other comprehensive income	1,450	1,777
Treasury stock, at cost, 41,936 shares at September 30, 2008 and December 31, 2007	(15)	(15)

Total stockholders’ equity	61,551	63,026

Total liabilities and stockholders’ equity	$213,408	$208,893

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited)	September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(4,237)	$(12,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,199	6,197
Provision for (benefit from) uncollectible accounts receivable	785	(65)
Non-cash stock compensation costs	180	117
Non-cash debt extinguishment costs	1,931	576
Non-cash arbitration earn-out decision charge	—	3,174
Gain on disposal of fixed assets	(4,038)	(942)
Deferred income tax	—	136
Changes in operating assets and liabilities:
Accounts receivable	(10,896)	(11,873)
Inventories	10,687	8,210
Accounts payable	20,899	892
Accrued liabilities	4,981	(1,639)
Other	(258)	(2,994)

Net cash provided by (used in) operating activities	27,233	(10,648)

Cash flows from investing activities:
Capital expenditures, net of normal sales and retirements	(6,387)	(1,810)
Proceeds from sales of buildings	1,538	806
Insurance proceeds for fixed assets damaged by tornadoes	3,428	—
Cash expenditures for restructuring costs on Modine Aftermarket acquisition balance sheet	(62)	(195)
Net cash used in investing activities	(1,483)	(1,199)

Cash flows from financing activities:
Dividends paid	(129)	(1,183)
Net repayments of revolving credit facilities	(9,925)	(38,497)
Borrowings of short-term foreign debt	7,045	6,001
Borrowings under term loans	—	58,000
Repayments of term loans and capitalized lease obligations	(16,729)	(9,650)
Deferred debt issuance costs	(3,184)	(4,964)
Proceeds from stock option exercise	—	25

Net cash (used in) provided by financing activities	(22,922)	9,732

Effect of exchange rate changes on cash	(3)	23

Increase (decrease) in cash and cash equivalents	2,825	(2,092)
Cash and cash equivalents at beginning of period	476	3,135

Cash and cash equivalents at end of period	$3,301	$1,043

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter and nine months ended September 30, 2008 are not necessarily indicative of results for the full year. The balance sheet information as of December 31, 2007 was derived from the audited financial statements contained in the Company’s Form 10-K.
Prior period amounts have been reclassified to conform to current year classifications.
Note 2 — Southaven Event and Related Liquidity Issues
On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company had insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit Agreement on March 12, 2008 (see Note 4). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 4), which was signed on March 26, 2008. While the Company was able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a combination of operating results, working capital management and insurance proceeds, the Company continues to face liquidity constraints. As part of the insurance claim process, the Company received a $10 million preliminary advance during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $17.3 million during the third quarter of 2008, which were used to reduce obligations under the Company’s credit facility. On July 30, 2008, the Company reached a global settlement of $52.0 million with its insurance company regarding all damage claims which resulted in the Company receiving $15.3 million during the month of August 2008, which was included in the third quarter receipts disclosed above. The Company is also continuing to work toward raising a combination of $30 million or more in debt and/or equity to reduce or possibly replace its current Credit Agreement and to provide additional working capital. Jefferies & Company, Inc. has been hired to assist the Company in obtaining this new debt or equity capital. As there can be no assurance that the Company will be able to obtain such additional funds from the proposed debt refinancing or that further Lender accommodations would be available, on acceptable terms or at all, the Company has classified the remaining balance of the term loan as short-term debt in the condensed consolidated financial statements at September 30, 2008.
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
Of the $52.0 million insurance settlement amount, $25.6 million represents the estimated recovery on inventory damaged in the Southaven Casualty Event, $3.4 million represents the estimated recovery on damaged fixed assets and $19.7 million represents reimbursement of margin on lost sales, incremental costs for travel, product procurement and reclamation, incremental customer costs and other items resulting from the tornado, incurred through September 30, 2008. At September 30, 2008, there was $3.3 million included as a deferred insurance reimbursement in accrued liabilities on the condensed consolidated balance sheet to cover expenses and business interruption impacts forecasted for the fourth quarter of 2008. The insurance claim proceeds were used to pay down borrowings under the Credit Agreement.
Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended September 30, 2008, is a net credit of $5.5 million resulting from the Southaven Casualty Event reflecting a $6.4 million allocated reimbursement resulting from the recovery under the business interruption portion of the insurance coverage offset by expenses of $0.9 million incurred as a result of the tornadoes. Included in selling, general and administrative expenses for the nine months ended September 30, 2008 is a $10.7 million net credit resulting from the Southaven Casualty Event reflecting a gain on the disposal of fixed assets of $2.4 million, as the insurance recovery was in excess of the damaged assets net book value, a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory and $9.5 million resulting from the recovery under the business interruption portion of the insurance coverage, which was offset in part by expenses of $2.3 million incurred as a result of the tornadoes.

Note 3 — Inventory
Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Raw material and component parts	$28,410	$23,055
Work in progress	4,205	4,044
Finished goods	63,405	79,657

Total inventory	$96,020	$106,756

Note 4 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Short-term foreign debt	$7,045	$—
Term loan	33,490	49,625
Revolving credit facility	7,154	17,078
Current portion of long-term debt	115	539

Total short-term debt and current portion of long-term debt	$47,804	$67,242

Short-term foreign debt, at September 30, 2008, represents borrowings by the Company’s NRF subsidiary in The Netherlands under its credit facility. As of September 30, 2008, $7.0 million was borrowed at an annual interest rate of 5.5%.
At September 30, 2008 under the Company’s Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wells Fargo Foothill, LLC (“Wells Fargo”), as borrowing base agent, $7.2 million was outstanding under the revolving credit facility at an interest rate of 14% and $33.5 million was outstanding under the term loan at an interest rate of 12%. As a result of uncertainties which had existed concerning the Company’s ability to reduce the Borrowing Base Overadvance, as defined in the Credit Agreement, to zero by May 31, 2008, the outstanding term loan of $49.6 million at December 31, 2007 was reclassified from long-term debt to short-term debt in the condensed consolidated financial statements. While the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance no longer exist, at September 30, 2008, the outstanding term loan of $33.5 million was classified as short-term debt as there can be no assurances that the Company will be able to obtain additional funds from the proposed debt refinancing or that further Lender accommodations would be available, on acceptable terms or at all. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2008.
During the nine months ended September 30, 2008, as required by the Credit Agreement, the term loan was reduced by $14.8 million from the receipt of insurance proceeds associated with the Southaven Casualty Event, by $0.4 million from the receipt of Extraordinary Receipts, as defined in the Credit Agreement, and by $1.0 million from the receipt of proceeds from the sale of an unused facility in Emporia, Kansas. As a result of the term loan reductions from the receipt of the insurance proceeds, the Company incurred prepayment premiums, as required by the Credit Agreement, of $0.5 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, which amounts have been included in debt extinguishment costs. In addition, due to the Fourth Amendment replacement of Wachovia Capital Finance Corporation (New England) (“Wachovia”) by Wells Fargo as borrowing base agent and lender under the Credit Agreement and the prepayments of the term loan, $1.7 million and $1.9 million of the deferred debt costs have been expensed as debt extinguishment costs for the three and nine months ended September 30, 2008, respectively.
On March 12, 2008, the Second Amendment of the Credit Agreement (the “Second Amendment”) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity allowed the Company to restore its operations in Southaven, Mississippi that were severely damaged by two tornadoes on February 5, 2008 (the “Southaven Casualty Event”). Under the Credit Agreement, damage to the inventory and fixed assets caused by the Southaven Casualty Event resulted in a dramatic reduction in the Borrowing Base, as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008. The Company was able to achieve this reduction prior to May 31, 2008 through a combination of insurance proceeds, operating results and working capital management. In addition, pursuant to the Second Amendment, the Company is working to strengthen its capital structure by raising additional debt and/or equity. The Company has hired Jefferies & Company, Inc. to assist in obtaining such funds.
As previously reported, a number of Events of Default, as defined in the Credit Agreement, had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders waived such Events of Default including a waiver of the 2007 covenant violations, effective as of the Second Amendment date, resulting in the elimination of the 2% default interest, which had been charged effective November 30, 2007. During the nine months ended September 30, 2008, $0.3 million of default interest was included in interest expense in the condensed consolidated statement of operations. Consistent with current market conditions for similar borrowings, the Second Amendment increased the interest rate the Company must pay on its outstanding indebtedness to the Lenders to the greater of (i) the Adjusted LIBOR Rate, as defined in the Second Amendment, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings. In connection with the Second Amendment, the Company paid the Lenders a fee of $3.0 million, which has been deferred and is being amortized over the remaining term of the outstanding obligations.
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
From the date of the Second Amendment, the Company continued to work to restore its operations in Southaven, determine the full extent of the damage there, and prepare the Southaven Casualty Event-related insurance claim. As a result of these efforts, the Company determined that a small portion of the inventory in Southaven was not damaged by the tornadoes, and could be returned to the Company’s inventory (and, consequently, to the Borrowing Base). As a result of this recharacterization, the Company and the Lenders agreed in the Third Amendment to reduce the maximum Borrowing Base Overadvance Amount to $24.2 million. The Company was able to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero prior to May 31, 2008 through a combination of operating results, working capital management and insurance proceeds.
The Third Amendment also provided the Company with a waiver for the default resulting from the explanatory paragraph in the audit opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.
As contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the “Warrants”). Warrants to purchase 993,040 shares were subject to cancellation if the Company had raised $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. Since such financing did not occur prior to the May 31, 2008 deadline, the warrants remain outstanding. The Warrants were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. To reflect the issuance of the Warrants, the Company recorded additional paid-in capital and deferred debt costs of $3.0 million. This represents the estimated fair value of the Warrants, based upon the terms and conditions of the Warrants and the market value of the Company’s common stock. The increase in deferred debt costs is being amortized over the remaining term of the outstanding obligations under the Credit Agreement. The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest average dollar volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to March 12, 2008 and ending 180 trading days after March 12, 2008. As of September 30, 2008, the exercise price calculated in accordance with the warrant terms would have been $0.82 per share. Due to a decline in the market value of the Company’s common stock, as of October 27, 2008, the exercise price of the warrants at that date would have been $0.49 per share. The Warrants contain a “full ratchet” anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable American Stock Exchange rules (the “20% Issuance Cap”). If the anti-dilution provision resulted in the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of issuing the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) under certain circumstances, the Warrant holders have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrants.
In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the “Warrantholder Rights Agreement”) containing customary representations and warranties. The Warrantholder Rights Agreement also provides the Warrant holders with a preemptive right to purchase any preferred stock the Company may issue prior to December 31, 2008 that is not convertible into common stock. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the “Registration Rights Agreement”), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, 130% the shares of common stock initially issuable pursuant to the Warrants. On April 21, 2008, a Form S-3 was filed with the Securities and Exchange Commission with respect to the resale of 2,584,494 shares of common stock issuable upon exercise of the Warrants. The Registration Statement was declared effective on June 24, 2008. The Registration Rights Agreement also requires payments to be made by the Company under specified circumstances if (i) a registration statement was not filed on or before April 25, 2008, (ii) the registration statement was not declared effective on or prior to June 24, 2008, (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders subject to certain grace periods, or (iv) the Company fails to satisfy the current public information requirement under Rule 144 under the Securities Act of 1933, as amended. If any of the foregoing provisions are breached, the Company would be obligated to pay a penalty in cash equal to one and one-half percent (1.5%) of the product of (x) the market price (as such term is defined in the Warrants) of such holder’s registrable securities and (y) the number of such holder’s registrable securities, on the date of the applicable breach and on every thirtieth day (pro-rated for periods totaling less than thirty (30) days) thereafter until the breach is cured.
On July 18, 2008, the Company entered into the Fourth Amendment (the “Fourth Amendment”) of the Credit Agreement. Pursuant to the Fourth Amendment, Wells Fargo replaced Wachovia as (i) the Borrowing Base Agent for the Lenders and (ii) the issuing bank with respect to issued letters of credit. In addition, the Fourth Amendment provided for an increase in the Revolving A Commitment from $25 million to $35 million and a reduction of the Revolving B Commitment from $25 million to $15 million. The total revolving credit line of $50 million under the Credit Agreement remained unchanged as a result of the Fourth Amendment. As a result of the effectiveness of the Fourth Amendment, Wells Fargo is the sole Revolving A Lender and Silver Point and certain of its affiliates remain the Revolving B Lenders. In addition, the Fourth Amendment provided for an adjustment to certain financial covenants (and definitions related thereto) to allow for expenditures relating to the acquisition of replacement fixed assets at the Company’s new Southaven, Mississippi distribution facility. As a result of Wells Fargo replacing Wachovia as Issuing Bank, the Company recorded a non-cash debt extinguishment expense in the fiscal quarter ending September 30, 2008 of $1.1 million reflecting the expensing of amounts previously included in deferred debt costs.
On July 24, 2008, the Company entered into the Fifth Amendment (the “Fifth Amendment”) of the Credit Agreement. Pursuant to the Fifth Amendment, and upon the terms and subject to the conditions thereof, the Fifth Amendment clarified that the first $5 million of additional proceeds of insurance in respect of the losses related to the damages to the Company’s operations in Southaven, Mississippi as a result of two tornadoes on February 5, 2008 would be applied to repay the outstanding Tranche A Term Loans. The balances of such insurance proceeds would be applied on a “50-50” basis to prepay the Revolving Loans outstanding and the Tranche A Term Loans. In addition, the Fifth Amendment provided that the Borrowing Base Reserve relating to the Southaven Casualty Event would be reduced from $5 million to $3 million effective on the date of the Fifth Amendment, and from $3 million to zero on the date the Company delivered to the administrative agent a final insurance settlement agreement with respect to the Southaven Casualty Event. However, the Borrowing Base Reserve would be increased to $5 million on August 31, 2008, unless the Capital Raise, as defined in the Credit Agreement, was completed by that date. Thereafter, such Borrowing Base Reserve would be permanently reduced to zero if the Capital Raise was consummated on or before September 30, 2008 (subject to extension with Administrative Agent’s consent). Finally, if the Company does not consummate the Capital Raise by December 31, 2008, the minimum EBITDA covenant will be increased from $27.5 million to $28.0 million. The Company agreed to pay to the Revolving B Lenders an amendment fee (the “Amendment Fee”), earned on the date of the Fifth Amendment and due and payable on the earlier of September 30, 2008 or the date of consummation of the Capital Raise. The Amendment Fee was 0.50% (the “Fee Rate”) of the sum of the Tranche A Term Loans and the Revolving Commitments outstanding as of the date the Amendment Fee was due and payable. Also, the deadline for consummation of the Capital Raise may be extended by the Administrative Agent from September 30, 2008 to November 15,

2008 so long as there existed no event of default and subject to an extension fee payable to the Revolving B Lenders equal to 0.50% of the Tranche A Term Loans and Revolving Commitments outstanding on September 30, 2008.
On August 25, 2008, the Company entered into the Sixth Amendment (the “Sixth Amendment”) of the Credit Agreement which amended the Credit Agreement to extend the deadline date for Interest Rate Protection, as defined in the Credit Agreement, to no later than December 31, 2008. In addition, the Sixth Amendment amended the Credit Agreement relating to the concentration of Certain Eligible Accounts, as defined in the Credit Agreement, as a result of the merger of CSK Auto Corporation and O’Reilly Automotive, Inc.
On September 30, 2008, the Company entered into the Seventh Amendment (the “Seventh Amendment”) of the Credit Agreement which reduced the Southaven Insurance Proceeds Reserve, as defined in the Credit Agreement, from $5.0 million to $4.0 million as of September 30, 2008. On October 2, 2008, the Southaven Insurance Proceeds Reserve was increased back to $5.0 million under the Seventh Amendment.
See Note 14 for a description of the Eighth and Ninth Amendments of the Credit Agreement which were entered into on October 2, 2008 and October 29, 2008, respectively, and the letter of intent concerning $30 million of mezzanine financing announced on October 6, 2008.
As a result of the $3.0 million fee paid at the time of the Second Amendment, the $3.0 million fair value of the Warrants, and other legal and professional costs associated with the amendments to the Credit Agreement discussed above, offset by the amortization of accumulated costs and the write-off of costs as debt extinguishment costs, deferred debt costs, included in other assets in the condensed consolidated balance sheet, increased to $7.9 million at September 30, 2008 from $4.5 million at December 31, 2007. This amount is being amortized over the remaining term of the outstanding obligations under the Credit Agreement.
Note 5 — Comprehensive Income (Loss)
Total comprehensive income (loss) and its components are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$1,418	$129	$(4,237)	$(12,437)
Minimum pension liability adjustment	—	—	—	—
Foreign currency translation adjustment	(2,980)	281	(327)	854

Comprehensive (loss) income	$(1,562)	$410	$(4,564)	$(11,583)

Note 6 — Stock Compensation Plans
Stock Options:
An analysis of the stock option activity in the Company’s Stock Plan, Directors Plan and Equity Incentive Plan for the nine months ended September 30, 2008 is as follows:

		Option Price Range
	Number of		Weighted
	Options	Low	Average	High

Stock Plan
Outstanding at December 31, 2007	339,777	$2.56	$3.99	$5.25
Cancelled	(25,000)	4.51	4.64	4.72

Outstanding at September 30, 2008	314,777	$2.56	$3.94	$5.25

Directors Plan
Outstanding at December 31, 2007	30,800	$2.70	$4.61	$5.50
Cancelled	—	—	—	—

Outstanding at September 30, 2008	30,800	$2.70	$4.61	$5.50

Equity Incentive Plan
Outstanding at December 31, 2007	177,500	$2.90	$6.34	$11.75
Granted	572,000	1.20	1.80	2.80
Cancelled	(102,315)	2.80	6.84	11.75

Outstanding at September 30, 2008	647,185	$1.20	$2.25	$5.27

On February 15, 2008, the Compensation Committee of the Board of Directors authorized the grant of options to purchase 216,000 shares under the Equity Incentive Plan at an exercise price of $2.80 per share, representing the closing price on the date of the grant. Over the four year vesting period of the options, $333 thousand of compensation expense will be recorded, subject to adjustment for any cancellations of unvested options. The stock compensation expense amount was calculated using the Black Scholes model and the following assumptions: 52.9% expected volatility; 4.39% risk free interest rate; 6 year expected life and no dividends.
On August 12, 2008, the Compensation Committee of the Board of Directors authorized the grant of options to purchase 356,000 shares under the Equity Incentive Plan at an exercise price of $1.20 per share, representing the closing price on the date of the grant. Over the four year vesting period of the options, $228 thousand of compensation expense will be recorded, subject to adjustment for any cancellations of unvested options. The stock compensation expense amount was calculated using the Black Scholes model and the following assumptions: 50.3% expected volatility; 4.45% risk free interest rate; 6 year expected life and no dividends.
Stock compensation expense associated with outstanding options during the three and nine months ended September 30, 2008 was $39 thousand and $97 thousand, respectively, and $4 thousand and $44 thousand for the three and nine months ended September 30, 2007, respectively.

Restricted Stock:
Non-vested restricted stock activity pursuant to the Equity Incentive Plan during the nine months ended September 30, 2008 was as follows:

		Grant Date Fair Value
	Number of		Weighted
	Shares	Low	Average	High
Outstanding at December 31, 2007	69,330	$2.35	$4.26	$5.27
Granted	5,000	1.20	1.20	1.20
Vested	(28,166)	2.35	3.71	5.27
Cancelled	(3,049)	5.27	5.27	5.27

Outstanding at September 30, 2008	43,115	$1.20	$4.19	$5.27

On August 12, 2008, the Company granted 5,000 shares of restricted stock under the Equity Incentive Plan. Based upon the market price of the common stock on the date of the grant, $1.20 per share, total compensation cost of $6 thousand will be recorded over the three-year vesting period of the shares.
Stock compensation expense on restricted stock during the three and nine months ended September 30, 2008 was $23 thousand and $82 thousand, respectively and $26 thousand and $73 thousand during the three and nine months ended September 30, 2007, respectively.
Performance Restricted Stock:
At September 30, 2008 and December 31, 2007, there were no performance restricted shares outstanding. There was no compensation expense related to outstanding performance restricted shares during the three and nine months ended September 30, 2008. Results for the three months ended September 30, 2007 included a $45 thousand reduction of stock compensation expense previously recorded in the first and second quarters of 2007, as management determined that it was likely that the net income and cash flow targets for 2007, with respect to then-outstanding performance restricted stock, would not be achieved.
Note 7 — Restructuring and Other Special Charges
In the nine months ended September 30, 2008, the Company recorded $0.2 million of restructuring costs. These costs resulted from the closure of ten branch locations offset in part by credits received from the cancellation of vehicle leases associated with previously closed facilities. Headcount was reduced by 34 as a result of the closures. In September 2006, the Company announced that it was commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and the first nine months of 2008 have resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 35 at September 30, 2008 and the establishment of supply agreements with distribution partners in certain areas. It is anticipated that these actions will improve the Company’s market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. Annual savings from these actions are expected to exceed the restructuring costs incurred.

During the first nine months of 2007, the Company reported $3.2 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. Actions during the first nine months of 2007 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 83 at September 30, 2007. The headcount reductions in the United States resulted from the elimination of 67 salaried positions in order to lower operating overhead while reductions at the Company’s Mexican manufacturing facilities resulted from the elimination of 111 positions as a result of production cutbacks reflecting the conversion from copper/brass to aluminum construction, and the Company’s efforts to lower inventory levels.
The remaining restructuring reserve at September 30, 2008 is classified in accrued liabilities. A summary of the restructuring charges and payments during the first nine months of 2008 is as follows:

	Workforce	Facility
(in thousands)	Related	Consolidation	Total
Balance at December 31, 2007	$979	$702	$1,681
Charge to operations	164	8	172
Cash payments	(866)	(413)	(1,279)

Balance at September 30, 2008	$277	$297	$574

The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs, which are expected to be paid by the end of 2011. Workforce related expenses will be paid by the end of 2009.
Note 8 — Retirement and Post-Retirement Plans
The components of net periodic benefit costs for domestic and international retirement and post-retirement plans are as follows:

	Three Months Ended September 30,
	2008	2007	2008	2007
(in thousands)	Retirement Plans		Post-retirement Plans
Service cost	$154	$251	$—	$—
Interest cost	301	431	1	(2)
Expected return on plan assets	(322)	(435)	—	—
Amortization of net loss (gain)	56	113	(1)	—

Net periodic benefit cost	$189	$360	$—	$(2)

	Nine Months Ended September 30,
	2008	2007	2008	2007
(in thousands)	Retirement Plans		Post-retirement Plans
Service cost	$743	$820	$—	$—
Interest cost	1,746	1,430	7	5
Expected return on plan assets	(2,009)	(1,455)	—	—
Amortization of net loss (gain)	384	390	(5)	—

Net periodic benefit cost	$864	$1,185	$2	$5

The Company also participates in foreign multi-employer pension plans. For the three months ended September 30, 2008 and 2007, pension expense for these plans was $0.3 million and $0.3 million,

respectively and for the nine months ended September 30, 2008 and 2007, $1.0 million and $0.8 million, respectively.
Note 9 — Gain on Sale of Building
Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2008 is a $1.5 million gain resulting from the sale, during the 2008 first quarter, of the Company’s unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. This facility had been written down to a zero net book value as part of the merger purchase accounting entries.
Note 10 — Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Net income (loss)	$1,418	$129	$(4,237)	$(12,437)
Deduct — preferred stock dividend	(56)	(56)	(129)	(1,223)

Net income (loss) attributable to common stockholders — basic	1,362	73	(4,366)	(13,660)
Add back: preferred stock dividend	56	56	—	—

Net income (loss) attributable to common stockholders — diluted	$1,418	$129	$(4,366)	$(13,660)

Denominator:
Weighted average common shares— basic	15,756	15,269	15,745	15,265
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	41	314	—	—
Dilutive effect of preferred stock	3,385	1,871	—	—
Dilutive effect of warrants	390	—	—	—

Weighted average common shares— diluted	19,572	17,454	15,745	15,265

Basic net income (loss) per common share	$0.09	$0.01	$(0.28)	$(0.89)

Diluted net income (loss) per common share	$0.07	$0.01	$(0.28)	$(0.89)

Outstanding stock options with an exercise price above market have been excluded from the diluted income per share calculation for the three months ended September 30, 2008 and 2007. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes all stock options and warrants are exercised and the hypothetical proceeds from exercise are used to re-purchase the Company’s common stock at the average market price during the period. The difference between the shares issued upon the exercise and the hypothetical number of shares re-purchased is included in the denominator of the diluted share calculation.
The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the nine months ended September 30, 2008 and 2007 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the net loss per share.

Note 11 — Business Segment Data
The Company is organized into two segments, based upon the geographic area served — Domestic and International. The Domestic marketplace supplies heat exchange and temperature control products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment includes heat exchange and temperature control products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America.
The table below sets forth information about the reported segments.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Net sales:
Domestic	$60,589	$84,030	$178,674	$229,672
International	34,798	31,303	95,407	80,013
Intersegment sales:
Domestic	997	1,113	2,977	3,149
International	7,280	4,701	17,305	13,618
Elimination of intersegment sales	(8,277)	(5,814)	(20,282)	(16,767)

Total net sales	$95,387	$115,333	$274,081	$309,685

Operating income (loss):
Domestic	$2,623	$7,804	$3,244	$10,532
Restructuring charges	—	(1,492)	(172)	(2,727)

Domestic total	2,623	6,312	3,072	7,805

International	2,935	2,141	4,845	2,689
Restructuring charges	—	(372)	—	(465)

International total	2,935	1,769	4,845	2,224

Corporate income (expenses)	2,875	(1,834)	4,371	(6,995)

Arbitration earn — out decision	—	—	—	(3,174)

Total operating income (loss)	$8,433	$6,247	$12,288	$(140)

Included in corporate expenses for the three and nine months ended September 30, 2008 is a net insurance recovery of $5.5 million and $10.7 million, respectively, relating to the impact of the Southaven Casualty Event.
An analysis of total net sales by product line is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Automotive and light truck heat exchange products	$57,539	$73,714	$165,148	$199,162
Automotive and light truck temperature control products	11,887	16,775	35,537	42,291
Heavy duty heat exchange products	25,961	24,844	73,396	68,232

Total net sales	$95,387	$115,333	$274,081	$309,685

Note 12— Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Non-cash financing activity:
Value of common stock warrants and increase of deferred debt costs	$3,040	—

Cash paid during the period for:
Interest	$10,563	$9,273

Income taxes	$1,364	$1,175

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
On December 4, 2007, the FASB issued FASB Statement No. 141R “Business Combinations”, which significantly changes the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to business combinations after January 1, 2009.
Note 14 — Subsequent Events
On October 2, 2008, the Company entered into the Eighth Amendment (the “Eighth Amendment”) of the Credit Agreement (as amended prior to October 2, 2008) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the Lenders, Silver Point, as administrative agent for the Lenders, collateral agent and as lead arranger, and Wells Fargo, as a lender and borrowing base agent for the Lenders. Pursuant to the Eighth Amendment, and upon the terms and subject to the conditions thereof, the Southaven Insurance Proceeds Reserve (the “Reserve”) (i) has been reduced from $5.0 million to $2.5 million effective on October 2, 2008, and (ii) will be increased to $5.0 million on the earlier of (x) the occurrence of an Event of Default, or (y) October 31, 2008, provided that, if prior to such time, the Company provides satisfactory commitment letters in respect of the Mezzanine Financing and Senior Credit Financing, then subject to certain conditions described in the Eighth Amendment, the Reserve would be reduced to $0 until November 30, 2008. If the reduction was extended until November 30, 2008, the Reserve may be increased to $5.0 million on the earliest of (w) an Event of Default, (x) the date the Administrative Agent determines the Mezzanine Financing and Senior Credit Financing is not likely to be consummated, (y) the date any commitment letter for the Mezzanine Financing and Senior Credit Financing is terminated, and (z) November 30, 2008 if the Mezzanine Financing and Senior Credit Financing have not been consummated. The reduction of the Reserve may provide additional temporary borrowing capacity as the Company seeks to complete a Mezzanine Financing and Senior Credit Financing.
On October 6, 2008, the Company announced that it had signed a letter of intent with a group of institutional lenders that would provide $30 million of mezzanine financing to the Company. The letter of intent provides exclusivity for the proposed lenders while they complete due diligence and negotiate definitive agreements. Completion of this financing, tentatively expected in the fourth quarter of 2008, is subject to closing conditions, including satisfactory completion of due diligence, the Company establishing a new senior secured credit facility with a new lender and execution of the aforementioned definitive agreements. The Company is currently in discussions with several financial institutions to secure a new senior credit facility.
On October 29, 2008, the Company entered into the Ninth Amendment (the “Ninth Amendment”) of the Credit Agreement (as amended prior to October 29, 2008). Pursuant to the Ninth Amendment, and upon the terms and subject to the conditions thereof, the references contained in the Eighth Amendment to October 31, 2008 in regards to the Southaven Insurance Proceeds Reserve, have been replaced with November 7, 2008.

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
Operating Results
Quarter Ended September 30, 2008 Versus Quarter Ended September 30, 2007
The following table sets forth information with respect to the Company’s condensed consolidated statement of income for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007		Increase (Decrease)
		%		%
(in thousands of dollars)	Amount	of Net Sales	Amount	of Net Sales	Amount	Percent
Net sales	$95,387	100.0%	$115,333	100.0%	$(19,946)	(17.3)%
Cost of sales	75,673	79.3	88,115	76.4	(12,442)	(14.1)

Gross margin	19,714	20.7	27,218	23.6	(7,504)	(27.6)
Selling, general and administrative expenses	11,281	11.8	19,107	16.6	(7,826)	(41.0)
Restructuring charges	—	—	1,864	1.6	(1,864)	(100.0)

Operating income	8,433	8.9	6,247	5.4	2,186	35.0
Interest expense	3,845	4.0	4,556	3.9	(711)	(15.6)
Debt extinguishment costs	2,246	2.4	891	0.8	1,355	152.1

Income before income taxes	2,342	2.5	800	0.7	1,542	192.8
Income tax provision	924	1.0	671	0.6	253	37.7

Net income	$1,418	1.5%	$129	0.1%	$1,289	999.2%

The following table compares net sales and gross margin by the Company’s two business segments (Domestic and International) for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		%		%
(in thousands of dollars)	Amount	of Net Sales	Amount	of Net Sales
Net Sales
Domestic segment	$60,589	63.5%	$84,030	72.9%
International segment	34,798	36.5	31,303	27.1

Total net sales	$95,387	100.0%	$115,333	100.0%

Gross Margin
Domestic segment	$10,419	17.2%	$19,624	23.4%
International segment	9,295	26.7	7,594	24.3

Total gross margin	$19,714	20.7%	$27,218	23.6%

Domestic segment sales, during the third quarter of 2008 were $23.4 million or 27.9% below the 2007 third quarter. A major portion of this variance is attributable to the branch and agency closures in 2007 and the first quarter of 2008 and the loss of sales as a result of the Southaven Casualty Event. Domestic heat exchange and temperature control unit volume is lower as the impact of closing branches has not been fully offset by sales volume generated by supply agreements with other distributors. In addition, the resulting shift in customer mix, from sales through the branches to sales through hard parts distributors and major retailers, results in lower average selling prices for domestic products. While the Company has been making improvements during the second and third quarters of 2008, shipping performance continues to be at lower than normal levels as the Company works to replenish heat exchange inventory safety stock levels destroyed by the tornadoes, which resulted in lower domestic heat exchange sales for the period. Heat exchange product sales continue to be impacted by competitive pricing pressure; however the Company has been taking action, where possible to increase prices. Heat exchange sales to the Company’s largest customer, Autozone, were lower in the third quarter of 2008 than in the same period in 2007, due to the tornadoes’ impact and a reduction in the number of distribution centers to which the Company sold product. Late in the third quarter of 2008, Autozone stopped purchasing radiator product for the remaining distribution centers which the Company was supplying. However, the Company continues to supply Autozone with heaters and temperature control products as well as radiators on customer direct orders. Although this action will result in a reduction of revenue, it is not expected to have a material impact on future operating results in part due to cost reduction actions by the Company and the expansion of products manufactured in Nuevo Laredo, which are expected to offset lost contribution margin. Domestic automotive and light truck product sales have also been impacted by a softer market caused by the current economic conditions along with the September Gulf Coast hurricanes which impacted consumer driving habits and buying decisions. Domestic heavy duty product sales in the third quarter of 2008 were lower than a year ago reflecting the impact of branch closures and softer market conditions, particularly in the heavy truck market. In addition, the September Gulf Coast hurricanes lowered sales to the oil service industry. Domestic product sales for the remainder of 2008 will continue to be impacted by the branch closure actions, the lower level of sales to Autozone, current economic conditions and to a lesser extent by the Southaven Casualty Event as inventory safety stock levels are replenished. As noted previously, the Company has lost some sales as a result of the Southaven Casualty Event. International segment sales, for the 2008 third quarter were $3.5 million or 11.2% above the third quarter of 2007. Of this increase, $4.0 million is attributable to the difference in exchange rates caused by the weakness of the U.S. dollar in relation to the Euro and the Peso. The $0.5 million decline in international volume for the third quarter of 2008 compared to 2007 is primarily due to softer market conditions impacting the Mexican marketplace.

Gross margin, as a percentage of net sales, was 20.7% during the third quarter of 2008 versus 23.6% in the third quarter of 2007. This reduction reflects the change in sales mix as a result of branch closures in 2007 and the first half of 2008. While this change in mix results in a lower gross margin as a percentage of sales, it also results in lower operating expenses due to the elimination of branch operating costs. To improve gross margin, the Company has continued to initiate new cost reduction actions and continued with programs to implement price actions wherever possible. Production levels during the third quarter were also seasonally higher and benefited from increased production as the Company replaced inventory destroyed by the tornadoes. During the third quarter of 2008, the Company also shifted to its manufacturing facility in Nuevo Laredo, Mexico, the production of certain radiator product previously purchased from the Far East, which will result in margin improvements going forward. Margins in the third quarter of 2007 benefited from a $0.6 million reduction in reserves required for excess inventory, originally recorded in the first half of 2007, due to the Company’s inventory reduction actions and improved management of customer returns. As a result of the above items, Domestic segment gross margin as a percentage of sales was 17.2% compared to 23.4% in the third quarter of 2007. International segment margins improved to 26.7% compared to 24.3% in the third quarter of 2007, reflecting cost reduction actions and pricing changes which have been implemented and increased production levels.
Selling, general and administrative expenses (“SG&A”) decreased by $7.8 million and as a percentage of net sales to 11.8% from 16.6% in the third quarter of 2008 compared to the same period of 2007. The reduction in expenses reflects the insurance recovery discussed below and lower selling and administrative spending as a result of cost reduction actions implemented during 2007. Branch spending expenses for the quarter were lower than those incurred in the same period a year ago due to the impacts of branch closures during 2007 and the first quarter of 2008 designed to better align the Company’s go-to-market strategy with customer needs. This program, which includes the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, has resulted in a reduction in the number of branch and agency locations from 94 at December 31, 2006 to 35 at September 30, 2008. The current number of locations reflects the closure of 10 locations during the first quarter of 2008 and one agency location in the second quarter of 2008. Partially offsetting these expense reductions in the third quarter of 2008 was an increase in freight costs reflecting the rising cost of fuel. In the third quarter of 2007, SG&A had been reduced by $0.4 million as a result of the reversal of a vendor payable, recorded at the time of the Modine Aftermarket merger, which was no longer required. The Company anticipates experiencing quarterly expense reductions, for the remainder of 2008, as a result of cost reduction initiatives which have taken place in 2007 and 2008.
As described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). The storm also destroyed a significant portion of the Company’s automotive and light truck heat exchange inventory. On July 30, 2008, the Company settled the claim associated with the tornadoes with its insurance carrier resulting in a total recovery of $52.0 million. Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended September 30, 2008, is a $5.5 million net gain from the Southaven Casualty Event reflecting $6.4 million allocated reimbursement from the recovery of business interruption losses, offset in part by expenses of $0.9 million incurred as a result of the tornadoes. As of September 30, 2008, there is $3.3 million of deferred insurance reimbursement recorded in accrued liabilities on the condensed consolidated balance sheet to offset business interruption losses and tornado related expenses expected to be incurred during the fourth quarter of 2008.
The Company did not incur any restructuring expenses during the third quarter of 2008. In the third quarter of 2007, the Company reported $1.9 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. In September 2006, the Company had announced that it was commencing a process to realign its branch structure, which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during the first nine months of 2007 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 83 at September 30, 2007 and the establishment of supply agreements with distribution partners in certain areas. Headcount in the Company’s North American operations was reduced by 121 during the third quarter of 2007 as a result of actions to right size the operational and administrative structure going forward.
The Domestic segment operating income for the quarter ended September 30, 2008 decreased to $2.6 million from $6.3 million in the third quarter of 2007 as the impacts of cost reduction actions which lowered operating expenses and product costs were offset by lower net trade sales as a result of branch closure actions and the impact of the Southaven Casualty Event. The business interruption recovery associated with the Southaven Casualty Event is included in corporate expenses for the quarter ended September 30, 2008. In 2007, there were also $1.5 million of restructuring costs impacting the Domestic segment which did not recur in the third quarter of 2008. The International segment operating income improved to $2.9 million compared to $1.8 million in the third quarter of 2007 due to cost reduction and pricing actions which have been initiated. In 2007, there were also $0.4 million of restructuring costs impacting the International segment which did not recur in the third quarter of 2008. Corporate expenses in the third quarter of 2008 include the $5.5 million net insurance recovery from the Southaven Casualty Event for the period. The net recovery includes the reimbursement for lost sales and margin as a result of business interruption, offset by expenses associated with the tornadoes.
Interest expense was $0.7 million below last year’s levels as the impact of higher average interest rates and higher amortization of deferred debt costs was more than offset by lower average debt levels and lower discounting expense associated with customer sponsored payment programs. Average interest rates on the Company’s Domestic revolving credit and term loan borrowings were 12.5% in the third quarter of 2008 compared to 10.3% last year. At the end of the third quarter of 2008, the Company’s NRF subsidiary in The Netherlands had outstanding debt of $7.0 million bearing interest at an annual rate of 5.5% under its available credit facility. At September 30, 2007, NRF borrowed $6.0 million at an interest rate of 5.4%. Deferred debt cost amortization is higher due to the write-off of costs associated with the Company’s Credit Facility and the amendments entered into during 2008. Average debt levels were $53.6 million in the third quarter of 2008, compared to $75.6 million for the third quarter last year. The decrease in average debt levels reflects required repayments of the Credit Facility during 2008 using funds received from the Southaven Casualty Event insurance claim. Discounting expense was $0.7 million in the third quarter of 2008, compared to $1.7 million in the same period last year. This $1.0 million decline mainly reflects lower levels of customer receivables being collected utilizing these programs, the majority of which is due to the decline in sales to Autozone and the fact that another customer discontinued offering this program to all of its vendors. Interest expense in the third quarter of 2007 included $0.3 million associated with the settlement of interest charges related to inventory purchases.
Debt extinguishment costs of $2.2 million during the third quarter of 2008 included $0.5 million for a prepayment penalty required by the Credit Agreement and $1.7 million from the write-down of deferred debt costs as a result of the Fourth Amendment replacement of Wachovia Capital Finance Corporation (New England) (“Wachovia”) by Wells Fargo as borrowing base agent and lender under the Credit Agreement and the term loan repayments from the receipt of insurance claim proceeds. In the third quarter of 2007, the Company reported $0.9 million of debt extinguishment costs due to the repayment of all indebtedness under the Company’s Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation.

In the third quarter of 2008 and 2007, the effective tax rate included only a foreign provision, as the usage of the Company’s net operating loss carry forwards offset a majority of the state and any federal income tax provisions.
Net income for the three months ended September 30, 2008 was $1.4 million, or $0.09 per basic and $0.07 per diluted share, compared to net income of $0.1 million, or $0.01 per basic and diluted share for the same period a year ago.
Nine Months Ended September 30, 2008 Versus Nine Months Ended September 30, 2007
The following table sets forth information with respect to the Company’s condensed consolidated statement of income for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008		2007		Increase	(Decrease)
		%		%
(in thousands of dollars)	Amount	of Net Sales	Amount	of Net Sales	Amount	Percent
Net sales	$274,081	100.0%	$309,685	100.0%	$(35,604)	(11.5)%
Cost of sales	222,745	81.3	243,857	78.7	(21,112)	(8.7)

Gross margin	51,336	18.7	65,828	21.3	(14,492)	(22.0)
Selling, general and administrative expenses	38,876	14.2	59,602	19.3	(20,726)	(34.8)
Arbitration earn-out decision	—	—	3,174	1.0	(3,174)	(100.0)
Restructuring charges	172	0.1	3,192	1.0	(3,020)	(94.6)

Operating income (loss)	12,288	4.4	(140)	0.0	12,428	Nm
Interest expense	12,130	4.4	10,159	3.3	1,971	19.4
Debt extinguishment costs	2,822	1.0	891	0.3	1,931	216.7

Loss before income taxes	(2,664)	(1.0)	(11,190)	(3.6)	8,526	76.2
Income tax provision	1,573	0.5	1,247	0.4	326	26.1

Net loss	$(4,237)	(1.5)%	$(12,437)	(4.0)%	$8,200	65.9%

Nm-not meaningful percent change.
The following table compares net sales and gross margin by the Company’s two business segments (Domestic and International) for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008		2007
		%		%
(in thousands of dollars)	Amount	of Net Sales	Amount	of Net Sales
Net Sales
Domestic segment	$178,674	65.2%	$229,672	74.2%
International segment	95,407	34.8	80,013	25.8

Total net sales	$274,081	100.0%	$309,685	100.0%

Gross Margin
Domestic segment	$28,129	15.7%	$47,623	20.7%
International segment	23,207	24.3	18,205	22.8

Total gross margin	$51,336	18.7%	$65,828	21.3%

Domestic sales in the first nine months of 2008 were $51.0 million or 22.2% lower than the first nine months of 2007. The majority of this decline is attributable to heat exchange sales lost as a result of the Southaven Casualty Event along with lower sales as a result of branch and agency location closures. Throughout the period in 2008, the Domestic automotive and light truck product lines also continued to experience the impact of ongoing competitive pricing pressure and a shift in sales mix with more sales being directed toward wholesale customers and less to direct customers, resulting in lower average selling prices. Domestic heat exchange sales in 2008 were also lowered as the Company was shipping radiator product to a smaller number of Autozone distribution centers and during the third quarter of 2008, Autozone stopped purchasing radiator product for the remaining distribution centers. The Company, however, continues to supply Autozone with heaters and temperature control products as well as radiators on customer direct orders. Although this action by Autozone will likely result in a reduction of revenue, it is not expected to have a material impact on future operating results in part due to cost reduction actions by the Company and the expansion of products manufactured in Nuevo Laredo, which are expected to offset any lost contribution margin. Domestic heavy duty product sales were lower than a year ago reflecting soft market conditions, particularly in the heavy truck marketplace along with the impact of branch closures. Domestic sales, both automotive and light truck and heavy duty, for the 2008 period have been adversely affected by the general economic conditions which impact buying and driving habits and the September hurricanes which resulted in lower sales volume. Domestic product sales for the remainder of 2008 will continue to be impacted by the branch closure actions, the current economic conditions, the lower level of business with Autozone and to a lesser extent by the Southaven Casualty Event as inventory safety stock levels are replenished. As noted previously, the Company has lost some sales as a result of the Southaven Casualty Event. International segment sales for the first nine months of 2008 were $15.4 million or 19.2% above 2007 levels for the same period, including $9.8 million resulting from a stronger Euro and Peso in relation to the U.S. dollar. The remaining improvement in International segment sales was caused primarily by higher marine product sales in Europe reflecting stronger market conditions.
Gross margins, as a percentage of net sales, for the first nine months of 2008 were 18.7% compared with 21.3% a year ago. The Company continues to experience competitive pricing pressure and the shift in customer mix from direct customers to wholesale customers, which combined have more than offset the impact of cost reduction actions implemented by the Company. Commodity costs during the nine month 2008 period, while still at high levels, are generally flat with those experienced in the same period in 2007. These impacts combined to result in a decline in domestic segment gross margin for the nine months to 15.7% of trade sales from 20.7% in the first nine months of 2007. International segment gross margin as a percentage of sales improved to 24.3% in 2008 compared to 22.8% in the first nine months of 2007 due to pricing and cost reduction actions which have been initiated.
Selling, general and administrative expenses for the first nine months of 2008 decreased to 14.2% of sales versus 19.3% of sales a year ago. The insurance recovery discussed below along with cost reduction actions initiated during 2007 and the first nine months of 2008 account for the majority of the improvement. These actions include a reduction in the number of branch locations and other headcount and expense reductions. Freight expenses during the first nine months of 2008 rose due to the higher cost of fuel. Expenses in 2008 were also lowered by the $1.5 million gain resulting from the sale of our unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. Expense levels in the first nine months of 2007 were lowered by the recording of a $0.7 million gain on the sale of a building vacated as a result of the branch consolidation actions and by $0.4 million for the reversal of a vendor payable recorded at the time of the Modine Aftermarket merger, which was no longer required.
As described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes. The storm also destroyed a significant portion of the Company’s automotive and light truck heat exchange inventory. On July 30, 2008, the Company settled the claim associated with the tornado with its insurance carrier resulting in a total recovery of $52.0 million. Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2008, is a $10.7 million net gain resulting from the Southaven Casualty Event reflecting a gain on the disposal of fixed assets of $2.4 million, as the insurance recovery was in excess of the damaged assets net book value, $9.5 million from the recovery of business interruption losses and a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory, which were offset in part by expenses of $2.3 million incurred as a result of the tornadoes. As of September 30, 2008, there is $3.3 million of deferred insurance reimbursement included in accrued liabilities on the condensed consolidated balance sheet to offset business interruption losses and tornado related expenses expected to be incurred during the fourth quarter of 2008.
During the second quarter of 2007, the Company received an arbitration decision regarding an earn-out calculation associated with the acquisition of EVAP, Inc. in 1998. As a result of the arbitrator’s decision, the Company recorded a non-cash charge of $3.2 million, which amount resulted from an increase in the liquidation preference of the Company’s Series B Preferred Stock.
Restructuring charges in the first nine months of 2008 of $0.2 million represent costs associated with the closure of 10 branch locations partially offset by credits received from the cancellation of vehicle leases associated with previously closed branch locations. In September 2006, the Company commenced a process to realign its branch structure, which included the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and the first nine months of 2008 have resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 35 at September 30, 2008 and the establishment of supply agreements with distribution partners in certain areas. These actions have improved the Company’s market position and business performance by achieving better local branch utilization where multiple locations were involved, and by establishing in some cases, relationships with distribution partners to address geographic locations which do not justify stand-alone branch locations. Annual savings from these actions have exceeded the costs incurred. In the first nine months of 2007, the Company reported restructuring costs of $3.2 million primarily associated with the closure of branch locations and operating support headcount reductions in the United States and production headcount reductions at the Company’s two Mexican facilities.
The Domestic segment operating income for the nine months ended September 30, 2008 decreased to $3.1 million from $7.8 million in the first nine months of 2007 as the impact of cost reduction actions, which lowered operating expenses and product costs, and lower levels of restructuring costs were offset by lower net trade sales due to the impacts of the Southaven Casualty Event and the reduction in the number of branch locations. The business interruption recovery associated with the Southaven Casualty Event lost sales is included in corporate expenses for the period. Domestic operating income in 2008 included a $1.5 million gain from the sale of the Emporia facility while Domestic operating income in 2007 included a $0.7 million gain from the sale of a facility. The International segment operating income improved to $4.8 million compared to $2.2 million in the first nine months of 2007 due to increased sales, primarily of marine product, cost reduction actions and higher production levels. In 2007, there were also $0.5 million of restructuring costs impacting the International segment which did not recur in 2008. Corporate expenses in the first nine months of 2008 include a $10.7 million net insurance recovery from the Southaven Casualty Event. The net recovery includes the reimbursement for lost sales and margin as a result of business interruption, offset by expenses associated with the tornadoes.
Interest costs were $2.0 million above last year for the first nine months of 2008, due to higher average interest rates and increased amortization of deferred debt costs which more than offset the impacts of lower average debt levels and lower discounting expense associated with customer sponsored payment programs. Average interest rates on our Domestic Credit Facility were 11.7% in 2008 compared to 8.5% in 2007. Deferred debt cost amortization is higher in the first nine months of 2008 compared to last year due to costs associated with the Credit Facility entered into in 2007 and the amendments which have been made to it during 2008. Average debt levels for the first nine months of 2008 were $61.3 million compared to $66.3 million in the same period of 2007 due to required term loan repayments using funds received from the Southaven Casualty Event insurance claim. Discounting fees for the first nine months of 2008 were $2.1 million compared to $4.1 million in 2007. This $2.0 million decline mainly reflects lower levels of customer receivables being collected utilizing these programs, the majority of which is due to the decline in sales to Autozone and the fact that another customer discontinued offering this program to all of its vendors. Interest expense in the first nine months of 2007 included $0.2 million of interest on unpaid dividends associated with the arbitration decision.
Debt extinguishment costs of $2.8 million during the first nine months of 2008 included $0.9 million for prepayment penalties required by the Credit Agreement and $1.9 million from the write-down of deferred debt costs as a result of the Fourth Amendment replacement of Wachovia Capital Finance Corporation (New England) (“Wachovia”) by Wells Fargo as borrowing base agent and lender under the Credit Agreement and the term loan repayments from the receipt of insurance proceeds. On July 19, 2007, the Company entered into a new Credit and Guaranty Agreement and utilized a majority of the proceeds to repay all indebtedness under the Company’s Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation. As a result of the Wachovia debt repayment, the Company recorded $0.9 million as debt extinguishment costs during the nine months ended September 30, 2007.
For the first nine months of 2008 and 2007, the effective tax rate included only a foreign provision, as the reversal of the Company’s deferred tax valuation allowances offset a majority of the state and any federal income tax provisions. The 2008 tax provision also includes a $0.2 million benefit from a Mexican tax credit realized upon the filing of the 2007 tax return. The 2007 provision also included $0.1 million associated with the adjustment of the NRF deferred tax asset as a result of changes in statutory income tax rates.
Net loss for the nine months ended September 30, 2008 was $4.2 million or $0.28 per basic and diluted share compared to a net loss of $12.4 million or $0.89 per basic and diluted share for the same period a year ago.
Financial Condition, Liquidity and Capital Resources
In the first nine months of 2008, operating activities provided $27.2 million of cash which reflected improved operating results, the impact of the Southaven Casualty Event and the increase of vendor accounts payable as a result of the use of insurance proceeds to repay the term loan under the Company’s Credit Agreement. Accounts receivable increased by $10.9 million mainly reflecting seasonal increases in sales levels. The impact of lower receivable balances as a result of lower sales to Autozone was offset by higher balances with a retail customer who discontinued offering their customer sponsored vendor payment program. Inventories were reduced by $10.7 million as the elimination of $25.6 million of inventory destroyed by the Southaven Casualty Event was offset by expenditures to replenish the damaged inventory. Accounts payable grew by $20.9 million as the Company has been required to extend its normal vendor payment terms in light of term loan repayments it has been required to make under its Credit Agreement, utilizing funds received from the insurance claim associated with the Southaven Casualty Event. This impact was in addition to normal seasonal increases in accounts payable for inventory purchases. The $5.0 million increase in accrued liabilities includes the $3.3 million deferred insurance recovery associated with the receipt of insurance proceeds as a result of the Southaven Casualty Event. The deferred insurance recovery will be recognized during the fourth quarter of 2008 to offset business interruption losses and other tornado related expenses which are forecasted to occur.
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
Capital expenditures were $6.4 million during the first nine months of 2008 and $1.8 million during the first nine months of 2007. Expenditures in 2008 resulted from the replacement of racking and equipment damaged by the Southaven Casualty Event and cost reduction activities. The Company expects that capital expenditures for 2008 will be between $7.0 million and $8.0 million, including expenditures required to replace fixed assets damaged in the Southaven Casualty Event. Expenditures will primarily be for new product introductions and product cost reduction activities. These expenditures are expected to be funded by capital leases or borrowings under the Credit Agreement.
During the first nine months of 2008 the Company sold an unused facility which had been acquired as part of the Modine Aftermarket merger in 2005, resulting in the generation of $1.5 million of cash. This facility had been written down to a zero net book value as part of the purchase accounting entries. In the first nine months of 2007 $0.8 million of cash was generated by the sale of a facility which had been closed in conjunction with the Company’s cost reduction initiatives.
As a result of the Southaven Casualty Event (see Note 2) a $3.4 million insurance claim was recorded for the recovery with respect to fixed assets which were destroyed. Cash for this insurance claim was received from the insurance company.
Total debt at September 30, 2008 was $47.8 million, compared to $67.5 million at the end of 2007 and $71.1 million at September 30, 2007. The reduction in total debt reflects the mandatory term loan repayments under the Credit Agreement utilizing funds received from the insurance claim resulting from the Southaven Casualty Event. The Company was in compliance with the covenants contained in the Credit Agreement, as amended, as of September 30, 2008.
Short-term foreign debt, at September 30, 2008 and 2007, represents borrowings by the Company’s NRF subsidiary in The Netherlands under its credit facility. As of September 30, 2008, $7.0 million was borrowed at an annual interest rate of 5.5% while at September 30, 2007, $6.0 million was borrowed at an annual interest rate of 5.4%.
At September 30, 2008 under the Company’s Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wells Fargo Foothill, LLC (“Wells Fargo”), as borrowing base agent, $7.2 million was outstanding under the revolving credit facility at an interest rate of 14% and $33.5 million was outstanding under the term loan at an interest rate of 12%. As a result of uncertainties which had existed concerning the Company’s ability to reduce the Borrowing Base

Overadvance, as defined in the Credit Agreement, to zero by May 31, 2008 (see Note 2), the outstanding term loan of $49.6 million at December 31, 2007 was reclassified from long-term debt to short-term debt in the condensed consolidated financial statements. While the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance no longer exist, at September 30, 2008, the outstanding term loan of $33.5 million was classified as short-term debt as there can be no assurances that the Company will be able to obtain additional funds from the proposed debt refinancing or that further Lender accommodations would be available, on acceptable terms or at all.
During the nine months ended September 30, 2008, as required by the Credit Agreement, the term loan was reduced by $14.8 million from the receipt of insurance proceeds associated with the Southaven Casualty Event, by $0.4 million from the receipt of Extraordinary Receipts, as defined in the Credit Agreement, and by $1.0 million from the receipt of proceeds from the sale of an unused facility in Emporia, Kansas. As a result of the term loan reductions from the receipt of the insurance proceeds, the Company incurred prepayment premiums, as required by the Credit Agreement, of $0.9 million, which amounts are included in debt extinguishment costs for the nine months ended September 30, 2008. In addition, due to the Fourth Amendment replacement of Wachovia Capital Finance Corporation (New England) (“Wachovia”) by Wells Fargo as borrowing base agent and lender under the Credit Agreement and the prepayments of the term loan, $1.9 million of the deferred debt costs have also been expensed as debt extinguishment costs in the condensed consolidated statement of operations for the nine months ended September 30, 2008.
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
As previously reported, a number of Events of Default, as defined in the Credit Agreement, had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders waived such Events of Default including a waiver of the 2007 covenant violations, effective as of the Second Amendment date, resulting in the elimination of the 2% default interest, which had been charged effective November 30, 2007. During the nine months ended September 30, 2008, $0.3 million of default interest was included in interest expense in the condensed consolidated statement of operations. Consistent with current market conditions for similar borrowings, the Second Amendment increased the interest rate the Company must pay on its outstanding indebtedness to the Lenders to the greater of (i) the Adjusted LIBOR Rate, as defined in the Second Amendment, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings. In connection with the Second Amendment, the Company paid the Lenders a fee of

$3.0 million, which has been deferred and is being amortized over the remaining term of the outstanding obligations.
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
From the date of the Second Amendment, the Company continued to work to restore its operations in Southaven, determine the full extent of the damage there, and prepare the Southaven Casualty Event-related insurance claim. As a result of these efforts, the Company determined that a small portion of the inventory in Southaven was not damaged by the tornadoes, and could be returned to the Company’s inventory (and, consequently, to the Borrowing Base). As a result of this recharacterization, the Company and the Lenders agreed in the Third Amendment to reduce the maximum Borrowing Base Overadvance Amount to $24.2 million. The Company was able to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008 through a combination of operating results, working capital management and insurance proceeds.
The Third Amendment also provided the Company with a waiver for the default resulting from the explanatory paragraph in the audit opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.
As contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the “Warrants”). Warrants to purchase 993,040 shares were subject to cancellation if the Company had raised $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. Since such financing did not occur prior to the May 31, 2008 deadline, the warrants remain outstanding. The Warrants were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. To reflect the issuance of the Warrants, the Company recorded additional paid-in capital and deferred debt costs of $3.0 million. This represents the estimated fair value of the Warrants, based upon the terms and conditions of the Warrants and the market value of the Company’s common stock. The increase in deferred debt costs is being amortized over the remaining term of the outstanding obligations under the Credit Agreement. The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest average dollar volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to March 12, 2008 and ending 180 trading days after March 12, 2008. As of September 30, 2008, the exercise price calculated in accordance with the warrant terms would have been $0.82 per share. Due to a decline in the market value of the Company’s common stock, as of October 27, 2008, the exercise price of the warrants at that date would have been $0.49 per share. The Warrants contain a “full ratchet” anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable American Stock Exchange rules (the “20% Issuance Cap”). If the anti-dilution provision resulted in the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) under certain circumstances, the Warrant holders have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrants.
In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the “Warrantholder Rights Agreement”) containing customary representations and warranties. The Warrantholder Rights Agreement also provides the Warrant holders with a preemptive right to purchase any preferred stock the Company may issue prior to December 31, 2008 that is not convertible into common stock. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the “Registration Rights Agreement”), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, 130% the shares of common stock initially issuable pursuant to the Warrants. On April 21, 2008, a Form S-3 was filed with the Securities and Exchange Commission with respect to the resale of 2,584,494 shares of common stock issuable upon exercise of the Warrants. The Registration Statement was declared effective on June 24, 2008. The Registration Rights Agreement also requires payments to be made by the Company under specified circumstances if (i) a registration statement was not filed on or before April 25, 2008, (ii) the registration statement was not declared effective on or prior to June 24, 2008, (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders subject to certain grace periods, or (iv) the Company fails to satisfy the current public information requirement under Rule 144 under the Securities Act of 1933, as amended. If any of the foregoing provisions are breached, the Company would be obligated to pay a penalty in cash equal to one and one-half percent (1.5%) of the product of (x) the market price (as such term is defined in the Warrants) of such holder’s registrable securities and (y) the number of such holder’s registrable securities, on the date of the applicable breach and on every thirtieth day (pro rated for periods totaling less than thirty (30) days) thereafter until the breach is cured.
On July 18, 2008, the Company entered into the Fourth Amendment (the “Fourth Amendment”) of the Credit Agreement. Pursuant to the Fourth Amendment, Wells Fargo replaced Wachovia as (i) the Borrowing Base Agent for the Lenders and (ii) the issuing bank with respect to issued letters of credit. In addition, the Fourth Amendment provided for an increase in the Revolving A Commitment from $25 million to $35 million and a reduction of the Revolving B Commitment from $25 million to $15 million. The total revolving credit line of $50 million under the Credit Agreement remained unchanged as a result of the Fourth Amendment. As a result of the effectiveness of the Fourth Amendment, Wells Fargo is the sole Revolving A Lender and Silver Point and certain of its affiliates remain the Revolving B Lenders. In addition, the Fourth Amendment provided for an adjustment to certain financial covenants (and definitions related thereto) to allow for expenditures relating to the acquisition of replacement fixed assets at the Company’s new Southaven, Mississippi distribution facility. As a result of Wells Fargo replacing Wachovia as Issuing Bank, the Company recorded a non-cash debt extinguishment expense in the fiscal quarter ending September 30, 2008 of $1.1 million reflecting the expensing of amounts previously included in deferred debt costs.
On July 24, 2008, the Company entered into the Fifth Amendment (the “Fifth Amendment”) of the Credit Agreement. Pursuant to the Fifth Amendment, and upon the terms and subject to the conditions thereof, the Fifth Amendment clarified that the first $5 million of additional proceeds of insurance in respect of the losses related to the damages to the Company’s operations in Southaven, Mississippi as a result of two tornadoes on February 5, 2008 would be applied to repay the outstanding Tranche A Term Loans. The balances of such insurance proceeds would be applied on a “50-50” basis to prepay the Revolving Loans outstanding and the Tranche A Term Loans. In addition, the Fifth Amendment provided that the Borrowing Base Reserve relating to the Southaven Casualty Event would be reduced from $5 million to $3 million effective on the date of the Fifth Amendment, and from $3 million to zero on the date the Company delivered to the administrative agent a final insurance settlement agreement with respect to the Southaven Casualty Event.

However, the Borrowing Base Reserve would be increased to $5 million on August 31, 2008, unless the Capital Raise, as defined in the Credit Agreement, was completed by that date. Thereafter, such Borrowing Base Reserve would be permanently reduced to zero if the Capital Raise was consummated on or before September 30, 2008 (subject to extension with Administrative Agent’s consent). Finally, if the Company does not consummate the Capital Raise by December 31, 2008, the minimum EBITDA covenant will be increased from $27.5 million to $28.0 million. The Company agreed to pay to the Revolving B Lenders an amendment fee (the “Amendment Fee”), earned on the date of the Fifth Amendment and due and payable on the earlier of September 30, 2008 or the date of consummation of the Capital Raise. The Amendment Fee was 0.50% (the “Fee Rate”) of the sum of the Tranche A Term Loans and the Revolving Commitments outstanding as of the date the Amendment Fee was due and payable. Also, the deadline for consummation of the Capital Raise may be extended by the Administrative Agent from September 30, 2008 to November 15, 2008 so long as there existed no event of default and subject to an extension fee payable to the Revolving B Lenders equal to 0.50% of the Tranche A Term Loans and Revolving Commitments outstanding on September 30, 2008.
On August 25, 2008, the Company entered into the Sixth Amendment (the “Sixth Amendment”) of the Credit Agreement which amended the Credit Agreement to extend the deadline date for Interest Rate Protection, as defined in the Credit Agreement, to no later than December 31, 2008. In addition, the Sixth Amendment amended the Credit Agreement relating to the concentration of Certain Eligible Accounts, as defined in the Credit Agreement, as a result of the merger of CSK Auto Corporation and O’Reilly Automotive, Inc.
On September 30, 2008, the Company entered into the Seventh Amendment (the “Seventh Amendment”) of the Credit Agreement which reduced the Southaven Insurance Proceeds Reserve, as defined in the Credit Agreement, from $5.0 million to $4.0 million as of September 30, 2008. On October 2, 2008, the Southaven Insurance Proceeds Reserve was increased back to $5.0 million under the Seventh Amendment.
On October 2, 2008, the Company entered into the Eighth Amendment (the “Eighth Amendment”) of the Credit Agreement (as amended prior to October 2, 2008). Pursuant to the Eighth Amendment, and upon the terms and subject to the conditions thereof, the Southaven Insurance Proceeds Reserve (the “Reserve”) (i) was reduced from $5.0 million to $2.5 million effective on October 2, 2008, and (ii) will be increased to $5.0 million on the earlier of (x) the occurrence of an Event of Default, or (y) October 31, 2008, provided that, if prior to such time, the Company provides satisfactory commitment letters in respect of the Mezzanine Financing and Senior Credit Financing, then subject to certain conditions described in the Eighth Amendment, the Reserve would be reduced to $0 until November 30, 2008. If the reduction is extended until November 30, 2008, the Reserve may be increased to $5.0 million on the earliest of (w) an Event of Default, (x) the date the Administrative Agent determines the Mezzanine Financing and Senior Credit Financing is not likely to be consummated, (y) the date any commitment letter for the Mezzanine Financing and Senior Credit Financing is terminated, and (z) November 30, 2008 if the Mezzanine Financing and Senior Credit Financing have not been consummated. The reduction of the Reserve may provide additional temporary borrowing capacity as the Company seeks to complete a Mezzanine Financing and Senior Credit Financing.
On October 29, 2008, the Company entered into the Ninth Amendment (the “Ninth Amendment”) of the Credit Agreement (as amended prior to October 29, 2008). Pursuant to the Ninth Amendment, and upon the terms and subject to the conditions thereof, the references contained in the Eighth Amendment to October 31, 2008 in regards to the Southaven Insurance Proceeds Reserve, have been replaced with November 7, 2008.

Short-term Liquidity
On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company had insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Credit Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base; as such term is defined in the Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Credit Agreement on March 12, 2008 (see Note 4). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Credit Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Credit Agreement (see Note 4), which was signed on March 26, 2008. While the Company was able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a combination of operating results, working capital management and insurance proceeds, the Company continues to face liquidity constraints. As part of the insurance claim process, the Company received a $10 million preliminary advance during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $17.3 million during the third quarter of 2008, which were used to reduce obligations under the Company’s credit facility. On July 30, 2008, the Company reached a global settlement of $52.0 million with its insurance company regarding all damage claims which resulted in the Company receiving $15.3 million during the month of August 2008, which was included in the third quarter receipts disclosed above. Since the Company was unable to utilize all of the insurance proceeds to fund inventory purchases and operate its business, it was required to increase vendor payables to provide needed working capital until the contemplated debt refinancing package can be completed. The increase in vendor payables has hindered in part our ability to secure as much product as necessary to meet demand, resulting in some lost sales. While current economic conditions have caused a softening in the credit market, the Company continues to work toward raising a combination of $30 million or more in debt and/or equity to reduce or possibly replace its current Credit Agreement and to provide additional working capital.. On October 6, 2008, the Company announced that it had signed a letter of intent with a group of institutional lenders that would provide $30 million of mezzanine financing to the Company. The letter of intent provides exclusivity for the proposed lenders while they complete due diligence and negotiate definitive agreements. Completion of this financing, tentatively expected in the fourth quarter of 2008, is subject to closing conditions, including satisfactory completion of due diligence, the Company establishing a new senior secured credit facility with a new lender and execution of the aforementioned definitive agreements. The Company is currently in discussions with several financial institutions to secure a new senior credit facility. As there can be no assurance that the Company will be able to obtain such additional funds from the proposed financing or that further Lender accommodations would be available, on acceptable terms or at all, the Company has classified the remaining balance of the term loan as short-term debt in the condensed consolidated financial statements at September 30, 2008.

Should there be a pay down of all or part of the outstanding debt under the Credit Agreement, the Company would be required to pay prepayment fees which would be recorded as debt extinguishment expense. In addition, there would be a write-down of all or part of the outstanding deferred debt costs, as debt extinguishment expense, based on the amount of debt paid down. At September 30, 2008, there were $7.9 million of deferred debt costs included in other assets on the condensed consolidated balance sheet.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. Between the month of December 2007 and October 2008, average monthly commodity costs for copper and aluminum continued to be volatile and average interest rates incurred have risen reflecting the Company’s liquidity issues and current economic conditions. The value of the Euro and the peso in relation to the dollar has also fluctuated as a result of current economic conditions. The Company continues to implement action plans in an effort to offset cost increases, including customer pricing actions, and cost reduction activities. There can be no assurance that the Company will be able to offset these cost increases going forward. There have been no other material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 5. OTHER INFORMATION
On October 29, 2008, the Company entered into the Ninth Amendment (the “Ninth Amendment”) of the Credit Agreement (as amended prior to October 29, 2008), which is attached hereto as exhibit 10.1. Pursuant to the Ninth Amendment, and upon the terms and subject to the conditions thereof, the references contained in the Eighth Amendment to October 31, 2008 in regards to the Southaven Insurance Proceeds Reserve, have been replaced with November 7, 2008.
Item 6. EXHIBITS
10.1	Ninth Amendment to Credit Agreement dated October 29, 2008

31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLIANCE INTERNATIONAL, INC. (Registrant)
Date: October 31, 2008	By:	/s/ Charles E. Johnson
Charles E. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2008	By:	/s/ Arlen F. Henock
Arlen F. Henock
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)