Form 10-K
period 2008-12-31
PROLIANCE INTERNATIONAL, INC.
filed 2009-03-24
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(203) 401-6450
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	NYSE Amex (formerly American Stock Exchange)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Check one: Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2008 was $14,502,671.

On March 1, 2009, there were 15,780,489 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PROLIANCE INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2008

ii

PART I

Item 1.	Business

Proliance International, Inc. (the “Company”) designs, manufactures and markets heat exchange products (including radiators, heater cores and complete heaters) and temperature control parts (including condensers, compressors, accumulators/driers and evaporators) for the automotive and light truck aftermarket. In addition, we design, manufacture and distribute heat exchange products (including radiators, radiator cores, condensers, charge air coolers, oil coolers, marine coolers and other specialty heat exchangers) primarily for the heavy duty aftermarket.

Origins of the Business

Our origins date back to 1915 when a predecessor of the Company’s former G&O division commenced operations in New Haven, Connecticut, as a manufacturer of radiators for custom built automobiles, fire engines and original equipment manufacturers. Allen Telecom Inc. (“Allen,” formerly The Allen Group Inc.) acquired G&O in 1970 as part of its strategy to become a broad-based automotive supplier. In September 1995, Transpro, Inc was formed when Allen spun off the Company to Allen’s stockholders.

Management has looked to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. Replacement automotive air conditioning condensers were added to our aftermarket product line in August 1996 with the acquisition of substantially all of the assets of Rahn Industries, other replacement automotive air conditioning parts were added with the acquisition of the outstanding stock of Evap, Inc., in August 1998 and remanufactured automotive air conditioning compressors were added in February 1999 with the purchase of the outstanding stock of A/C Plus, Inc. In December 2002, certain heater assets of Fedco Automotive Components Company were acquired. This acquisition strengthened our position in the complete heater market and provided us with a new major customer relationship and the capability to produce aluminum heaters in-house and the ability to maximize the benefits generated by the in-house production of copper/brass heater cores in Nuevo Laredo, Mexico.

On March 1, 2005, our Heavy Duty OEM business, which manufactured and distributed heat exchangers to heavy duty truck and industrial and off-highway original equipment manufacturers, was sold to Modine Manufacturing Company (“Modine”).

On July 22, 2005, a transaction was completed pursuant to which Modine Aftermarket Holdings, Inc. (“Modine Aftermarket”) merged into the Company (“the merger”). Modine Aftermarket was spun off from Modine immediately prior to the merger and held Modine’s aftermarket business. Upon effectiveness of the merger, Transpro, Inc.’s name was changed to Proliance International, Inc. (“Proliance”). In connection with the merger, 8,145,810 shares of Proliance common stock were issued to Modine shareholders. Immediately after the effectiveness of the merger, prior Proliance shareholders owned 48% of the combined company on a fully diluted basis, while Modine shareholders owned the remaining 52%. For accounting purposes, Proliance was the acquirer.

As a result of the Modine Aftermarket merger and the Heavy Duty OEM sale, we are predominantly a supplier of heating and cooling components and systems to the automotive and light truck and heavy duty aftermarkets in North and Central America and Europe.

Operating Structure

We are organized into two reporting segments, based upon the geographic area served — Domestic and International. The Domestic segment supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment supplies heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America.

Markets

The automotive and heavy duty parts industries target two distinct markets, the aftermarket and the original equipment manufacturer (“OEM”) market. The products and services used to maintain and repair automobiles, vans, light trucks, heavy trucks and other industrial and marine applications, as well as accessories not supplied with these products when manufactured, form the respective automotive and light truck and heavy duty aftermarkets. The manufacture of individual component parts for use in the original equipment manufacturing process of automobiles, vans, light trucks, heavy trucks and heavy duty equipment form the automotive and heavy duty OEM markets. We sell products and services predominantly to the automotive and light truck and heavy duty aftermarkets.

In addition, our NRF subsidiary in Europe, supplies specialty coolers for OEM marine applications. These products are primarily used on inland and smaller sea-going vessels such as tugs, ferries, barges and service vessels and are considered part of our heavy duty aftermarket product offering.

Principal Products and Services

We design, manufacture and distribute heat exchange products (including radiators, heater cores and complete heaters) and temperature control parts (including condensers, compressors, accumulators/driers and evaporators) for the automotive and light truck aftermarket. In addition, we design, manufacture and distribute heat exchange products (including radiators, radiator cores, charge air coolers, condensers, oil coolers, marine coolers and other specialty heat exchangers) primarily for the heavy duty aftermarket.

Product line trade sales for the three years ended December 31 are as follows:

	2008	2007	2006
	(in thousands)

Automotive and light truck aftermarket heat exchange products	$215,644	$257,358	$264,703
Automotive and light truck aftermarket temperature control products	38,291	46,796	63,832
Heavy duty aftermarket heat exchange products	96,132	89,788	87,560

Trade sales	$350,067	$393,942	$416,095

A description of the particular products offered in each of our markets is set forth below.

Automotive and Light Truck Aftermarket Heat Exchange Products

We provide one of the most extensive product ranges of high-quality radiators and heater cores to the automotive and light truck aftermarket.

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

Complete Radiators.  Our domestic line of complete radiators for automobile and light truck applications consists of more than 900 models, which are able to service approximately 95% of the automobiles and light trucks in the United States. We have established ourselves as an industry leader with our well-recognized line of Ready-Rad® radiators. In addition, the Ready Rad® Plus line with adaptable fittings has become popular because of its ability to fit the requirements of a broad line of vehicles, enabling distributors to service a larger number of vehicles with lower inventory levels. Our HBX® Line supplements the Ready Rad® Plus Line by offering superior heat transfer performance and structural durability for selected high performance applications. Complete radiators are constructed of both aluminum with plastic tanks and copper/brass. Complete radiators are sold throughout Europe under the NRFtm brand and in Mexico and Central America through our MexPar subsidiary.

Complete Heaters .  A complete heater is part of a vehicle’s heater system through which heated coolant from the engine cooling system flows. The warm air generated as the liquid flows through the heater is then propelled into the vehicle’s passenger compartment by a fan. We supply more than 400 different heater models, which service approximately 95% of the domestic and foreign cars and light trucks on the road today in the United States and Canada. Heaters are offered using both copper/brass and aluminum construction. Our Ready-Aire® line of heaters, which utilizes both cellular and tubular technology, is recognized as an industry leader in the United States. Heaters are also sold on a limited basis throughout Europe.

Automotive and Light Truck Aftermarket Temperature Control Products

While automotive and light truck aftermarket temperature control products are sold primarily in the Domestic segment, demand for these products in Europe has been increasing. Temperature control products are marketed under the Ready-Aire® and Air Pro Quality Parts® brands in the Domestic segment and under the NRFtm or original equipment manufacturer brands in Europe.

Air Conditioning Compressors.  The compressor is designed to compress low-pressure vapor refrigerant, which is drawn from the evaporator into a high-pressure gas, and then pumped to the condenser. We distribute more than 1,400 models of new and re-manufactured air conditioning compressors which cover approximately 80% of the domestic and import applications in the domestic automotive and light truck aftermarket. We believe this is one of the most comprehensive programs in the domestic automotive and light truck aftermarket. A line of compressors is also offered by our NRF subsidiary throughout Europe.

Air Conditioning Condensers.  The air conditioning condenser is a component of a vehicle’s air conditioning system designed to convert the air conditioner refrigerant from a high-pressure gas to a high-pressure liquid by passing it through the air-cooled condenser. We currently catalog and distribute more than 540 condenser part numbers in the domestic automotive and light truck aftermarket. Our NRF subsidiary also offers condenser parts in Europe.

Air Conditioning Accumulators/Driers.  An accumulator/drier acts as a reservoir that prevents liquid refrigerant from reaching the compressor. The accumulator/drier uses a drying agent to remove moisture from the system and a filter screen to trap any solid contaminants. We offer over 900 accumulator/drier models which cover approximately 80% of the applications in the domestic automotive and light truck aftermarket and also distribute accumulators/driers in Europe.

Air Conditioning Evaporators.  An air conditioning evaporator is designed to remove heat from the passenger compartment. The evaporator is generally located under the dashboard or adjacent to the firewall and functions as a heat exchanger by passing low pressure liquid refrigerant through its passageways. Warm air is forced from the passenger compartment over the evaporator which cools the air for the vehicle cabin. The refrigerant becomes a low-pressure vapor and is then re-compressed by the compressor and re-circulated. We offer over 700 evaporator models which cover approximately 90% of the applications in the domestic automotive and light truck aftermarket and also distribute evaporators in Europe.

Air Conditioning Parts and Supplies.  We sell an extensive line of other air conditioning parts and supplies which include hose and tube assemblies, expansion valves, blowers and fan clutches.

Heavy Duty Aftermarket Heat Exchange Products

We design, manufacture and distribute complete radiators, radiator cores and charge air coolers to customers in the heavy duty aftermarket. Some products are custom designed and produced to support a variety of unique engine cooling configurations for heavy-duty trucks, buses, specialty equipment, industrial and marine applications such as agricultural, construction and military vehicles, oil rigs, stationary power generation equipment and inland sea-going vessels.

Complete Radiators.  We custom design, manufacture and sell a wide range of heavy duty radiator models to meet customer specifications. Some are sold under the widely-recognized Ultra-Fused® and Beta Weld® brand names, which utilize welded tube-to-header core construction and are expressly engineered to meet customer specifications and withstand a variety of demanding customer applications. We offer a line of more than 230 models of complete truck radiators designed for the domestic over-the — road market. In addition, our line of tractor radiators, which offers over 50 models, are designed to meet the needs of customers marketing to the domestic agricultural/farm market. Domestically, radiators are sold under the Truck Tough® and Tractor Tough® brands. We also sell complete heavy duty radiators in Europe through our NRF subsidiary and in Mexico and Central America through our MexPar subsidiary.

Radiator Cores.  Heavy truck and industrial radiator cores are constructed of extremely durable components in order to meet the demands of the heavy duty commercial marketplace. Domestically we offer approximately 8,500 models of heavy duty radiator cores to serve different needs in a variety of markets. These include “special order” radiator cores constructed to serve specific customer requirements, which are in addition to the models included in our catalog. A heavy truck or industrial radiator core is normally much larger than an automotive core and typically sells for three to four times the price of an automotive core. We also sell heavy duty radiator cores in Europe through our NRF subsidiary and in Mexico and Central America through our MexPar subsidiary.

Charge Air Coolers.  We offer heavy duty customers a wide range of custom-designed charge air cooler models. A charge air cooler is a heat exchanger that is used to lower the temperature of air from a turbocharger that will be used in the engine combustion process, thus improving engine operating efficiency and lowering emissions. We believe that the demand for charge air coolers will continue to increase as customers face increasing pressure to produce vehicles and equipment that are more fuel efficient and less polluting. We have received U.S. and foreign patents relating to our proprietary Ultra-Seal® grommeted charge air cooler. This product offers significant improvements in performance and exceeds current industry guidelines for durability. The current line of complete charge air coolers for the domestic aftermarket has over 135 models available for sale. A line of charge air coolers is also distributed by our NRF subsidiary throughout Europe.

Marine Products.  Our NRF subsidiary in Europe manufactures and distributes specialty coolers for OEM marine installation on inland sea-going vessels such as tugs, ferries, barges and service vessels.

Financial Information About Industry Segments, Export Sales and Domestic and Foreign Operations

Applicable business segment, product line and foreign operation information appears in Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report. Export sales from North America were below 10% of net sales in the years ended December 31, 2008, 2007 and 2006.

Customers

Our products and services are sold within the Domestic segment to a wide variety and large number of industrial and commercial customers. Automotive and light truck products are sold to national retailers of aftermarket automotive products (such as AutoZone, Advance Auto Parts, Pep Boys and O’Reilly), warehouse distributors, radiator shops, hard parts jobbers (including Carquest, Aftermarket AutoParts Alliance, NAPA, the Automotive Parts Group of Genuine Parts Company and Radiator Express Warehouse) and other manufacturers. We also sell to commercial customers through our branch and agency locations in the United States. In addition, heavy duty heat exchange products are supplied to a range of large to small customers doing business in the heavy truck and industrial equipment aftermarkets.

Likewise, in Europe, Central America and Mexico, our customer base is serviced through branch and manufacturing locations operated by our NRF and MexPar subsidiaries.

AutoZone accounted for approximately 8%, 10% and 13% of consolidated net sales for 2008, 2007 and 2006, respectively. Sales to Autozone in 2008 and 2007 were lower than in 2006 as we were shipping radiator product to a smaller number of Autozone distribution centers. During the third quarter of 2008, Autozone stopped purchasing radiator product for the remaining distribution centers. However, we continue to supply Autozone distribution centers with heaters and temperature control products as well as radiators on customer direct orders. While the action by Autozone did result in a reduction of net sales, it is not expected to have a material impact on future operating results in part due to cost reduction actions we have taken and the expansion of products manufactured at our facility in Nuevo Laredo, Mexico which are expected to offset any lost contribution margin. No other customer individually represented more than 10% of net trade sales in any of the years reported. The loss of a major customer could result in the initiation of cost reduction actions in order to avoid a material adverse effect on our results of operations.

Sales and Marketing

An in-house sales and marketing department is maintained to serve domestic markets. The sales staff focuses its attention on developing a thorough understanding of technical and production capabilities and the overall markets in which each customer operates. At December 31, 2008, we had approximately 140 individuals involved in sales and marketing efforts in the United States and Canada, which included 130 employees associated with operating our branch operations. Independent manufacturers’ sales representatives are also utilized to aid sales efforts in certain domestic aftermarket channels.

As of December 31, 2008 there were 29 branch and plant locations and 5 agency sales locations in the United States serving domestic customers. The employees who operate these branch and agency locations stock heat exchange, temperature control and certain heavy duty products, take orders from local customers, generally over the telephone or by fax, and supply product to those customers through local deliveries. The number of branch, plant and agency locations was reduced from 94 at December 31, 2006 to 34 at December 31, 2008 as part of our branch realignment process which was announced in September 2006. This process included the relocation, consolidation or closure of branch locations and the establishment of expanded relationships with key distribution partners in some areas. These actions allowed us to continue serving customers in those markets while at the same time we streamlined our go-to-market approach and improved our market position and business performance.

A majority of our domestic heat exchange sales are distributed from a warehouse located in Southaven, Mississippi, while temperature control products are distributed from a warehouse in Arlington, Texas. Heavy duty product sales are distributed out of our branch and regional plant locations as well as from Arlington, Texas.

In Europe, NRF has 13 locations, including the main warehouse in Mill, The Netherlands, through which 56 sales and marketing personnel stock product, take orders from customers and distribute product. In Mexico and Central America, there are seven locations, including the main warehouse in Mexico City, Mexico through which orders are taken and product is shipped to customers.

Competition

We face significant competition within each of the markets in which we operate. Our domestic automotive and light truck aftermarket heat exchange product lines are among the leaders in that marketplace. We compete with the national producers of heat transfer products, internal operations of the OEMs, offshore suppliers and, to a lesser extent, local and regional manufacturers. In recent years, the domestic heat exchange aftermarket has experienced a significant increase in competitive pricing pressure, changes in product composition, a changing customer base resulting in fewer but larger customers, improved original equipment manufacturer quality and an increase in imports from China and other Asian countries. Our primary competition in the domestic temperature control aftermarket includes Four Seasons, a division of Standard Motor Products Inc., international and offshore suppliers and numerous regional operators. The domestic temperature control aftermarket has been influenced in recent years by excess customer inventory, an increase in imports, technology changes, improved original equipment manufacturer quality and a shift in product demand from remanufactured to new compressors. Our principal methods of competition in the domestic markets are by emphasizing product design, performance and reliability, breadth of product coverage, customer service, product availability and timely delivery.

The Company’s primary competitors in the domestic heavy duty aftermarket are small regional manufacturers and offshore suppliers.

In Europe, Mexico and Central America, we face competition from affiliates of the major automotive OEM’s and from automotive aftermarket parts manufacturers located in the individual countries.

Intellectual Property

We own 39 U.S. and foreign patents and 42 U.S. and foreign trademarks. The patents expire on various dates from 2009 to 2030, while trademarks expire on various dates between 2009 and 2022. In addition, approximately 40 U.S. and foreign patents and 13 U.S. and foreign trademark registrations are pending. Patents cover certain radiator, heater, charge air cooler and air conditioning products, methods and manufacturing processes. We have also entered into licensing and other agreements with respect to certain patents, trademarks and manufacturing processes used in the operation of our business. In conjunction with the Modine merger, a License Agreement was signed with Modine under which the right to utilize certain patents and trademarks, owned by Modine, in the conduct of the Aftermarket business was obtained. While we believe that we own or have the rights to all patents and other technology necessary for the operation of the business, we do not consider any single patent or trademark or group of patents or trademarks to be material to our business as a whole.

Manufacturing

Manufacturing of product for the domestic automotive and light truck marketplace has been centralized with copper/brass radiator production performed at our facility in Mexico City and aluminum radiators, copper/brass and aluminum heaters and air conditioning parts produced at our facility in Nuevo Laredo, Mexico. During 2008, we undertook a program to increase the amount of aluminum radiators produced in Nuevo Laredo as opposed to purchasing them from Asian vendors in an effort to lower product costs and shorten the inventory supply chain. Domestic segment customer returns are also processed at the Nuevo Laredo location. Heat exchange product for the domestic heavy duty aftermarket is produced at our eight regional plant facilities and at our manufacturing plants in Nuevo Laredo and Mexico City, Mexico.

In Europe, there are three regional manufacturing facilities in Spain, England and France, in addition to the main radiator manufacturing facility is located in Mill, The Netherlands.

In addition to the copper/brass radiator manufacturing plant located in Mexico City, we also have three smaller regional manufacturing facilities in Mexico and El Salvador.

Raw Materials and Suppliers

The principal raw materials used in the automotive and light truck and heavy duty product lines are copper, brass and aluminum. Although copper, brass, aluminum and other primary materials are available from a number of vendors; we have chosen to concentrate sources through supply agreements with a limited number of long-term suppliers in order to obtain purchasing and operating economies. Most of our aluminum needs during 2008, 2007 and 2006 were sourced from Alcoa Inc., a U.S. corporation, and Sapa Heat Transfer, a Swedish corporation. While Luvata, a Swedish corporation, supplied approximately 100% of our copper and brass requirements in 2007 and 2006, during 2008 we sourced requirements from Luvata and Nacobre, a Mexican corporation. We have not experienced any significant supply problems with respect to these commodities, other than those associated with ongoing cash flow constraints arising initially from the Southaven Casualty Event and the reduction of liquidity caused by the Company’s lenders (see Note 3 in the attached Notes to Consolidated Financial Statements).

Purchase prices for commodities have fluctuated significantly over the past several years. We typically execute purchase orders for anticipated copper and brass requirements three months prior to the actual delivery date. The purchase price for copper and brass purchases is established at the time orders are placed and not at the time of delivery. In the case of aluminum purchases, we normally execute contracts up to three months prior to the actual delivery date and the purchase price is established at the time the purchase order is placed. We currently do not purchase hedge contracts in conjunction with our commodity purchases.

Some heat exchange and air conditioning products are purchased utilizing supplier relationships with companies located in China and other Asian countries.

Backlog

The automotive and light truck and heavy duty aftermarkets typically operate on a short lead time order basis. As such, backlog is not material and is not indicative of future overall sales levels. Backlog is indicative of future demand or trends in the marine marketplace in which NRF participates. At December 31, 2008, the marine cooler backlog was at levels similar to a year ago.

Seasonality

We typically experience stronger second and third calendar quarters and weaker first and fourth calendar quarters due to the seasonal fluctuations in our sales volumes. Higher sales are reported during the spring and summer months, as the demand for replacement radiators and temperature control parts and supplies in the automotive and light truck aftermarket increase, while lower sales levels are reported during the fall and winter months when only heater core products are in significant demand. Demand for our heavy duty product offering does not experience significant seasonal volume fluctuations due to the nature of the products.

Customer demand for heat exchange and temperature control products is also influenced by weather. Extremes in weather, hot and cold, along with prolonged periods of hot and cold weather increase the need for replacement parts.

In recent years, we have seen a change in the seasonality of customers’ buying habits. Previously, customers would purchase product from vendors prior to a selling season based upon their estimated requirements. Customers now purchase product in smaller quantities closer to the selling seasons, thus requiring vendors to potentially carry more inventory or better manage their inventory in order to timely respond to customer demands. This has added to the challenges we face in order to service aftermarket customers.

The seasonality of our business results in significant operational challenges to our production and inventory control functions.

Research and Development

Research and development expenses were approximately $0.3 million, $0.3 million and $0.4 million in 2008, 2007 and 2006, respectively.

Employees

At December 31, 2008, we had 1,546 employees compared to 1,574 at December 31, 2007 and 1,950 at December 31, 2006. The headcount reduction during the period reflects the elimination of administrative and manufacturing positions and changes in our branch operating structure in order to lower operating costs, which offset the 129 employee increase in Nuevo Laredo, Mexico during 2008 due to the shift from purchased to manufactured products. Of the 981 employees at December 31, 2008 covered by collective bargaining agreements, 60% are employed at our Mexican plants and are represented by local Mexican labor unions, 38% are located in Europe, and 2% are employed in the United States and are represented by several different labor unions. Our collective bargaining agreements are independently negotiated and expire at different times. While we have historically been successful in renegotiating collective bargaining agreements and believe that labor relations are currently good, there can be no assurance that there will not be work stoppages in the future.

Environmental Matters

As is the case with other manufacturers of similar products, hazardous substances are used in our manufacturing process, including solvents, lubricants, acids, paints and lead, which are subject to a variety of environmental laws and regulations governing discharges into air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We believe that, as a general matter, our policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability. On January 27, 2003, a Consent Agreement was signed with the State of Connecticut Department of Environmental Protection under which we voluntarily initiated the investigation and cleanup of environmental contamination on property occupied by a wholly-owned subsidiary over 20 years ago. We believe there will not be a material adverse impact on our financial results due to these investigation and cleanup activities. While it is reasonably possible that environmental related liabilities may exist with respect to other formerly occupied industrial sites, based upon information currently available, the cost of any potential remediation for which we may be responsible is not expected to have a material adverse effect on our consolidated financial position, results of operation or liquidity.

In conjunction with the Modine Aftermarket merger in 2005, Modine retained the liability for environmental remediation of soil and groundwater contamination which existed at the time of the merger at the facility located in Mill, The Netherlands. As part of the agreement to sell our Heavy Duty OEM business to Modine in March 2005, we retained responsibility for any environmental remediation which would result from contamination existing at our former Jackson, Mississippi facility on the date of the sale.

We currently do not anticipate any material adverse effect to our consolidated results of operations, financial condition or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there can be no assurance that material environmental liabilities or compliance charges will not arise in the future.

Available Information

Copies of any of our filings made with the Securities and Exchange Commission may be obtained at no charge by visiting our website at www.pliii.com, the SEC’s website at www.sec.gov or by writing to Investor Relations Department, Proliance International, Inc., 100 Gando Drive, New Haven, Connecticut 06513.

Item 1A.	Risk Factors

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should carefully consider the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 8-K and 10-Q, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones which we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock.

The Company faces short-term liquidity risks.

On February 5, 2008, our central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of our automotive and light truck heat exchange inventory was also destroyed. While we had insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on our short term cash flow as our secured lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Silver Point Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, a Second Amendment of the Silver Point Agreement was signed on March 12, 2008 (see Note 7). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit us to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. We were required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Silver Point Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Silver Point Agreement (see Note 7), which was signed on March 26, 2008. While the Borrowing Base Overadvance reduction was achieved by the May 31, 2008 date through a combination of operating results, working capital management and insurance proceeds, we continue to face significant liquidity constraints. As part of the insurance claim process, a $10.0 million preliminary advance was received during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $17.3 million during the third quarter of 2008, which were used to reduce obligations under the Silver Point Agreement. On July 30, 2008, a global settlement of $52.0 million was reached with our insurance company regarding all damage claims.

Of the $52.0 million insurance settlement amount, $25.8 million represents the estimated recovery on inventory damaged by the Southaven Casualty Event, $3.4 million represents the estimated recovery on damaged fixed assets and $22.8 million represents the business interruption reimbursement of margin on lost sales, incremental costs for travel, product procurement and reclamation, incremental customer costs and other items resulting from the tornado, incurred through December 31, 2008. The Company was required by its lenders to make repayments of the term loan, maintain an availability block of between $2.5 million and $5.0 million, and pay fees and expenses from the insurance proceeds resulting in the loss of approximately $20.0 million of liquidity. As a portion of the insurance claim proceeds were used to meet these requirements under the Silver Point Agreement, instead of being used to fund the replacement of inventory destroyed by the tornadoes, we have been forced to extend vendor payables in an effort to maintain short-term cash flow. As a result of extending vendor payables, delays in obtaining inventory required to maintain historic customer line fill levels have been encountered which have had an adverse impact on net sales and the results of operations during 2008 and continue to impact 2009.

We are also continuing to work toward raising debt and/or equity to reduce or possibly replace the current Silver Point Credit Agreement and to provide additional working capital as the Silver Point Credit Agreement provides the Company with insufficient liquidity. We are using an investment banking firm to assist in obtaining this new debt or equity capital. To date we have not been able to consummate the desired refinancing, due in part to the current conditions in the financing marketplace, and there can be no assurance that we will be able to do so on acceptable terms, or at all. The violation of any covenant of the Silver Point Agreement requires the negotiation of a waiver to cure the default. We were able to obtain waivers for the covenant violations at December 31, 2008 with respect to the consolidated and U.S. senior leverage ratio calculations, the amount of NRF operating leases and the explanatory paragraph in the accountants’ opinion. However, if a default, which occurs in the future, could not be successfully resolved with the Lenders, the entire amount of any indebtedness under the Silver Point Agreement at that time could become due and payable, at the Lenders’ discretion. This results in uncertainties concerning our ability to retire the debt. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. As there can be no assurance that additional funds will be obtained from the proposed debt refinancing or that further Lender accommodations would be available, on acceptable terms or at all should there be covenant violations, the remaining balance of the term loan has been classified as short-term debt in the consolidated financial statements at December 31, 2008. At December 31, 2007, the remaining balance of the term loan had been classified as short-term debt as a result of the uncertainties existing at that time concerning our ability to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008.

As a result of the uncertainties regarding our ability to refinance or otherwise retire the debt outstanding under the Credit Agreement, the auditor’s opinion for the year ended December 31, 2008 included an explanatory paragraph concerning our ability to continue as a going concern. The auditor’s opinion for the year ended December 31, 2007 included an explanatory paragraph concerning our ability to continue as a going concern as a result of the uncertainty concerning our ability to reduce the overadvance to zero by May 31, 2008.

Our business is impacted by customer concentration.

Our five largest customers accounted for approximately 33%, 33%, and 28% of consolidated net sales in 2008, 2007, and 2006, respectively. Among these customers, Autozone, accounted for approximately 8%, 10% and 13% of consolidated net sales for 2008, 2007 and 2006, respectively. Sales to Autozone in 2008 and 2007 were lower than in 2006 as we were shipping radiator product to a smaller number of Autozone distribution centers. During the third quarter of 2008, Autozone stopped purchasing radiator product for the remaining distribution centers. However, we continue to supply Autozone distribution centers with heaters and temperature control products as well as radiators on customer direct orders. While the action by Autozone did result in a reduction of net sales, it is not expected to have a material impact on future operating results in part due to cost reduction actions we have taken and the expansion of products manufactured at our facility in Nuevo Laredo, Mexico which are expected to offset any lost contribution margin. The loss of one of the major customers indicated above could result in the implementation of new cost reduction initiatives or other actions in order to avoid a material adverse effect on our results of operations. The five largest customers included in the sales concentration amount above, comprise 43% of trade accounts receivable at December 31, 2008. If one or more of these major customers were to initiate bankruptcy or insolvency proceedings, it could render a material portion of our accounts receivable uncollectible or substantially impaired, which could have a material adverse effect on our financial condition and results of operations.

We are facing ongoing competitive pricing pressure.

We are experiencing ongoing pressure from customers to reduce our products’ selling prices. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace, the consolidated purchasing power of large customers and actions taken by some of our competitors in an effort to “win over” new business. To the extent this pricing pressure continues, operating margins could be impacted, which could have a material adverse effect on our financial condition and results of operations. In addition, this pricing pressure makes it more difficult to pass along to customers the effects of rising commodity costs experienced during the past several years or to recognize the benefits of declining commodity costs, as applicable.

We operate in a mature and highly competitive industry.

The principal markets in which we compete are relatively mature, therefore, future increases in net sales attributable to volume will be partially dependent upon our ability to increase market share by displacing sales currently made by competitors. As a result, it is not possible to predict whether we will be able to increase market share in the markets in which we compete.

In some cases, we also face significant competition in our markets from divisions of larger companies and independent companies who may have more financial resources. Our domestic automotive and light truck heat exchange product lines are considered to be among the best in a marketplace which is highly competitive. We compete with national producers of heat transfer products, internal operations of the OEMs, international and offshore suppliers and, to a lesser extent, local and regional manufacturers. The primary competition in the temperature control aftermarket is from national producers, offshore suppliers and numerous regional operators. While some competitors may achieve economic advantages such as lower labor and health care costs, we compete against them using product design, performance, and price, breath of product line, customer service, warranty, product availability and timely delivery. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could seriously harm our financial condition and results of operations.

We are subject to risks related to future liquidity.

Our future liquidity and ordinary capital needs excluding the impact of the Southaven Casualty Event, described above, are expected to be met from a combination of cash flows from operations and borrowings under a new credit agreement. However, future cash flow may be impacted by a number of factors, including changing market conditions, failure to meet financial covenants under our current or future loan agreement, industry trends lengthening customer payment terms or the discontinuance of currently utilized customer sponsored payment programs. Changes in payment terms to one or more major suppliers could also have a material adverse effect on our results of operations and future liquidity. While we currently utilize customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of lengthening customer payment terms, there can be no assurance that customers will continue to make these programs available. We believe that the amount of borrowings available under our current loan agreement are not sufficient to meet the funding needed for all vendor payables or the capital which might be required for major growth initiatives, such as significant acquisitions. Any major growth initiatives would require us to seek other sources or forms of capital. There can be no assurance that we will be successful in obtaining a new credit agreement or that we would be successful in securing additional sources or forms of capital for major initiatives.

We are subject to market risks regarding raw materials.

Copper, brass and aluminum are used in the manufacture of most of our products. Although these commodities are available from a number of vendors; we have chosen to concentrate our sources through supply agreements with a limited number of long-term suppliers. If a supply problem were to occur, it could have a material adverse effect on our financial condition. In addition, commodity prices are subject to changes based on availability and other factors outside our control. While copper, brass and aluminum commodity prices have fluctuated significantly in the past several years; we have been generally unable to pass through price increases to customers in the automotive and light truck aftermarket to offset these increases. As a result, operating margins have been adversely impacted and we have had to look to other cost reduction actions in order to offset any commodity price increases. Continued commodity price fluctuations could have a material adverse effect on our results of operations and financial condition.

Our business is dependent on overall economic factors beyond our control.

The overall demand for automotive and light truck aftermarket parts is closely correlated to overall miles driven by vehicle users. Therefore, a substantial increase in fuel prices or a general economic slowdown could adversely impact the demand for our products. Concerns about inflation, loss of jobs, decreased consumer confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military actions have resulted in a downturn in worldwide economic conditions, particularly in the United States. These unfavorable economic conditions may have a negative impact on customer buying habits, market trends and availability of financing in the worldwide capital markets. If overall market conditions worsen, our financial condition and results of operations may be materially and adversely affected.

We are subject to risks relating to outsourcing.

We purchase certain products from third parties and rely on those third parties to provide quality products and services on a timely and effective basis. While performance of these third parties is closely monitored and back-up plans are maintained in case third parties are unable to perform as agreed, we do not ultimately control the performance of outsourcing partners. The failure of third-party outsourcing partners to perform as expected or as required by contract could have a material adverse effect on our ability to properly carry-out business on a correct and timely basis. In addition, third party suppliers could refuse to supply required products due to our current cash flow constraints, which could have a materially adverse impact on our business, financial condition or results of operations.

We are subject to interest rate and foreign currency risks.

Our interest expense is sensitive to changes in interest rates. At December 31, 2008, borrowings under the Silver Point Agreement included $0.7 million of revolving credit borrowings at a 14% per annum interest rate, $6.0 million of revolving credit borrowings at an interest rate of 12% per annum and a term loan of $33.4 million at an interest rate of 12% per annum. The Second Amendment of the Silver Point Agreement, signed on March 12, 2008, increased the interest rate on outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Silver Point Agreement, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings. Factors outside of the Company’s control cause changes in both the Eurodollar loan rate and the prime rate.

As a result of having sales and manufacturing facilities in Europe and Mexico, changes in the foreign currency exchange rates and changes in the economic conditions in the countries in which we do business could favorably or unfavorably affect financial results. While factors influencing both foreign currency exchange rates and general economic conditions are outside our control, fluctuations in exchange rates and foreign economic conditions could have a material adverse effect on our international operations and on our consolidated financial condition and results of operations.

Our business could be subject to environmental liabilities.

As is the case with manufacturers of similar products, certain hazardous substances are utilized in our manufacturing processes. While we currently do not anticipate any material adverse effect on consolidated results of operations, financial condition or competitive position as a result of compliance with Federal, state, local or foreign environmental laws or regulations, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

We could be subject to material legal proceedings.

In the ordinary course of business, various legal actions are pending with respect to such matters as product liability, casualty, environmental and employment-related claims. While none of the pending actions of this nature are material, there can be no assurance a material action will not be asserted in the future.

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Changes in the laws and regulations affecting public companies included in the Sarbanes-Oxley Act of 2002 have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firm. In order to comply with these new rules, we have internally added staff positions and hired consulting advisory firms to assist us in the process, which have impacted operating expenses. In particular, we have incurred additional administrative expenses as we implemented Section 404 of the Sarbanes-Oxley Act, which requires management to report on the Company’s internal controls, and these expenses will rise further when our independent registered public accounting firm has to attest to our internal controls. We have incurred significant expenses in connection with the implementation, documentation and testing of our existing control systems and possible establishment of new controls and systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in New Haven, Connecticut and we conduct operations through the following principal facilities:

	Approximate
	Square	Owned/		Lease
Location	Footage	Leased	Product Line and Use	Expiration

Southaven, Mississippi	390,000	Leased	Distribution and warehouse of heat exchange products	2013
Mill, The Netherlands	274,400	Owned	Office and manufacturing, distribution and warehouse of heat exchange products	—
Nuevo Laredo, Mexico	180,300	Leased	Manufacturing of heat exchange products	2012
Arlington, Texas	174,700	Leased	Warehouse and distribution of air conditioning parts and heavy duty heat exchange products	2012
Mexico City, Mexico	129,100	Owned	Office and manufacturing, distribution and warehouse of heat exchange products	—
Dallas, Texas	77,900	Leased	Manufacturing of heavy duty heat exchange products and distribution and warehouse of heat exchange	2012
Granada, Spain	67,000	Leased	Manufacturing, distribution and warehouse for heat exchange products	2015
Laredo, Texas	60,000	Owned	Warehouse of heat exchange products and manufacturing of components for radiators	—
Laredo. Texas	50,800	Leased	Warehouse of raw material used in the manufacturing of heat exchange products	2011
New Haven, Connecticut	44,000	Leased	Corporate headquarters and test facility	2009

Our property and equipment are in good condition and suitable for current needs. We also have sufficient capacity to increase production with respect to our aftermarket heat exchange and temperature control product lines. We are currently negotiating a renewal of the lease on our corporate headquarters and test facility. Domestically, a network of 21 branch locations, excluding independently owned or leased agency locations, is maintained as of December 31, 2008, which generally enables us to provide customers with same day delivery service. In addition, the domestic heavy duty aftermarket is served through 8 regional manufacturing and distribution locations, including Dallas which is shown in the table above. These 29 branch and plant facilities are leased and generally vary in size from 1,000 square feet to 30,000 square feet. Internationally, a network of owned and leased facilities is maintained to serve those local markets. Information about long-term lease commitments appears in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Item 3.	Legal Proceedings

In the ordinary course of business, various legal actions are pending with respect to such matters as product liability, casualty, environmental and employment-related claims. While none of the pending actions of this nature are material, there can be no assurance a material action will not be asserted in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

Executive Officers of the Registrant:

		Served as	Position or Office with the Company & Business
Name	Age	Officer Since	Experience During Past Five-Year Period

Charles E. Johnson	63	March 2001	President, Chief Executive Officer and Director of Proliance International, Inc., since 2001; Chief Executive Officer and Director of Canadian General-Tower, Ltd., 1997 through 2001 and, from 1996 President and Director; President and Chief Operating Officer of Equion Corporation, 1993 through 1996.

Arlen F. Henock	52	June 2007	Executive Vice President and Chief Financial Officer of Proliance International, Inc. since June 2007; previously, President of Pitney Bowes Legal Solutions from 2005 to June 2007; Vice President of Finance of Pitney Bowes Global Enterprise Solutions from 2003 to 2005; and various executive positions with Pitney Bowes Inc. from 1980 to 2003.

Jeffrey L. Jackson	61	August 1995	Vice President, Human Resources and Assistant Secretary of Proliance International, Inc. since July 2001; Vice President, Human Resources of Proliance International, Inc., 1995 to July 2001.

Chester L. Latin	59	October 2006	Vice President and Corporate Controller of Proliance International, Inc. since October 2006; formerly Director of Financial Controls of Proliance International, Inc., December 2004 to October 2006; Principal of C.L. Latin Consulting, a business planning and management consulting firm, from 2000 to 2004; Senior Vice President and Chief Financial Officer of FamilyMeds, Inc. from 1998 to 2000; previously a partner at Coopers & Lybrand.

William J. Long III	55	August 2006	Executive Vice President of Proliance International, Inc. since August 2006; previously, Vice President of Marketing of Proliance International, Inc. from October 2005 to August 2006; Vice President of Marketing for the Indy Racing League from 2002 to 2005; various executive positions at Dana Corporation and Echlin, Inc. (which was acquired by Dana Corporation) from 1975-2002.

Richard A. Wisot	63	June 2001	Vice President, Treasurer and Secretary of Proliance International, Inc. since 2001; also served as Chief Financial Officer of Proliance International, Inc., 2001 through June 2007; Vice President, Treasurer and Chief Financial Officer of Ecoair Corp., 1997 through 2001; Vice President, Controller, Chief Accounting Officer of Echlin Inc., 1990 through 1996.

All officers are elected annually by the Board of Directors.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE Amex exchange (formerly known as the American Stock Exchange). The number of beneficial holders of common stock as of the close of business on March 1, 2009, was approximately 8,100. Information regarding common stock per share market prices is shown below for 2008 and 2007. Market prices are the daily high and low sales prices quoted on the NYSE Amex exchange (formerly known as the American Stock Exchange).

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Market price of common stock:
High	$3.05	$1.85	$1.32	$0.80
Low	$1.67	$0.89	$0.55	$0.07

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Market price of common stock:
High	$5.08	$3.85	$3.27	$3.25
Low	$3.75	$2.27	$1.91	$1.75

Quarterly common stock cash dividends were discontinued in September 2000. Under the provisions of the Silver Point Agreement common stock dividends may not be paid and common shares may not be redeemed.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data.” The results of operations of our Heavy Duty OEM business unit prior to its sale on March 1, 2005 have been shown as income from discontinued operation in the consolidated financial statement information presented below.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Statement of operations data:
Net sales	$350,067	$393,942	$416,095	$296,838	$218,433
Gross margin(1)	65,396	82,979	91,833	49,408	43,858
Restructuring charges	172	4,117	3,129	3,854	—
Loss from continuing operations	(4,062)	(16,804)	(18,055)	(27,731)	(349)
Income from discontinued operation, net of tax	—	—	—	848	5,527
Gain on sale of discontinued operation, net of tax	—	—	—	3,899	—
Extraordinary item — negative goodwill	—	—	—	13,053	—
Net (loss) income	$(4,062)	$(16,804)	$(18,055)	$(9,931)	$5,178
Basic (loss) income per common share:
Continuing operations	$(0.27)	$(1.18)	$(1.19)	$(2.59)	$(0.06)
Discontinued operation	—	—	—	0.08	0.78
Gain on sale of discontinued operation	—	—	—	0.36	—
Extraordinary item — negative goodwill	—	—	—	1.22	—
Net (loss) income	$(0.27)	$(1.18)	$(1.19)	$(0.93)	$0.72
Diluted (loss) income per common share(2):
Continuing operations	$(0.27)	$(1.18)	$(1.19)	$(2.59)	$(0.06)
Discontinued operation	—	—	—	0.08	0.78
Gain on sale of discontinued operation	—	—	—	0.36	—
Extraordinary item — negative goodwill	—	—	—	1.22	—
Net (loss) income	$(0.27)	$(1.18)	$(1.19)	$(0.93)	$0.72
Balance sheet data(3):
Working capital(4)(5)	$21,939	$34,727	$47,740	$68,504	$25,358
Total assets	$187,205	$208,893	$224,362	$217,339	$149,859
Total debt	$44,837	$67,453	$55,202	$41,933	$44,024
Stockholders’ equity	$42,189	$63,026	$74,473	$87,249	$46,835

(1)	Gross margin includes $0.4 million of restructuring charges in 2005.

(2)	For the years ended December 31, 2008, 2007, 2006, 2005 and 2004, the weighted average number of shares of common stock outstanding used for basic earnings per share was also used in computing diluted earnings per share due to the anti-dilutive impact of common share equivalents on the loss per common share from continuing operations.

(3)	As of the end of each period.

(4)	Working capital represents the excess of current assets over current liabilities.

(5)	The outstanding term loan at December 31, 2008 and 2007 in the amounts of $33.4 million and $49.6 million, respectively, was classified as short-term debt (see Note 7).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company designs, manufactures and markets heat exchange products (including radiators, heater cores and complete heaters) and temperature control parts (including condensers, compressors, accumulators/driers and evaporators) for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes heat exchange products (including radiators, radiator cores, charge air coolers, condensers, oil coolers, marine coolers and other specialty heat exchangers) primarily for the heavy duty aftermarket.

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

Management looks to grow the business through a combination of internal growth, including the addition of new customers and new products, and strategic acquisitions. On July 22, 2005, the Company completed a merger transaction pursuant to which Modine Aftermarket Holdings, Inc. (“Modine Aftermarket”) merged into the Company (“the merger”). The transaction provided the Company with additional manufacturing and distribution locations in the U.S., Europe, Mexico and Central America. As a result of the merger and the sale of the Company’s Heavy Duty OEM business to Modine on March 1, 2005, the Company became focused predominantly on supplying heating and cooling components and systems to the automotive and light truck and heavy duty aftermarkets in North and Central America and Europe. In conjunction with the merger, the Company undertook a $14 million restructuring program, which was completed in 2006. The savings from these programs were offset by rising commodity costs, changes in market sales mix and continued competitive price pressure which all adversely impacted gross margin. As a result, during 2006, the Company undertook additional restructuring actions to lower costs, which resulted in the expenditure of $3.1 million. These additional actions included product construction conversions from copper/brass to aluminum, the closure of the Racine administrative office and a realignment of the existing branch structure. In 2006, the Company also announced that it anticipated spending $2.0 million to $3.0 million on new restructuring programs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. These additional actions were all completed prior to 2007 and resulted in cost savings in excess of the restructuring costs which were incurred.

In response to soft 2007 second quarter sales, and expectations of lower than expected results for the full year due to market conditions, management undertook a broad range of strategic actions to right size the operational and administrative structure of the business going forward. These actions resulted in a reduction in the North American workforce and a streamlining of distribution and manufacturing facilities in North America. In addition, these restructuring programs included additional actions to change the Company’s “go-to-market” strategy through its branch operations, which reduced branch operating costs while enhancing the Company’s capability to more efficiently service its local customers.

Between December 31, 2006 and December 31, 2008 the Company’s cost reduction programs have resulted in a reduction in the number of branch, plant and agency locations from 94 to 34, an employee headcount reduction of approximately 30%, in addition to other product cost and spending reductions . In taking these restructuring actions, management is attempting to position the Company for profitability in the future, not withstanding changes in market conditions.

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. See Note 3 of the Notes to Consolidated Financial Statements, contained in item 8 herein, for more details. Management has been required to devote a significant amount of time during 2008 to the impacts of the Southaven Casualty Event, including relocation of the facility, insurance claim issues, liquidity issues, customer line fill issues and inventory availability and vendor relations. In addition, efforts have been directed towards raising new capital for the Company. The Southaven Casualty Event did have a material adverse impact on the results of operations for 2008 and the Company’s financial condition at December 31, 2008 and will continue to impact 2009 until the Company’s cash flow issues are resolved.

Results of Operations

Comparison of Year Ended December 31, 2008 to 2007

The following table sets forth information with respect to the Company’s consolidated statement of operations for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008		2007
		%		%	Increase (Decrease)
	Amount	of Net Sales	Amount	of Net Sales	Amount	Percent
	(in thousands of dollars)

Net sales	$350,067	100.0%	$393,942	100.0%	$(43,875)	(11.1)%
Cost of sales	284,671	81.3	310,963	78.9	(26,292)	(8.5)

Gross margin	65,396	18.7	82,979	21.1	(17,583)	(21.2)
Selling, general and administrative expenses	48,611	13.9	76,031	19.3	(27,420)	(36.1)
Arbitration earn-out decision	—	—	3,174	0.8	(3,174)	(100.0)
Restructuring charges	172	0.1	4,117	1.1	(3,945)	(95.8)

Operating income (loss)	16,613	4.7	(343)	(0.1)	16,956	Nm
Interest expense	15,764	4.5	13,838	3.5	1,926	13.9
Debt extinguishment costs	2,829	0.8	891	0.2	1,938	217.5

Loss before income taxes	(1,980)	(0.6)	(15,072)	(3.8)	13,092	86.9
Income tax provision	2,082	0.6	1,732	0.5	350	20.2

Net loss	$(4,062)	(1.2)%	$(16,804)	(4.3)%	$12,742	75.8%

Nm-not meaningful percent change.

The following table compares net sales and gross margin by the Company’s two business segments (Domestic and International) for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008		2007
		%		%
	Amount	of Net Sales	Amount	of Net Sales
	(in thousands of dollars)

Net sales
Domestic segment	$227,876	65.1%	$286,665	72.8%
International segment	122,191	34.9%	107,277	27.2%

Total net sales	$350,067	100.0%	$393,942	100.0%

Gross margin
Domestic segment	$35,754	15.7%	$58,346	20.4%
International segment	29,642	24.3%	24,633	23.0%

Total gross margin	$65,396	18.7%	$82,979	21.1%

Domestic sales in 2008 were $58.8 million or 20.5% lower than 2007. The majority of this decline is attributable to automotive and light truck sales lost as a result of the Southaven Casualty Event. While heat exchange product sales were lowered as a result of unavailable product destroyed by the tornadoes, heat exchange and temperature control product sales have also been lowered as a result of the cash flow constraints resulting from the Southaven Casualty Event. The Company has been forced to extend vendor payables because it was required by its lender to utilize a portion of the insurance proceeds to repay its Silver Point term loan, increase its availability block and pay fees and expenses, as opposed to replenishing the inventory which was destroyed. As a result of extending payables, some vendors have been withholding shipments resulting in lower than historic line fill percentages to customers and the loss of some sales. The Company is working to raise additional capital in order to repay vendors and improve cash flow, increase inventory levels and recover the sales volume lost due to the constrained liquidity which resulted in unavailable product. However, there can be no assurance that these efforts will be successful. The insurance recovery of lost margin through the business interruption coverage of the Southaven Casualty Event is included as a reduction of selling, general and administrative expenses in the consolidated statement of operations. Heat exchange and temperature control product sales were also lowered as a result of the 60 branch and agency closures which occurred during 2008 and 2007. The sales of closed branches have been replaced, where possible, with sales to other customers which have resulted in lower average selling prices. The impact on sales and gross profit due to the branch closures is offset by the elimination of branch operating expenses included in selling, general and administrative expenses. Throughout 2008, the Domestic automotive and light truck product lines also continued to experience the impact of ongoing competitive pricing pressure. Domestic heat exchange sales in 2008 were also lowered as the Company was shipping radiator product to a smaller number of Autozone distribution centers and during the third quarter of 2008, Autozone stopped purchasing radiator product for the remaining distribution centers. The Company, however, continues to supply Autozone with heaters and temperature control products as well as radiators on customer direct orders. Although this action by Autozone resulted in a reduction of revenue, it is not expected to have a material impact on future operating results in part due to cost reduction actions by the Company and the expansion of products manufactured in Nuevo Laredo, which are expected to offset any lost contribution margin. Domestic heavy duty product sales were lower than a year ago reflecting soft market conditions, particularly in the heavy truck marketplace along with the impact of branch closures. Domestic sales, both automotive and light truck and heavy duty, for 2008 have also been adversely affected by the general economic conditions which impact buying and driving habits and the September Gulf Coast hurricanes which resulted in lower sales volume. International segment sales for 2008 were $14.9 million or 13.9% above 2007 levels, including $7.9 million resulting from a stronger Euro in relation to the U.S. dollar. The remaining improvement in International segment sales was caused primarily by higher marine product volume in Europe reflecting stronger market conditions. Declines in the automotive and light truck aftermarket heat exchange and temperature control products between 2008 and 2007 of 16.2% and 18.2%, respectively, were the result of the conditions discussed above. Heavy duty aftermarket sales increased 7.1% as the growth of the European marine business more than offset the declines experienced in the domestic markets.

Gross margins, as a percentage of net sales, for 2008 were 18.7% compared with 21.1% a year ago. Reduced sales volumes and increased levels of manufacturing costs as a result of the Southaven Casualty Event have adversely impacted margins in 2008. The business interruption recovery of costs and lost margin associated with the Southaven Casualty Event of $14.5 million, as noted below, is recorded as a reduction of selling, general and administrative expenses. This recovery only partially offset the lost margin and costs incurred as a result of the Southaven Casualty Event. In addition, as noted above, the closure of branch and agency locations resulted in lower average selling prices and lower gross margin, the impact of which is offset by a reduction in operating expenses. Margins in 2008 were also lowered by the continued impact of competitive pricing pressure. While commodity prices experienced during the first half of 2008 were higher than those in 2007, during the second half of the year we have experienced lower prices, resulting in comparable average prices for the year. Commodity prices going into 2009 will be at lower levels than those experienced in the first part of 2008. In an effort to offset in part the declines in gross margin experienced in 2008, the Company continued to initiate new action plans under its on-going cost reduction program. These cost reduction actions included product cost reductions and the shift of production to Nuevo Laredo of certain heat exchange product which was previously purchased. The impacts identified above, principally the Southaven Casualty Event and the branch closures, combined to result in a decline in 2008’s domestic segment gross margin to 15.7% of trade sales from 20.4% in 2007. International segment gross margin as a percentage of sales improved to 24.3% in 2008 compared to 23.0% in 2007 due to pricing and cost reduction actions which have been initiated principally in Europe.

Selling, general and administrative expenses for 2008 decreased to 13.9% of sales versus 19.3% of sales a year ago. The net tornado insurance recovery impact discussed below of $15.3 million, which represented 4.4% of sales, along with cost reduction actions initiated during 2007 and 2008 account for the majority of the improvement. These actions include the closure of 60 branch locations during 2007 and 2008 and other headcount and expense reductions. Freight expenses during 2008 rose approximately $2.0 million reflecting the higher cost of fuel and the Company’s provision for bad debts was increased approximately $1.0 million due to the insolvency of a customer. Expenses in 2008 were lowered by the $1.5 million gain resulting from the sale of our unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. Expense levels in 2007 were lowered by the recording of a $0.7 million gain on the sale of a building vacated as a result of the branch consolidation actions and by $0.4 million for the reversal of a vendor payable recorded at the time of the Modine Aftermarket merger, which was no longer required.

As described in Note 3 of the Notes to Consolidated Financial Statements, on February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes. The storm also destroyed a significant portion of the Company’s automotive and light truck heat exchange inventory. On July 30, 2008, the Company settled the claim associated with the Southaven Casualty Event with its insurance carrier resulting in a total recovery of $52.0 million. Included in selling, general and administrative expenses in the condensed consolidated statement of operations for 2008, is a $15.3 million net gain resulting from the Southaven Casualty Event reflecting a gain on the disposal of fixed assets of $2.3 million, as the insurance recovery was in excess of the damaged assets net book value, $14.5 million from the recovery of business interruption losses and a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory, which were offset in part by expenses of $2.6 million incurred as a result of the tornadoes. The insurance recovery did not completely offset the impacts of lost sales and additional costs incurred by the Company during 2008.

During the second quarter of 2007, the Company received an arbitration decision regarding an earn-out calculation associated with the acquisition of EVAP, Inc. in 1998 (see Note 11 of the Notes to Consolidated Financial Statements). As a result of the arbitrator’s decision, the Company recorded a non-cash charge of $3.2 million, which amount resulted from an increase in the liquidation preference of the Company’s Series B Preferred Stock.

Restructuring charges in 2008 of $0.2 million represent costs associated with the closure of 10 branch locations partially offset by credits received from the cancellation of vehicle leases associated with previously closed branch locations. In September 2006, the Company commenced a process to realign its branch structure, which included the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and 2008 have resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 34 at December 31, 2008 and the establishment of supply agreements with distribution partners in certain areas. These actions have improved the Company’s market position and business performance by achieving better local branch utilization where multiple locations were involved, and by establishing in some cases, relationships with distribution partners to address geographic locations which do not justify stand-alone branch locations. Annual savings from these actions have exceeded the costs incurred. In 2007, the Company reported restructuring costs of $4.1 million primarily associated with the closure of branch locations and operating support headcount reductions in the United States and production headcount reductions at the Company’s Mexican facilities. Restructuring actions during 2007 and 2008 have resulted in a reduction in the number of employees by approximately 30%.

The Domestic segment operating income for 2008 increased to $18.3 million from $7.2 million in 2007 as the impact of cost reduction actions, which lowered operating expenses and product costs, and lower levels of restructuring costs were offset by lower net trade sales due to the impacts of the Southaven Casualty Event and the reduction in the number of branch locations. The net recovery of $15.3 million associated with the Southaven Casualty Event is included in the domestic segment operating income for the period, partially offsetting the impact of lost sales and costs which were incurred. The International segment operating income improved to $5.7 million compared to $3.5 million in 2007 due to increased sales, primarily of marine product, and cost reduction actions at our European operations. In 2007, there were also $0.2 million of restructuring costs impacting the International segment which did not occur in 2008. Corporate expenses in 2008 were $0.5 million below 2007 largely as a result of cost reduction actions.

Interest costs in 2008 were $1.9 million above last year due to higher average interest rates and increased amortization of deferred debt costs which more than offset the impacts of lower average debt levels and lower discounting expense associated with customer sponsored payment programs. Average interest rates on our Domestic Credit Facility were 11.8% in 2008 compared to 8.9% in 2007. In addition, the $3.3 million of borrowings by NRF under its credit facility at December 31, 2008 were borrowed at an interest rate of 4.29%, while at December 31, 2007 there were no borrowings outstanding. Deferred debt cost amortization is $3.2 million higher in 2008 compared to last year due to costs associated with the Credit Facility entered into in 2007 and the amendments which have been made to it during 2008. The costs added in 2008 included the fair value of the warrants issued to Silver Point and cash payments associated with several of the amendments. Average total debt levels in 2008 were $58.2 million compared to $67.6 million in the same period of 2007 due to required term loan repayments using funds received from the Southaven Casualty Event insurance claim. Discounting fees for 2008 were $2.8 million compared to $5.2 million in 2007. This $2.4 million decline mainly reflects lower levels of customer receivables being collected utilizing these programs, the majority of which is due to the decline in sales to Autozone and the fact that another customer discontinued offering this program to all of its vendors. Interest expense in 2007 included $0.2 million of interest on unpaid dividends associated with the arbitration decision (see Note 11 of the Notes to Consolidated Financial Statements).

Debt extinguishment costs of $2.8 million during 2008 included $0.9 million for prepayment penalties required by the Silver Point Agreement and $1.9 million from the non-cash write-off of deferred debt costs, which were previously capitalized, as a result of the Fourth Amendment replacement of Wachovia Capital Finance Corporation (New England) (“Wachovia”) by Wells Fargo as borrowing base agent and lender under the Credit Agreement and the term loan repayments during 2008 from the receipt of insurance proceeds and extraordinary receipts. On July 19, 2007, the Company entered into the Silver Point Agreement and utilized a majority of the proceeds to repay all existing indebtedness under the Company’s Agreement with Wachovia Capital Finance Corporation. As a result of the Wachovia debt repayment, the Company recorded $0.9 million as debt extinguishment costs during the year ended December 31, 2007.

For 2008 and 2007, the effective tax rate included only a foreign provision, as the reversal of the Company’s deferred tax valuation allowances offset a majority of the state and any federal income tax provisions. The 2008 tax provision also includes a $0.2 million benefit from a Mexican tax credit realized upon the filing of the 2007 tax return. The 2007 provision also included $0.1 million associated with the adjustment of the NRF deferred tax asset as a result of changes in statutory income tax rates.

Net loss for the year ended December 31, 2008 was $4.1 million or $0.27 per basic and diluted share compared to a net loss of $16.8 million or $1.18 per basic and diluted share for the same period a year ago.

Comparison of Year Ended December 31, 2007 to 2006

The following table sets forth information with respect to the Company’s consolidated statement of operations for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007		2006
		%		%	Increase (Decrease)
	Amount	of Net Sales	Amount	of Net Sales	Amount	Percent
	(in thousands of dollars)

Net sales	$393,942	100.0%	$416,095	100.0%	$(22,153)	(5.3)%
Cost of sales	310,963	78.9	324,262	77.9	(13,299)	(4.1)

Gross margin	82,979	21.1	91,833	22.1	(8,854)	(9.6)
Selling, general and administrative expenses	76,031	19.3	93,811	22.5	(17,780)	(19.0)
Arbitration earn-out decision	3,174	0.8	—	—	3,174	Nm
Restructuring charges	4,117	1.1	3,129	0.8	988	31.6

Operating loss	(343)	(0.1)	(5,107)	(1.2)	4,764	93.3
Interest expense	13,838	3.5	11,228	2.7	2,610	23.2
Debt extinguishment costs	891	0.2	—	—	891	Nm

Loss before income taxes	(15,072)	(3.8)	(16,335)	(3.9)	1,263	7.7
Income tax provision	1,732	0.5	1,720	0.4	12	0.7

Net loss	$(16,804)	(4.3)%	$(18,055)	(4.3)%	$1,251	6.9%

Nm-not meaningful percent change.

The following table compares net sales and gross margin by the Company’s two business segments (Domestic and International) for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007		2006
		%		%
	Amount	of Net Sales	Amount	of Net Sales
	(in thousands of dollars)

Net sales
Domestic segment	$286,665	72.8%	$321,256	77.2%
International segment	107,277	27.2%	94,839	22.8%

Total net sales	$393,942	100.0%	$416,095	100.0%

Gross margin
Domestic segment	$58,346	20.4%	$68,310	21.3%
International segment	24,633	23.0%	23,523	24.8%

Total gross margin	$82,979	21.1%	$91,833	22.1%

Domestic segment sales for 2007 were $34.6 million or 10.8% lower than the sales level reported in 2006. Within the domestic segment, lower sales of both heat exchange and temperature control products was driven by branch closures which occurred during the fourth quarter of 2006 and throughout 2007, customer efforts to lower inventory levels and soft market demand. The customer inventory actions and soft market demand was attributable to economic and weather conditions which lead to a soft and short selling season. The shift in customer mix due to lower sales through the Company’s branch locations resulted in lower average selling prices for domestic products. The Company also continued to experience the impact of ongoing competitive pricing pressure on its domestic heat exchange products. In the domestic temperature control product line, the sales decline from a year ago also reflected higher pre-season orders from several major customers during the first quarter of 2006, which did not occur in 2007. Domestic heavy duty aftermarket heat exchange product sales were lower than 2006 reflecting soft market conditions, particularly in the heavy truck marketplace. International segment sales for 2007 were $12.4 million or 13.1% above 2006, including $6.6 million resulting from year-over-year differences in exchange rates principally between the Euro and the U.S. dollar. The remaining improvement in international sales was caused by higher marine and heat exchange product sales in Europe during 2007. Worldwide automotive and light truck heat exchange sales of $257.3 million were $7.4 million or 2.8% lower than 2006, automotive and light truck temperature control sales of $46.8 million were $17.0 million or 26.7% below the prior year, and heavy duty heat exchange product sales of $89.8 million were $2.2 million or 2.5% above sales in 2006. The automotive and light truck heat exchange and temperature control declines are largely driven by the domestic declines described above while the heavy duty improvement reflects higher marine product sales in the international segment.

Gross margins, as a percentage of net sales, for 2007 were 21.1% compared with 22.1% in 2006. Gross margins continue to be adversely affected by the impact of higher commodity prices, competitive pricing pressure and the shift in customer mix of sales away from the branch locations, due to branch closures, and to our wholesale customer base. This change in mix towards wholesale customers resulted in a lower gross margin as a percentage of sales. While the gross margin percentage was lowered by branch closures, this effect was offset by reductions in operating expense levels. Margins in 2007 were also reduced by product mix changes in Europe. Copper and aluminum market costs reflected in gross margin during 2007 were approximately 31% and 14%, respectively, over their levels in 2006. The conditions described above more than offset the benefits realized from cost reduction actions implemented by the Company to lower manufacturing costs. During the fourth quarter of 2006, $1.8 million of unabsorbed overhead variances were included in cost of sales as a result of production cutbacks made at manufacturing facilities in order to lower inventory levels and reflect the shift of production from copper/brass to aluminum radiator construction. These production cutbacks did not recur in 2007. In addition, during the fourth quarter of 2006, the Company changed the way that it estimated the period over which capitalized product cost variances should be written off in order to have costs more closely match the turnover and sale of product. As a result of this change, $1.8 million of costs which would have been included in inventory at December 31, 2006, were included in cost of sales.

Selling, general and administrative expenses for 2007 compared to 2006 decreased by $17.8 million to 19.3% of sales versus 22.5% of sales in 2006. The reduction in expenses reflected lower administrative spending, as a result of cost reduction actions implemented during the fourth quarter of 2006 and during 2007, including the elimination of the Racine administrative office and the consolidation of these functions into the Company’s New Haven corporate office and other operating support headcount reductions. Branch spending expenses for 2007 were lower than those incurred in 2006 due to the impact of the program initiated during the third quarter of 2006 to better align the Company’s go-to-market strategy with customer needs. This program, which included the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, resulted in a reduction in the number of branch and agency locations from 123 at the beginning of 2006 to 46 at December 31, 2007. Expense levels during 2007 were also lowered by $0.7 million for the recording of a gain on the sale of a building vacated as a result of the branch consolidation actions and by $0.4 million as a result of the reversal of a vendor payable, recorded at the time of the Modine Aftermarket merger, which was no longer required

During the second quarter of 2007, as described in Note 11 of the Notes to Consolidated Financial Statements, the Company received an arbitration decision regarding an earn-out calculation associated with the acquisition of EVAP, Inc. in 1998. As a result of the arbitrator’s decision, the Company recorded in the second quarter of 2007, a non-cash charge of $3.2 million, which amount resulted from an increase in the liquidation preference of the Company’s Series B Preferred Stock.

In 2007, the Company reported restructuring costs of $4.1 million primarily associated with the closure of 48 branch locations during the year, operating support headcount reductions in the United States and production headcount reductions at the Company’s Mexican facilities. The branch closures were part of the previously announced program to change the Company’s “go-to-market” strategy through its branch operations, in order to further reduce branch operating costs while enhancing the Company’s capability to more efficiently service its local customers, while the headcount reductions were part of the strategic actions announced on July 25, 2007. In response to soft 2007 second quarter sales and expectations of lower-than-expected results for the full year, due to market conditions, the Company indicated that it was finalizing and acting upon a broad range of strategic actions to right size its operational and administrative structure going forward. Salaried headcount in the U.S. was reduced by approximately 200 during 2007 and total headcount at the Company’s manufacturing locations in Mexico was reduced by approximately 100. Benefits realized from these restructuring actions exceeded the costs incurred. During 2006, the Company reported $3.1 million of restructuring costs. These costs were associated with the completion of the relocation of Nuevo Laredo copper/brass radiator production to Mexico City, the relocation of a portion of the air conditioning parts manufacturing operation located in Arlington, Texas to Nuevo Laredo, Mexico, workforce reductions at our MexPar manufacturing facility in Mexico City, Mexico associated with the conversion of radiator production from copper/brass construction to aluminum, the closure of the Racine office and changes in our go-to-market distribution strategy which has resulted in our decision to close some branch locations. These costs were attributable to one-time workforce related costs, facility consolidation costs and the write-down to net realizable value of fixed assets which have no future use and were part of the restructuring program which the Company announced in 2005 in conjunction with the Modine Aftermarket merger.

The Domestic segment operating income in 2007 increased to $8.3 million from $2.7 million in 2006 as the impact of cost reduction actions, which lowered operating expenses and product costs, offset an increase in restructuring costs from $2.2 million in 2006 to $3.9 million in 2007. International segment operating income in 2007 improved to $3.5 million compared to $2.9 million in 2006 reflecting a reduction in restructuring charges from $0.9 million in 2006 to $0.2 million in 2007. Corporate expenses in 2007 were lower than 2006 due to cost reduction actions.

Interest expense in 2007 was $2.6 million above levels in 2006 reflecting a combination of higher average interest rates and higher average debt levels. Average interest rates on the Company’s domestic revolving credit and term loan borrowings were 8.94% in 2007 compared to 7.40% in 2006. Higher interest rates in 2007 reflect the impact of the Company’s Credit and Guaranty Agreement, as described in Note 7 of the attached Notes to Consolidated Financial Statements. Average debt levels were $67.6 million in 2007, compared to $56.9 million in 2006. The increase in average debt levels primarily reflected borrowings by the Company’s NRF subsidiary under its available credit facility during the year along with increased borrowing levels as a result of the Silver Point Agreement. Discounting expense, associated with the Company’s participation in customer-sponsored vendor payment programs, was $5.2 million in 2007, compared to $5.8 million in 2006, mainly reflecting a decline in the level of customer receivable collections utilizing these programs. Interest expense in 2007 also included $0.3 million from the settlement of interest charges related to inventory purchases and $0.2 million of interest on unpaid dividends associated with the arbitration decision described in Note 11 of the attached Notes to Consolidated Financial Statements. Amortization of deferred debt costs in 2007 was higher than 2006 due to costs associated with the Silver Point debt financing. As a result of specific events of default, as defined in the Silver Point Agreement, effective November 30, 2007, the Company was charged an additional 2% default interest. Results for the year ended December 31, 2007 included $0.1 million of default interest. The Second Amendment to the Agreement (the “Second Amendment”), signed on March 12, 2008, contained a waiver of the 2007 events of default resulting in the elimination of the default interest, as of the Second Amendment date. Interest expense in 2006 was lowered by $0.2 million of interest income associated with the settlement of litigation.

As described in Note 7 of the Notes to Consolidated Financial Statements, on July 19, 2007, the Company entered into the Silver Point Agreement and utilized a majority of the proceeds to repay all indebtedness under the Company’s Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation. As a result of the Wachovia debt repayment, the Company recorded $0.9 million as debt extinguishment costs during the year ended December 31, 2007. This reflected the non-cash write-off of a portion of the deferred debt costs associated with the Wachovia Agreement which had been capitalized and were being amortized over the life of the Wachovia Agreement.

In 2007 and 2006, the effective tax rate included only a foreign provision, as the reversal of the Company’s U.S. deferred tax valuation allowances offset a majority of the state and any federal income tax provisions. The 2007 provision also included $0.1 million associated with the adjustment of the NRF deferred tax asset as a result of changes in statutory income tax rates.

The net loss for 2007 was $16.8 million or $1.18 per basic and diluted share, compared to a net loss of $18.1 million or $1.19 per basic and diluted share for the same period in 2006.

Financial Condition, Liquidity and Capital Resources

In 2008, the Company generated $32.6 million from operating activities which principally reflected the impact of increased vendor accounts payable, the Southaven Casualty Event which resulted in lower levels of inventory and lower spending levels due to cost reduction initiatives during the year which resulted in improved operating income. Accounts receivable increased by $1.7 million as the impact of lower receivable balances as a result of lower sales to Autozone was offset by higher balances with a retail customer who discontinued offering its customer sponsored vendor payment program to all of its vendors during the year. Inventories were reduced by $17.6 million as the elimination of $25.6 million of inventory destroyed by the Southaven Casualty Event was partially offset by expenditures to replenish the damaged inventory. Accounts payable grew by $18.7 million as the Company has extended its normal vendor payment terms in light of the payments it has been required to make under the Silver Point Agreement, utilizing funds received from the insurance claim associated with the Southaven Casualty Event. As indicated in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K, the Company was required by its lenders to make repayments of the term loan, maintain an availability block of between $2.5 million and $5.0 million, and pay fees and expenses resulting in the loss of approximately $20.0 million of liquidity. Accrued liability outflows of $5.1 million reflect the timing of payments to customers for sales rebates, allowances and customer acquisition costs and payments of restructuring costs.

During 2007 the Company used $5.5 million of cash for operating activities. Cash was utilized to fund operations and to lower liability levels. Trade accounts receivable rose by $2.6 million due to the timing of receipts from several major U.S. customers. Inventories declined by $14.4 million reflecting the Company’s ongoing inventory reduction efforts. During 2007, the Company took additional steps to right-size its North American manufacturing operations and to reduce levels of excess or slow moving inventory, which contributed to the inventory decline. Accounts payable and accrued liabilities were lowered by $6.0 million and $4.9 million, respectively, as the Company utilized funds provided by the Silver Point Agreement to reduce trade indebtedness and pay restructuring costs.

During 2006, cash used in operating activities was $5.2 million. Accounts receivable levels increased by $1.0 million due primarily to a higher level of net trade sales during the fourth quarter of 2006 than in the same period of 2005. Inventory levels decreased by $4.0 million reflecting inventory reduction actions taken during the fourth quarter of 2006, which more than offset the impact of rising commodity costs. The Company lowered inventory by $18.1 million during the fourth quarter of 2006 from the balance at the end of the third quarter of 2006 by initiating actions to reduce production at its manufacturing locations and lower product purchases in order to reduce inventory to more appropriate levels. The inventory reduction actions were necessary due to the higher inventory levels on hand because of the shorter “summer selling” season and the Company’s desire to reduce working capital by improving inventory through-put and lowering restocking levels. The fourth quarter and full-year inventory reductions included $1.8 million due to the Company’s decision to change the way it estimated the period over which capitalized product cost variances were written off. As a result of the change in estimate, inventory was lowered and cost of sales increased during the fourth quarter of 2006. Accounts payable levels rose by $6.8 million reflecting the Company’s attempts to balance vendor payments with incoming receipts and increased activity to support the higher sales level. The change in other operating assets and liabilities primarily reflects a $5.2 million advance to several vendors made by the Company’s European subsidiary in anticipation of estimated future purchase requirements.

During 2008, capital expenditures of $5.2 million resulted from cost reduction activities and the replacement of assets destroyed by the Southaven Casualty Event. Capital expenditures during 2007 of $3.0 million were primarily to support cost reduction activities in North America and Europe. In 2006, the Company had $7.6 million of capital expenditures primarily for cost reduction activities, product construction conversions from copper/brass to aluminum, the conversion of an existing copper/brass tube mill to aluminum and computer system upgrades in the U.S. and in Europe. Capital expenditures are expected to approximate $5.0 million in 2009, which will primarily reflect expenditures associated with cost reduction actions. It is anticipated that these expenditures will either be funded by operations, leasing actions or from borrowings under the Silver Point Agreement or the credit agreement existing at the time of the expenditures.

During 2008 the Company sold an unused facility which had been acquired as part of the Modine Aftermarket merger in 2005, resulting in the generation of $1.5 million of cash. This facility had been written down to a zero net book value as part of the Modine Aftermarket merger purchase accounting entries. In 2007, $0.8 million of cash was generated by the sale of a facility which had been closed in conjunction with the Company’s cost reduction initiatives.

As a result of the Southaven Casualty Event (see Note 3 of the Notes to Consolidated Financial Statements) a $3.4 million insurance claim was recorded for the recovery with respect to fixed assets which were destroyed. Cash for this insurance claim was received from the insurance company during 2008.

In a 2008 fourth quarter non-cash transaction, the Company entered into a $2.2 million capital lease to finance the acquisition of new racking for its Southaven, Mississippi warehouse to replace assets damaged by the Southaven Casualty Event. In a 2007 non-cash transaction, the Company utilized $4.4 million of a vendor advance made in 2006 to offset accounts payable. During the fourth quarter of 2006, the Company recorded the settlement of litigation with the former financial controller of its Nuevo Laredo, Mexico facility concerning the embezzlement of funds. The settlement included the non-cash recovery from the former controller of $1.0 million reflecting the embezzled funds ($0.5 million), interest income ($0.2 million) and the recovery of previously expensed legal and professional fees ($0.3 million) and the payment by the Company of $1.2 million in cash to the bank in return for title to the warehouse building in Laredo, Texas which the Company previously leased from the financial controller. In addition, in the fourth quarter of 2006, the Company entered into a lease agreement to replace and upgrade its U.S. computer system at a lower ongoing cost.

On July 22, 2005, the Company completed its merger with Modine Aftermarket. Transaction costs associated with the merger, approximated $8.7 million, of which $0.9 million were paid in 2006. During the years ended December 31, 2008, 2007 and 2006, the Company had expenditures of $0.1 million, $0.3 million and $1.0 million, respectively, for restructuring activities impacting Modine facilities which were accrued on the acquisition balance sheet.

Cash dividends paid to a preferred shareholder were approximately $0.2 million, $1.2 million and $0.1 million in 2008, 2007 and 2006, respectively. The increase in 2007 reflected accumulated dividends paid as a result of the arbitration earn-out decision (see note 11 of the Notes to Consolidated Financial Statements).

Total debt outstanding at December 31, 2008 was $44.8 million; $22.6 million lower than at the end of 2007. This decrease reflects the required pay-downs of the outstanding borrowings under the Silver Point Agreement using the insurance proceeds, the proceeds from the sale of an idle facility and other receipts, partially offset by NRF’s increased borrowings against its credit facility.

Credit and Guaranty Agreement with Silver Point Finance, LLC

Effective July 19, 2007, the Company entered into a Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent.

Pursuant to the Silver Point Agreement, and upon the terms and subject to the conditions thereof, the Lenders agreed to extend certain credit facilities (the “Facilities”) to the Company in an aggregate principal amount not to exceed $100 million, consisting of (a) $50 million aggregate principal amount of Tranche A Term Loans, (b) up to $25 million aggregate principal amount of Revolving A Commitments (including a $7.5 million letter of credit subfacility), and (c) up to $25 million aggregate principal amount of Revolving B Commitments. Availability under the Revolving Commitments is determined by reference to a borrowing base formula. The Tranche A Term Loans and any Revolving Loans are due and the commitments terminate on the five-year anniversary of the closing, July 19, 2012. Subject to customary exceptions and limitations, the Company could elect to borrow at a per annum Base Rate (as defined in the Silver Point Agreement) plus 375 basis points or a per annum LIBOR Rate (as defined in the Silver Point Agreement) plus 475 basis points. The proceeds from the borrowings under the Silver Point Agreement at closing on July 19, 2007 were used to repay all Company indebtedness under the Company’s Amended and Restated Loan and Security Agreement, dated February 28, 2007 (the “Wachovia Agreement”), with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New England), as agent, and fees and expenses related thereto. As with the prior Wachovia Agreement, all borrowings under the Silver Point Agreement are secured by substantially all of the assets of the Company (including a pledge of 65% of the shares of the Company’s NRF and Mexican subsidiaries). The Silver Point Agreement provides call protection to the Lenders (subject to certain exceptions) by way of the lesser of a make-whole amount and prepayment premium ranging from 5% to 3% to 1%, respectively, of outstanding loans prepaid over years 2, 3, and 4. Mandatory prepayments in year 1 are subject to such make-whole amount (subject to certain exceptions). Voluntary prepayments of Revolving Loans are first applied to the Revolving A Loans outstanding. While voluntary prepayments of the Tranche A Term Loan are permitted after year 1, resulting availability must be at least $5 million. The Agreement requires mandatory prepayments of the loans with the proceeds of issuances of debt and equity of the Company or its subsidiaries, as well as an annual 75% excess cash flow sweep (subject to availability minimums) (in each of the foregoing cases, the proceeds of which are applied first, to the Tranche A Term Loans, second, to the Revolving A Loans and third, to the Revolving B Loans) and in respect of asset sales and following the incurrence of debt from the Lenders at its NRF subsidiary. Generally, mandatory prepayment with proceeds of inventory or accounts are applied first to the Revolving A Loans, second, to the Revolving B Loans and third, to the Tranche A Term Loan, and mandatory prepayments with proceeds of other collateral are applied first, to the Tranche A Term Loans second, to the Revolving A Loans and third, to the Revolving B Loans. Holders of Tranche A Term Loans may waive their mandatory prepayment right, in which case such proceeds will be applied pro rata to the remaining holders of the Tranche A Term Loans.

At December 31, 2008, borrowings under the Silver Point Agreement included $0.7 million of revolving credit borrowings at a 14% per annum interest rate, $6.0 million of revolving credit borrowings at 12% per annum and a term loan of $33.4 million at an interest rate of 12% per annum. The Second Amendment of the Silver Point Agreement, signed on March 12, 2008, increased the interest rate on outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Silver Point Agreement, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings. As a result of uncertainties concerning the Company’s ability to continue to meet or obtain waivers for violations of covenants in the future and to obtain additional funding, the outstanding term loan in the amount of $33.4 million at December 31, 2008 was classified as short-term debt in the consolidated financial statements included in this Form 10-K. Borrowings under the Silver Point Agreement as of December 31, 2007 included $17.1 million of revolving credit obligations at interest rates of 9.896% and 11.0% per annum and a term loan of $49.6 million at an interest rate of 10.125% per annum. As a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance to zero by May 31, 2008 (see Note 3), the outstanding term loan at December 31, 2007 in the amount of $49.6 million was classified as short-term debt in the consolidated financial statements included in this Form 10-K.

The Silver Point Agreement contains customary representations, warranties, affirmative covenants for financing transactions of this nature (including, without limitation, covenants in respect of financial and other reporting and a covenant to hedge interest in the future in respect of up to $25 million principal of the Tranche A Term Loan for up to two years), negative covenants (including limitation on debt, liens, restricted payments, investments, sale-leaseback transactions), fundamental changes (including an annual $10 million limit on asset sales), affiliate transactions (including prohibition on transfers of assets to subsidiaries of the Company that are not guarantors of the Facilities) and events of default (including any pledge of assets of NRF or its subsidiaries or any change of control).

The Silver Point Agreement also has quarterly and annual covenants relating to leverage, capital expenditures, EBITDA, and a fixed charge coverage ratio. Certain financial covenants are tested on a consolidated basis as well as in respect of the Company’s domestic subsidiaries and a Mexican subsidiary and in respect of its European operations on a stand alone basis. At September 30, 2007, the Company was in violation of the consolidated senior leverage and NRF total debt covenants contained in the Silver Point Agreement. The Company obtained waivers for these violations. As of

November 30, 2007, the Company was in violation of the EBITDA covenant for its domestic subsidiaries and at December 31, 2007, the Company was in violation of the consolidated EBITDA, senior leverage and fixed charge covenants and the domestic EBITDA, fixed charge and senior leverage covenants. As a result of these specific events of default, as defined in the Silver Point Agreement, effective November 30, 2007, the Company was charged an additional 2% default interest until the date the events of default were cured or waived. Results for the year ended December 31, 2007 included $0.1 million of default interest. The Second Amendment to the Silver Point Agreement (the “Second Amendment”), signed on March 12, 2008, described in more detail below, contained a waiver of the 2007 events of default resulting in the elimination of the default interest, as of the Second Amendment date. During the twelve months ended December 31, 2008, $0.3 million of default interest was included in interest expense in the consolidated statement of operations. At December 31, 2008, the Company was in compliance with all financial covenants of the Silver Point Agreement except the U.S. and consolidated senior leverage ratio covenants and the NRF operating lease covenant. In addition, as a result of the explanatory paragraph in the accountants’ opinion for the year ended December 31, 2008 concerning the Company’s ability to continue as a going concern, the Company was in default of the Silver Point Agreement. The Twenty-Second Amendment to the Silver Point Agreement (see Note 19), signed as of March 17, 2009 contained a waiver of these events of default.

During the twelve months ended December 31, 2008, as required by the Silver Point Agreement, the term loan was reduced by $14.7 million from the receipt of insurance proceeds associated with the Southaven Casualty Event, by $0.5 million from the receipt of Extraordinary Receipts, as defined in the Silver Point Agreement, and by $1.0 million from the receipt of proceeds from the sale of an unused facility in Emporia, Kansas. The term loan was reduced by $0.4 million during the year ended December 31, 2007 from the receipt of Extraordinary Receipts. As a result of the term loan reductions from the receipt of the insurance proceeds, the Company incurred prepayment premiums, as required by the Silver Point Agreement, of $0.9 million, which were recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2008. In addition, as a result of the prepayments, $0.8 million of deferred debt costs, which were previously capitalized, have been expensed as debt extinguishment costs for the year ended December 31, 2008.

On November 9, 2007, the First Amendment and Waiver to the Silver Point Agreement (the “First Amendment”) was signed. The First Amendment contained a waiver of the Consolidated Senior Leverage Ratio and NRF Total Debt Ratio covenant violations for the applicable periods ended September 30, 2007 and required that any funds received by the Company under the terms of the agreement relating to the closure of 36 branches, signed on September 28, 2007, which are reimbursement of closure expenses, will be treated as “Extraordinary Receipts” and utilized to pay down the outstanding indebtedness under the Term Loan.

On March 12, 2008, the Second Amendment of the Silver Point Agreement (the “Second Amendment”) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity allowed the Company to restore its operations in Southaven, Mississippi that were severely damaged by two tornadoes on February 5, 2008 (the “Southaven Casualty Event”). Under the Silver Point Agreement, the damage to the inventory and fixed assets caused by the Southaven Casualty Event, resulted in a dramatic reduction in the Borrowing Base, as such term is defined in the Silver Point Credit Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Silver Point Agreement, to zero by May 31, 2008. The Company was able to achieve this reduction prior to May 31, 2008 through a combination of insurance proceeds, operating results and working capital management. In addition, pursuant to the Second Amendment, the Company has been working to strengthen its capital structure by raising additional debt and/or equity. An investment banking firm is assisting the Company in obtaining such funds.

As previously reported a number of Events of Default, as defined in the Silver Point Agreement, had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders waived such Events of Default including the 2007 covenant violations, effective as of the Second Amendment date, resulting in the cessation of the 2% default interest, which had been charged effective November 30, 2007. The Second Amendment also increased the interest rate on outstanding indebtedness to the Lenders, consistent with current market conditions for similar borrowings, to the greater of (i) the Adjusted LIBOR Rate, as defined in the Second Amendment, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings. In connection with the Second Amendment, the Company paid the Lenders a fee of $3.0 million, which has been deferred and is being amortized over the remaining term of the outstanding obligations.

The Company entered into the Third Amendment to the Silver Point Agreement (the “Third Amendment”) on March 26, 2008. The Third Amendment reset the 2008 financial covenants contained in the Silver Point Agreement in light of, among other things, the Southaven Casualty Event. Among the covenants adjusted were those relating to leverage, capital expenditures, consolidated EBITDA, and the fixed charge coverage ratio. In addition, the Third Amendment reduced the maximum Borrowing Base Overadvance Amount, which had been fixed at $26.0 million in the Second Amendment, to $24.2 million to reflect a small portion of the inventory in Southaven which had not been damaged by the tornadoes, and could be returned to the Company’s inventory (and, consequently, to the Borrowing Base). The Third Amendment also provided the Company with a waiver for the default resulting from the explanatory paragraph in the accountants’ opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.

As contemplated by the Second Amendment, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the “Warrants”). Warrants to purchase 993,040 shares were subject to cancellation if the Company had raised $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. Since such financing did not occur prior to the May 31, 2008 deadline, the warrants remain outstanding. To reflect the issuance of the Warrants, the Company recorded additional paid-in capital and deferred debt costs of $3.0 million. This represents the estimated fair value of the Warrants, based upon the terms and conditions of the Warrants and the market value of the Company’s common stock. (See Note 4 included in this Form 10-K for the impact in 2009 of adopting the Emerging Issues Task Force Issue 07-5 relating to a change in how the Warrants will be accounted.) This increase in deferred debt costs is being amortized over the remaining term of the outstanding obligations under the Silver Point Agreement. The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest average dollar volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to March 12, 2008 and ending 180 trading days after March 12, 2008. The exercise price calculated in accordance with the warrant terms was fixed at $0.3178 per share. The Warrants contain a “full ratchet” anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable NYSE Amex (formerly known as American Stock Exchange) rules (the “20% Issuance Cap”). If the anti-dilution provision results in the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) under certain circumstances, the Warrant holders have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrants.

In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the “Warrantholder Rights Agreement”) containing customary representations and warranties. The Warrantholder Rights Agreement also provided the Warrant holders with a preemptive right to purchase any preferred stock the Company issued prior to December 31, 2008 that was not convertible into common stock. There was no preferred stock issued which would be subject to this provision. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the “Registration Rights Agreement”), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, 130% the shares of common stock initially issuable pursuant to the Warrants. On April 21, 2008, a Form S-3 was filed with the Securities and Exchange Commission with respect to the resale of 2,584,494 shares of common stock issuable upon exercise of the Warrants. The Registration Statement was declared effective on June 24, 2008. The Registration Rights Agreement also requires payments to be made by the Company under specified circumstances if (i) a registration statement was not filed on or before April 25, 2008, (ii) the registration statement was not declared effective on or prior to June 24, 2008, (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders subject to certain grace periods, or (iv) the Company fails to satisfy the current public information requirement under Rule 144 under the Securities Act of 1933, as amended. If any of the foregoing provisions are breached, the Company would be obligated to pay a penalty in cash equal to one and one-half percent (1.5%) of the product of (x) the market price (as such term is defined in the Warrants) of such holder’s registrable securities and (y) the number of such holder’s registrable securities, on the date of the applicable breach and on every thirtieth day (pro rated for periods totaling less than thirty (30) days) thereafter until the breach is cured. To date none of the Warrantholder Rights Agreement provisions have been breached.

As a result of the Fourth Amendment (the “Fourth Amendment”) of the Silver Point Agreement, signed on July 18, 2008, Wells Fargo replaced Wachovia as (i) the Borrowing Base Agent for the Lenders and (ii) the issuing bank with respect to issued letters of credit. In addition, the Fourth Amendment provided for an increase in the Revolving A Commitment from $25 million to $35 million and a reduction of the Revolving B Commitment from $25 million to $15 million. The total revolving credit line of $50 million under the Silver Point Agreement remained unchanged as a result of the Fourth Amendment. As a result of the effectiveness of the Fourth Amendment, Wells Fargo is the sole Revolving A Lender and Silver Point and certain of its affiliates remain the Revolving B Lenders. In addition, the Fourth Amendment provided for an adjustment to certain financial covenants (and definitions related thereto) to allow for expenditures relating to the acquisition of replacement fixed assets at the Company’s new Southaven, Mississippi distribution facility. As a result of Wells Fargo replacing Wachovia as Issuing Bank, the Company recorded a non-cash debt extinguishment expense in the year ended December 31, 2008 of $1.1 million reflecting the expensing of amounts previously capitalized in deferred debt costs.

On July 24, 2008, the Company entered into the Fifth Amendment (the “Fifth Amendment”) of the Silver Point Agreement. The Fifth Amendment clarified that the first $5.0 million of additional proceeds of insurance in respect of the Southaven Casualty Event would be applied to repay the outstanding Tranche A Term Loans. The balances of such insurance proceeds would be applied on a “50-50” basis to prepay the Revolving Loans outstanding and the Tranche A Term Loans. In addition, the Fifth Amendment provided that the Borrowing Base Reserve relating to the Southaven Casualty Event would be reduced from $5.0 million to $3.0 million effective on the date of the Fifth Amendment, and from $3.0 million to zero on the date the Company delivered to the administrative agent a final insurance settlement agreement with respect to the Southaven Casualty Event. However, the Borrowing Base Reserve would be increased to $5.0 million on August 31, 2008, unless the Capital Raise, as defined in the Silver Point Agreement, was completed by that date. Thereafter, such

Borrowing Base Reserve would be permanently reduced to zero if the Capital Raise was consummated on or before September 30, 2008 (subject to extension with Administrative Agent’s consent). Finally, if the Company did not consummate the Capital Raise by December 31, 2008, the minimum EBITDA covenant would be increased from $27.5 million to $28.0 million. The Company agreed to pay to the Revolving B Lenders an amendment fee (the “Amendment Fee”), earned on the date of the Fifth Amendment and due and payable on the earlier of September 30, 2008 or the date of consummation of the Capital Raise. The Amendment Fee was 0.50% (the “Fee Rate”) of the sum of the Tranche A Term Loans and the Revolving Commitments outstanding as of the date the Amendment Fee was due and payable. Also, the deadline for consummation of the Capital Raise could be extended by the Administrative Agent from September 30, 2008 to November 15, 2008 so long as there existed no event of default and subject to an extension fee payable to the Revolving B Lenders equal to 0.50% of the Tranche A Term Loans and Revolving Commitments outstanding on September 30, 2008.

The Sixth Amendment (the “Sixth Amendment”) of the Silver Point Agreement, signed on August 25, 2008, extended the deadline date for Interest Rate Protection, as defined in the Silver Point Agreement, to no later than December 31, 2008. In addition, the Sixth Amendment amended the Silver Point Agreement relating to the concentration of Certain Eligible Accounts, as defined in the Silver Point Agreement, as a result of the merger of CSK Auto Corporation and O’Reilly Automotive, Inc.

On September 30, 2008, the Company entered into the Seventh Amendment (the “Seventh Amendment”) of the Silver Point Agreement which reduced the Southaven Insurance Proceeds Reserve, as defined in the Silver Point Agreement, from $5.0 million to $4.0 million as of September 30, 2008. On October 2, 2008, the Southaven Insurance Proceeds Reserve was increased back to $5.0 million under the Seventh Amendment.

On October 2, 2008, the Company entered into the Eighth Amendment (the “Eighth Amendment”) of the Silver Point Agreement. Pursuant to the Eighth Amendment, the Southaven Insurance Proceeds Reserve (the “Reserve”) (i) was reduced from $5.0 million to $2.5 million effective on October 2, 2008, and (ii) would be increased to $5.0 million on the earlier of (x) the occurrence of an Event of Default, or (y) October 31, 2008, provided that, if prior to such time, the Company provided satisfactory commitment letters in respect of the Mezzanine Financing and Senior Credit Financing, then subject to certain conditions described in the Eighth Amendment, the Reserve would be reduced to $0 until November 30, 2008. If the reduction was extended until November 30, 2008, the Reserve would be increased to $5.0 million on the earliest of (w) an Event of Default, (x) the date the Administrative Agent determined the Mezzanine Financing and Senior Credit Financing would not likely to be consummated, (y) the date any commitment letter for the Mezzanine Financing and Senior Credit Financing was terminated, and (z) November 30, 2008 if the Mezzanine Financing and Senior Credit Financing had not been consummated.

The Ninth Amendment (the “Ninth Amendment”) of the Silver Point Agreement, signed on October 29, 2008, replaced the references contained in the Eighth Amendment to October 31, 2008 regarding the Southaven Insurance Proceeds Reserve with November 7, 2008.

The Tenth Amendment (the “Tenth Amendment”) of the Silver Point Agreement, signed on November 6, 2008, replaced the references contained in the Ninth Amendment to November 7, 2008 regarding the Southaven Insurance Proceeds Reserve with November 14, 2008.

On November 14, 2008, the Company entered into the Eleventh Amendment (the “Eleventh Amendment”) of the Silver Point Agreement which replaced the references contained in the Tenth Amendment to November 14, 2008 regarding the Southaven Insurance Proceeds Reserve with November 21, 2008.

The Twelfth Amendment (the “Twelfth Amendment”) of the Silver Point Agreement, signed on November 21, 2008, replaced the references contained in the Eleventh Amendment to November 21,

2008 regarding the Southaven Insurance Proceeds Reserve with December 5, 2008 and the deadline of November 30, 2008 contained in the Eighth Amendment was extended to December 5, 2008.

On December 4, 2008, the Company entered into the Thirteenth Amendment (the “Thirteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Twelfth Amendment to December 5, 2008 regarding the Southaven Insurance Proceeds Reserve with December 19, 2008.

On December 19, 2008, the Company entered into the Fourteenth Amendment (the “Fourteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Thirteenth Amendment to December 19, 2008 regarding the Southaven Insurance Proceeds Reserve with January 5, 2009 and extended the requirement to have interest rate protection by December 31, 2008 to January 31, 2009.

The Fifteenth Amendment (the “Fifteenth Amendment”) of the Silver Point Agreement, signed on January 5, 2009, replaced the references contained in the Fourteenth Amendment to January 5, 2009 regarding the Southaven Insurance Proceeds Reserve with January 20, 2009.

The Sixteenth Amendment (the “Sixteenth Amendment”) of the Silver Point Agreement, signed on January 16, 2009, replaced the references contained in the Fifteenth Amendment to January 20, 2009 regarding the Southaven Insurance Proceeds Reserve with February 6, 2009 and extended the requirement to have interest rate protection by January 31, 2009 to February 27, 2009.

On February 5, 2009, the Company entered into the Seventeenth Amendment (the “Seventeenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Sixteenth Amendment to February 6, 2009 regarding the Southaven Insurance Proceeds Reserve with February 17, 2009.

On February 17, 2009, the Company entered into the Eighteenth Amendment (the “Eighteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Seventeenth Amendment to February 17, 2009 regarding the Southaven Insurance Proceeds Reserve with February 24, 2009.

On February 23, 2009, the Company entered into the Nineteenth Amendment (the “Nineteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Eighteenth Amendment to February 24, 2009 regarding the Southaven Insurance Proceeds Reserve with March 3, 2009 and extended the requirement to have interest rate protection by February 27, 2009 to March 31, 2009. In addition, the Nineteenth Amendment amended the Silver Point Agreement relating to the concentration of Certain Eligible Accounts, as defined in the Silver Point Agreement, by adding NAPA.

The Twentieth Amendment (the “Twentieth Amendment”) of the Silver Point Agreement, signed on March 3, 2009, replaced the references contained in the Nineteenth Amendment to March 3, 2009 regarding the Southaven Insurance Proceeds Reserve with March 10, 2009.

The Twenty-First Amendment (the “Twenty-First Amendment”) of the Silver Point Agreement, signed on March 10, 2009, replaced the references contained in the Twentieth Amendment to March 10, 2009 regarding the Southaven Insurance Proceeds Reserve with March 17, 2009.

The Twenty-Second Amendment (the “Twenty-Second Amendment”) of the Silver Point Agreement was signed as of March 17, 2009. Pursuant to the Twenty-Second Amendment, and upon the terms and subject to the conditions thereof, the Borrowing Base definition in Section 1.1 was amended by replacing the reference to “Southaven Insurance Proceeds Reserve” with “Waiver Reserve”. The Southaven Insurance Proceeds Reserve required by the Silver Point Agreement, has been replaced by a Waiver Reserve in the amount of $2,500,000 which would be increased to $7,500,000 on the earliest of (x) an Event of Default, and (y) March 24, 2009. The Twenty-Second Amendment also contained a waiver of the Events of Default resulting from the explanatory paragraph in the accountants’ opinion for the year ended December 31, 2008 and the financial covenant violations for the US and consolidated senior leverage ratio and the NRF operating lease amount for the year ended December 31, 2008. In addition the Lenders agreed to continue to provide funds under the Silver Point Agreement during a Forbearance Period and to forbear from exercising any Remedies during the Forbearance Period as a result of any non compliance with the financial covenants for the periods ending March 31, 2009. The Forbearance Period commences on March 17, 2009 and continues until the earlier of (i) the occurrence of an Event of Default, other than from a violation of the financial covenants, and (ii) May 15, 2009. In connection with the Twenty-Second Amendment, the Company was charged an amendment fee of $440,000, $420,000 of which will be added to the outstanding balance of the term loan and the remainder will be paid in cash.

As a result of the $3.0 million fee paid at the time of the Second Amendment, the $0.5 million paid in conjunction with the Fifth Amendment, the $3.0 million fair value of the Warrants, and other legal and professional costs associated with the 2008 amendments to the Silver Point Agreement, offset by the normal amortization of accumulated costs and the write-off of debt extinguishment costs, described above, deferred debt costs, included in other assets in the consolidated balance sheet, increased from $4.5 million at December 31, 2007 to $7.5 million at December 31, 2008. This amount is being amortized over the remaining term of the outstanding obligations under the Silver Point Agreement, however it would be written-off as a non-cash debt extinguishment expense if the Silver Point Agreement was paid in full using the proceeds from any future new credit agreement.

Refinancing Process

As noted above, an investment banker is assisting the Company in the raising of debt and/or equity in order to strengthen its capital structure.

On October 6, 2008, the Company announced that it had signed a letter of intent with a group of institutional lenders that would provide $30 million of mezzanine financing to the Company. Completion of this financing, was subject to various closing conditions, including satisfactory completion of due diligence, the Company establishing a new senior secured credit facility with a new lender, a dividend from the Company’s NRF subsidiary in the Netherlands and execution of definitive agreements. The proposed mezzanine lenders indicated in February 2009 that due in part to market conditions and delays encountered in obtaining authorization from the Works Council (NRF employee representatives) for a credit facility expansion to enable the NRF dividend, that they would require the Company to provide additional sources of capital and/or debt in order for them to complete their part of the refinancing. Therefore it is now uncertain whether the Company will be able to reach agreement with these mezzanine lenders. While the Company continues to consider and pursue mezzanine financing as a part of its refinancing program, it is also evaluating all other options to reduce or eliminate Silver Point’s current loan and provide appropriate liquidity for the Company.

On November 18, 2008, the Company announced that it had signed a proposal letter with a major bank to provide a new $60 million senior secured credit facility to the Company, subject to execution of definitive agreements, completion of due diligence and other closing conditions. The Company is in continued discussions with this proposed lender.

As part of the refinancing process, the Company has also been negotiating to obtain an expansion of the existing 5.0 million Euro credit line which the Company’s NRF subsidiary has with a European bank. This expansion would provide funds which would lower the Company’s borrowing costs in the U.S. After negotiating with the NRF Works Council for many months to obtain their authorization for the expansion of the credit line, the Company recently obtained the necessary consent in order to proceed. Finalization of a credit line expansion would be subject to completion of the U.S. refinancing process.

While to date the Company has been unable to consummate the desired refinancing, due in part to the current financial market conditions and the delays noted above in gaining approval of the NRF credit line expansion, the Company believes that a timely and more flexible alternative to its current financing is critical to the success of its business and the Company is doing everything in its control to complete this process as quickly as possible. There can be no assurance, however, that the Company will be able to do so on acceptable terms, or at all. If the Company is unable to obtain refinancing, it could be forced to seek to restructure its liabilities, substantially curtail operations or otherwise act to protect the Company.

In conjunction with the negotiation of a new credit agreement, the Company has incurred legal and other professional fees of $1.8 million, which have been classified as deferred financing costs in Other Assets on the consolidated balance sheet at December 31, 2008. These costs will be written-off over the term of a new agreement or will be written-off in total if it is determined that new capital will not be obtained.

Prior Credit Agreement with Wachovia Capital Finance Corporation (New England)

On January 3, 2007, the Company amended its then existing Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Finance Corporation (New England) pursuant to a Sixteenth Amendment (the “Sixteenth Amendment”). The Sixteenth Amendment, which was effective as of December 19, 2006, revised the inventory loan limits between December 1, 2007 and February 23, 2007.

Effective January 19, 2007, the Company amended the Credit Facility pursuant to a Seventeenth Amendment (the “Seventeenth Amendment”) reducing the amount of Minimum Excess Availability which the Company was required to maintain from $5.0 million to $2.5 million from and after January 19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation (New England) (the “Wachovia Agreement”). The Wachovia Agreement amended and restated the Company’s then existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness was secured by substantially all of the assets of the Company, including its owned real property locations across the United States. The maturity date of the Term B loan was July 2009. Repayments of the Term B loan were to be in twenty-two consecutive monthly installments of $167 thousand commencing on October 1, 2007 with the remaining balance paid on July 21, 2009. The Wachovia Agreement reset certain financial covenants for 2007 and 2008 and established minimum EBITDA for the Company’s NRF subsidiary, unless there was excess availability of $15.0 million, for 2007. The Wachovia Agreement did not affect the amount of minimum excess availability that the Company was required to maintain. The Company was not in compliance with the EBITDA and fixed charge ratio covenants as of June 30, 2007; however, these were cured when the debt was paid in full during July 2007, as described above.

Liquidity

Short-term

On February 5, 2008, our central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of our automotive and light truck heat exchange inventory was also destroyed. While we had insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on our short term cash flow as our secured lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Silver Point Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, a Second Amendment of the Silver Point Agreement was signed on March 12, 2008 (see Note 7 of the Notes to Consolidated Financial Statements). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit us to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. We were required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Silver Point Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Silver Point Agreement (see Note 7), which was signed on March 26, 2008. While the Borrowing Base Overadvance reduction was achieved by the May 31, 2008 date through a combination of operating results, working capital management and insurance proceeds, we continue to face significant liquidity constraints. As part of the insurance claim process, a $10.0 million preliminary advance was received during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $17.3 million during the third quarter of 2008, which were used to reduce obligations under the Silver Point Agreement. On July 30, 2008, a global settlement of $52.0 million was reached with our insurance company regarding all damage claims.

Of the $52.0 million insurance settlement amount, $25.8 million represents the estimated recovery on inventory damaged by the Southaven Casualty Event, $3.4 million represents the estimated recovery on damaged fixed assets and $22.8 million represents the business interruption reimbursement of margin on lost sales, incremental costs for travel, product procurement and reclamation, incremental customer costs and other items resulting from the tornado, incurred through December 31, 2008. The insurance recovery did not completely offset the impacts of lost sales and additional costs incurred by the Company during 2008. The Company was required by its lenders to make repayments of the term loan, maintain an availability block of between $2.5 million and $5.0 million, and pay fees and expenses from the insurance proceeds resulting in the loss of approximately $20.0 million of liquidity. As a portion of the insurance claim proceeds were used to meet these requirements under the Silver Point Agreement, instead of being used to fund the replacement of inventory destroyed by the tornadoes, we have been forced to extend vendor payables in an effort to maintain short-term cash flow. As a result of stretching vendor payables, delays in obtaining inventory required to maintain historic customer line fill levels have been encountered which have had an adverse impact on net sales and the results of operations during 2008. These impacts on net sales, results of operations and cash flow are continuing in 2009 and will likely continue until the destroyed inventory is replenished and vendor payables reduced to normal payment terms which the Company anticipates will happen only in conjunction with a refinancing of the existing credit facility.

We are continuing to work toward raising debt and/or equity to reduce or possibly replace the current Silver Point Agreement and to provide additional working capital as the current Silver Point Agreement provides the Company with insufficient liquidity. An investment banking firm is assisting the Company in obtaining this new debt or equity capital. To date, the Company has been unable to consummate the desired refinancing, due in part to the current conditions in the financing marketplace, and there can be no assurance that we will be able to do so on acceptable terms, or at all. The violation of any covenant of the Silver Point Agreement would require the negotiation of a waiver to cure the default. If the default could not be successfully resolved with the Lenders, the entire amount of any indebtedness under the Silver Point Agreement at that time could become due and payable, at the Lenders’ discretion. This results in uncertainties concerning our ability to retire the debt. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. As there can be no assurance that additional funds can be obtained from the proposed debt refinancing or that further Lender accommodations would be available, on acceptable terms or at all should there be covenant violations, the remaining balance of the term loan has been classified as short-term debt in the consolidated financial statements at December 31, 2008. At December 31, 2007, the remaining balance of the term loan had been classified as short-term debt as a result of the uncertainties existing at that time concerning our ability to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008.

Longer-term

The future liquidity and ordinary capital needs of the Company, excluding the impact of the Southaven Casualty Event, described above, and assuming a refinancing transaction can be completed, are expected to be met from a combination of cash flows from operations and borrowings. The Company’s working capital requirements peak during the first and second quarters, reflecting the normal seasonality in the Domestic segment. Changes in market conditions, the effects of which may not be offset by the Company’s actions in the short-term, could have an impact on the Company’s available liquidity and results of operations. While the Company has taken actions during 2007 and 2008 to improve its liquidity and to afford additional liquidity and flexibility for the Company to achieve its operating objectives, there can be no assurance it will be able to do so in the future. In addition, the Company’s future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company’s significant customers or changes in payment terms to one or more major suppliers could also have a material adverse effect on the Company’s results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of extended customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. If the Company were to implement major new growth initiatives, it would also have to seek additional sources of capital; however, no assurance can be given that the Company would be successful in securing such additional sources of capital.

Management’s initiatives over the last three years, including cost reduction programs and securing additional debt financing have been designed to improve operating results, enhance liquidity and to better position the Company for competition under current and future market conditions. However, as stated above, the Company may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions. The Company’s liquidity is dependent on implementing cost reductions and sustaining revenues to achieve consistent profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

The following table summarizes the Company’s outstanding material contractual obligations as of December 31, 2008:

	Payments Due by Period
	Less Than
Type of Obligation	1 Year		2-3 Years	4-5 Years		Over 5 Years	Total
	(in thousands)

Revolving credit facility(1)	$6,742		$—	$—		$—	$6,742
Short — term foreign debt(2)	3,277						3,277
Term loan	—		—	33,377	(5)	—	33,377
Pension plan contributions	2,900	(3)	—	—		—	2,900
Capital lease obligations	564		872	5		—	1,441
Operating leases	6,163		8,777	3,331		345	18,616
Purchase obligations	23,428	(4)	—	—		—	23,428

Total	$43,074		$9,649	$36,713		$345	$89,781

(1)	Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report. Based upon year end borrowing levels and interest rates, annual interest cost would approximate $0.9 million.

(2)	Borrowings classified as a current liability in the Consolidated Balance Sheet included in this Report. Based upon year end borrowing levels and interest rates, annual interest cost would approximate $0.2 million.

(3)	Pension plan contributions reflect expected disbursements in 2009 as calculated by the Company’s third-party actuaries. Estimated contributions for future years are not currently determinable as they will be impacted by changes in discount rates, pension plan performance and other factors. See Note 10 of the Notes to Consolidated Financial Statements included herein. As a result of actions taken by the Company effective March 31, 2009 to freeze pension benefits for one of its plans, 2009 contributions may be reduced by an estimated $0.5 million.

(4)	Purchase obligations for goods and services outstanding at the end of the year which normally are consumed over a period of less than 12 months. This is not reflective of total consumption over a 12-month period.

(5)	See Note 7 of the Notes to Consolidated Financial Statements included herein. Payments may be accelerated due to use of mandatory pre-payments or the proceeds from a new capital raise. Based upon year end borrowing levels and interest rates, annual interest cost would approximate $4.0 million.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. A company’s critical accounting estimates, as set forth by the U.S. Securities and Exchange Commission, are those which are most important to the portrayal of its financial condition and results of operations and often require the utilization of estimates or subjective judgment. Based upon this definition, we have identified the critical accounting estimates addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ from these estimates under different assumptions or conditions. The Company also has other key accounting policies, which involve the use of estimates, which are further described in Note 2, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements contained herein.

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

Inventory Valuation.  Inventories are valued at the lower of cost (first-in, first-out method) or market. This requires the Company to make judgments about the likely method of disposition of its inventory and expected recoverable value upon disposition. Inventories are reviewed on a continuing basis, and provisions are made for slow moving and obsolete inventory based upon estimates of historical or expected usage as well as the expected recoverable value upon disposition.

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

Pension Plans.  The Company establishes and periodically reviews the assumptions used in the measurement of its domestic and foreign retirement plans. The discount rate used in the assumption will change in relation to increases or decreases in applicable published bond indices. At December 31, 2008, the discount rate for domestic plans was 5.9%, based on a review of selected highly rated Aaa or Aa corporate bond indices. The return on assets for domestic plans reflects the long-term rate of return on plan assets expected to be realized over a ten-year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the target investment allocation used to manage the pension portfolio. The Company’s domestic pension plan assumptions at December 31, 2008 include an 8.2% long-term annual rate of return, which is based upon the current target portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance. Each 1% increase or decrease in the expected rate of return assumption would decrease or increase the net periodic plan cost by $0.3 million. Differences between actual and assumed portfolio performance as well as the impact of changes in discount rates are included in the calculation of the Company’s accrued pension costs by a third-party actuary. In the future, the domestic plan unrecognized net loss, of $17.5 million at December 31, 2008, along with changes in any of the underlying pension assumptions, and the ongoing performance of the plan assets, will impact future funding requirements, minimum pension liability adjustments and net pension cost amounts. The unrecognized net loss increased during 2008 due to the significant decline in the market value of the pension portfolio experienced during the year. Absent any other changes, a 1% change in the discount rate increases or decreases pension expense by $0.1 million per year and the pension benefit obligation by $3.5 million. Other material assumptions which are reviewed annually include compensation increase rates, rates of employee termination and rates of participant mortality. Pension assumptions for the Company’s foreign plans are reviewed at least annually and are established taking into consideration financial and economic conditions impacting the countries in which the plans are located. During the first quarter of 2009, the Company’s Board of Directors voted to cease all benefit accruals effective as of March 31, 2009 for all non-collective bargaining participants in the Company’s domestic pension plan. As a result no new participants will be added to the plan and vested benefits of active participants will be frozen. This is not a termination of the plan and the cessation of benefits can be reversed at any time by vote of the Board of Directors. In addition, vested benefits under the Company’s supplemental executive retirement plan were also frozen as of March 31, 2009. These actions are expected to lower both the net periodic benefit cost and the estimated pension contribution in 2009 by approximately $0.5 million.

Loss Reserves.  The Company has other loss exposures such as self-insurance, environmental and litigation for which it determines the need and amount of reserves. Reserves are established using estimates, judgments and consistent methodologies to determine the exposure and ultimate potential liability.

Inflation

The overall impact of United States inflation in recent years has not resulted in a significant change in labor costs or the cost of general services utilized by the Company. However, during the last five years, commodity prices have fluctuated significantly and this in turn has influenced customer product preferences and buying decisions. The principal raw materials used in the Company’s replacement radiator and heater core product lines are copper and brass. The Company also uses aluminum for its radiator, charge air cooler, condenser and heater core product lines. Copper, brass, aluminum and other primary metals used in the Company’s business are generally subject to commodity pricing and variations in the market prices for such materials. The Company typically executes purchase orders for its copper, brass and aluminum requirements three months prior to the actual delivery date. The purchase price for such copper, brass and aluminum is established at the time orders are placed by the Company and not at the time of delivery. To offset these cost increases, the Company has been successful in passing through some price increases on its heavy duty products; however, on its automotive and light truck heat exchange products, it has been unable to do so. As a result, the Company has been forced to generate other cost reduction activities in order to offset these cost increases. There is no assurance that the Company will be successful in raising prices to its customers in the future or that it will be able to generate sufficient cost reductions to offset rising commodity prices. In addition, there can be no assurance that the Company will be able to benefit from any reductions in commodity costs due to pricing pressure in the marketplace. The Company currently does not use financial derivatives or other methods to hedge costs with respect to its metals consumption.

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

The Company currently does not anticipate any material adverse effect on its consolidated results of operations, financial condition or competitive position as a result of compliance with Federal, state, local or foreign environmental laws or regulations. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business, and there can be no assurance that material environmental liabilities or compliance charges will not arise in the future.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008 with no impact on the financial statements. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009. The Company does not anticipate adoption of SFAS 157 relating to non-financial assets and liabilities in 2009 to have a material impact on its financial statements.

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

During December 2007, the FASB issued FASB Statement No. 141R “Business Combinations”, which significantly changed the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to business combinations closing after January 1, 2009.

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarified the presentation and accounting for noncontrolling interests, commonly known as minority interests, in the balance sheet and income statement. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. Adoption of SFAS 160 will not have any impact on the Company.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 “Determining Whether an Instrument Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FAS Statement 133 “Accounting for Derivative Instruments and Hedging Activities”. This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Effective January 1, 2009 the Company has determined that the warrants issued to Silver Point in March 2008, which were included in paid-in capital at December 31, 2008, should be classified as liabilities due to the “full ratchet” anti-dilution provision contained in the warrant agreement at the adoption date. The impact of adopting EITF 07-5 in 2009, will be a decrease in paid-in-capital by $3.0 million, which was the fair value recorded at the time the warrants were issued, an increase of long-term liabilities by the estimated fair value of the warrants as of January 1, 2009 and a credit to retained earnings for the difference. The Company is in the process of determining the fair value of the warrants at January 1, 2009. At the end of the first quarter of 2009, and all future quarters, the fair value of the warrants will be re-calculated and any difference from the previously reported fair value will adjust the carrying value of the debt with the offset being included in the determination of net income.

Forward-Looking Statements and Cautionary Factors

Statements included in this filing, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance of the Company are subject to the detailed factors set forth in Item 1A — Risk Factors, and elsewhere in this Annual Report on Form 10-K. Such statements are based upon the current beliefs and expectations of Proliance management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used in this filing the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions identify forward-looking statements. The forward-looking statements contained herein are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk related to changes in interest rates, foreign currency exchange rates, customer credit concentration and commodity prices.

Our interest expense is sensitive to changes in interest rates. At December 31, 2008, borrowings under the Credit and Guaranty Agreement with Silver Point Finance, LLC (the “Silver Point Agreement”) included $0.7 million of revolving credit borrowings at a 14% per annum interest rate, $6.0 million of revolving credit borrowings at 12% and a term loan of $33.4 million at an interest rate of 12% per annum. The Second Amendment of the Silver Point Agreement, signed on March 12, 2008, increased the interest rate on outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Silver Point Agreement, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings. The impact of a 10% change in market interest rates would not have a material impact on our results of operations.

As a result of having sales and manufacturing facilities in Europe and Mexico, changes in foreign currency exchange rates and changes in the economic conditions in the countries in which we do business could favorably or unfavorably affect financial results. While factors influencing both foreign currency exchange rates and general economic conditions are outside our control, fluctuations in exchange rates and foreign economic conditions could have a material adverse effect on our international operations and on our consolidated financial condition and results of operations. Transactions associated with these foreign operations are accounted for in accordance with the guidance established under Financial Accounting Standards No. 52, “Foreign Currency Translation.” As of December 31, 2008, our foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $34.8 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates at December 31, 2008 would be $3.5 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely all move in the same direction relative to the dollar. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency. Financial derivatives or other methods are not currently utilized to hedge foreign currency transactions or the net current asset position of our foreign subsidiaries.

We are also subject to a concentration of credit risk primarily with trade accounts receivable of retail customers in the Company’s Domestic segment. Our top five customers comprise approximately 33% of net sales in 2008 and 43% of the gross outstanding trade accounts receivable balance at December 31, 2008. The loss of one or more of these customers could have a material adverse effect on our results of operations. Customers who meet pre-established credit requirements are normally granted individualized credit limits. Customer account balances are normally not collateralized. Estimates of potential credit losses are based upon historical experience, customer information and management’s expectations of the industry and the overall economy. As of December 31, 2008, there was no other significant concentration of credit risk.

Certain risks may arise in the various commodity markets in which we participate. Commodity prices in the copper, brass and aluminum markets are subject to changes based on availability and other conditions which are outside our control. See “Raw Materials and Suppliers” in Item 1 of this Report and “Inflation” in Item 7 of this Report for additional information on commodity purchasing.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Proliance International, Inc.:

We have audited the accompanying consolidated balance sheets of Proliance International, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We have also audited the information for each of the three years in the period ended December 31, 2008 set forth in financial statement schedule II included herein. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proliance International, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, amounts payable under the Company’s credit agreement have been classified in current liabilities at December 31, 2008 and 2007 due to the possibility that a loan covenant violation could result in future periods, requiring, at the lender’s discretion, the Company to repay the entire amount of indebtedness under the Credit Agreement at that time. There are uncertainties regarding the Company’s ability to refinance or otherwise retire the debt. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Seidman, LLP
Valhalla, NY
March 20, 2009

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Net sales	$350,067	$393,942	$416,095
Cost of sales	284,671	310,963	324,262

Gross margin	65,396	82,979	91,833
Selling, general and administrative expenses	48,611	76,031	93,811
Arbitration earn-out decision	—	3,174	—
Restructuring charges	172	4,117	3,129

Operating income (loss)	16,613	(343)	(5,107)
Interest expense	15,764	13,838	11,228
Debt extinguishment costs	2,829	891	—

Loss before income taxes	(1,980)	(15,072)	(16,335)
Income tax provision	2,082	1,732	1,720

Net loss	$(4,062)	$(16,804)	$(18,055)

Basic and diluted loss per common share	$(0.27)	$(1.18)	$(1.19)

Weighted average common shares — basic and diluted	15,748	15,368	15,254

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$2,444	$476
Accounts receivable (less allowance of $3,938 and $4,601)	57,005	60,153
Inventories	84,586	106,756
Other current assets	5,198	7,645

Total current assets	149,233	175,030
Property, plant and equipment, net	21,886	21,164
Other assets	16,086	12,699

Total assets	$187,205	$208,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$43,960	$67,242
Accounts payable	64,788	48,412
Accrued liabilities	18,546	24,649

Total current liabilities	127,294	140,303

Long-term liabilities:
Long-term debt	877	211
Retirement and postretirement obligations	15,778	3,603
Deferred income taxes	948	1,212
Other long-term liabilities	119	538

Total long-term liabilities	17,722	5,564

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value:
Authorized 200,000 shares; issued and outstanding — none at December 31, 2008 and 2007	—	—
Series B convertible preferred stock, $.01 par value:
Authorized 30,000 shares; issued and outstanding — 9,913 at December 31, 2008 and 2007, respectively (liquidation preference $3,453 at December 31, 2008 and 2007)	—	—
Common stock, $.01 par value: Authorized 47,500,000 shares, issued 15,840,913 and 15,838,962 shares, outstanding 15,798,977 and 15,797,026 shares at December 31, 2008 and 2007, respectively	158	158
Paid-in capital	112,434	109,145
Accumulated deficit	(52,274)	(48,039)
Accumulated other comprehensive (loss) income	(18,114)	1,777
Treasury stock, at cost, 41,936 shares at December 31, 2008 and 2007	(15)	(15)

Total stockholders’ equity	42,189	63,026

Total liabilities and stockholders’ equity	$187,205	$208,893

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(4,062)	$(16,804)	$(18,055)
Adjustments to reconcile net loss to net cash provided by (used in) Operating activities:
Depreciation and amortization	9,732	8,870	6,249
Deferred income taxes	297	(209)	510
Provision for uncollectible accounts receivable	1,610	515	2,616
Non-cash debt extinguishment costs	1,939	576	—
Non-cash restructuring (credit) charges	—	(178)	189
Non-cash stock compensation costs	249	176	131
Non-cash arbitration earn-out decision charge	—	3,174	—
Non-cash litigation settlement	—	—	(969)
Gain on disposal of fixed assets	(4,091)	(1,021)	(272)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(1,722)	(2,618)	(1,028)
Inventories	17,567	14,411	4,009
Accounts payable	18,733	(5,997)	6,754
Accrued liabilities	(5,149)	(4,856)	(472)
Other	(2,472)	(1,529)	(4,893)

Net cash provided by (used in) operating activities	32,631	(5,490)	(5,231)

Cash flows from investing activities:
Capital expenditures	(5,156)	(3,018)	(7,569)
Sales and retirements of fixed assets	1,538	738	116
Insurance proceeds for fixed assets damaged by tornadoes	3,428	—	—
Cash expenditures for restructuring costs on acquisition balance sheet	(115)	(257)	(952)
Cash expenditures for merger transaction costs	—	—	(952)

Net cash used in investing activities	(305)	(2,537)	(9,357)

Cash flows from financing activities:
Dividends paid	(173)	(1,240)	(64)
Net (repayments) borrowings under revolving credit facilities	(10,336)	(35,595)	13,867
Borrowings under short-term foreign debt	3,276	—	—
Borrowings under term loans	—	58,000	—
Repayments of term loans and capitalized lease obligations	(17,734)	(10,154)	(915)
Deferred debt and financing issuance costs	(5,026)	(5,808)	(156)
Proceeds from stock option exercises	—	25	—

Net cash (used in) provided by financing activities	(29,993)	5,228	12,732

Effect of exchange rate changes on cash and cash equivalents	(365)	140	425

Net (decrease) increase in cash and cash equivalents	1,968	(2,659)	(1,431)
Cash and cash equivalents at beginning of year	476	3,135	4,566

Cash and cash equivalents at end of year	$2,444	$476	$3,135

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
					Other	Total
	Common	Paid-in	Treasury	(Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Stock	Deficit)	(Loss) Income	Equity

Balance at December 31, 2005	$152	$105,642	$(15)	$(11,848)	$(6,682)	$87,249
Net loss	—	—	—	(18,055)	—	(18,055)
Adjustment for minimum pension liability	—	—	—	—	2,616	2,616
Foreign currency translation adj.	—	—	—	—	3,508	3,508

Comprehensive loss	—	—	—	—	—	(11,931)

Impact of adopting FASB Statement No. 158	—	—	—	—	(912)	(912)

Restricted common stock issued (56,138 shares)	—	—	—	—	—	—
Restricted common stock cancelled (6,712 shares)	—	—	—	—	—	—
Common stock from merger cancelled (7,303 shares)	—	—	—	—	—	—
Stock-based compensation	1	130	—	—	—	131
Preferred stock dividends	—	—	—	(64)	—	(64)

Balance at December 31, 2006	153	105,772	(15)	(29,967)	(1,470)	74,473
Net loss	—	—	—	(16,804)	—	(16,804)
Adjustment for minimum pension liability	—	—	—	—	(240)	(240)
Foreign currency translation adj.	—	—	—	—	3,487	3,487

Comprehensive loss	—	—	—	—	—	(13,557)

Restricted common stock issued (40,491 shares)	—	—	—	—	—	—
Restricted common stock					—
cancelled (8,237 shares)	—	—	—	—	—	—
Common stock issued for option exercises (10,000 shares)	—	25	—	—	—	25
Common stock from merger cancelled (2,255 shares)	—	—	—	—	—	—
Stock-based compensation	—	176	—	—	—	176
Arbitration settlement	—	3,174	—	—	—	3,174
Common stock issued upon conversion of 2,868 Series B preferred stock shares (459,071 shares)	5	(2)	—	(3)	—	—
Preferred stock dividends	—	—	—	(1,265)	—	(1,265)

Balance at December 31, 2007	158	109,145	(15)	(48,039)	1,777	63,026
Net loss	—	—	—	(4,062)	—	(4,062)
Adjustment for minimum pension liability	—	—	—	—	(12,592)	(12,592)
Foreign currency translation adj.	—	—	—	—	(7,299)	(7,299)

Comprehensive loss	—	—	—	—	—	(23,953)

Restricted common stock issued (5,000 shares)	—	—	—	—	—	—
Restricted common stock cancelled (3,049 shares)	—	—	—	—	—	—
Stock-based compensation	—	249	—	—	—	249
Issue 1,988,072 warrants	—	3,040	—	—	—	3,040
Preferred stock dividends	—	—	—	(173)	—	(173)

Balance at December 31, 2008	$158	$112,434	$(15)	$(52,274)	$(18,114)	$42,189

The accompanying notes are an integral part of these consolidated financial statements.

PROLIANCE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business

Proliance International, Inc. (the “Company” or “Proliance”) designs, manufactures and markets heat exchange products (including radiators, heater cores and complete heaters) and temperature control parts (including condensers, compressors, accumulators/driers and evaporators) for the automotive and light truck aftermarket. In addition, the Company designs, manufactures and distributes heat exchange products (including radiators, radiator cores, condensers, charge air coolers, oil coolers, marine coolers and other specialty heat exchangers) primarily for the heavy duty aftermarket.

Note 2 —	Summary of Significant Accounting Policies

Basis of Consolidation:  The Company’s consolidated financial statements include the accounts of all subsidiaries. Intercompany balances and transactions have been eliminated. The operating results of a subsidiary with locations throughout Europe (“NRF”) are included in the Consolidated Financial Statements on a one-month lag.

Cash and Cash Equivalents:  The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash overdrafts are classified as current liabilities. The amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts Receivable:  The Company participates in several customer-sponsored payment programs in order to accelerate the collection of outstanding accounts receivable and offset the impact of lengthening customer payment terms. When invoices are submitted to the financial institution designated in each customer program for payment, this is done without recourse. At the time cash is received, receivables are reduced, and a discounting fee, included in interest expense on the Consolidated Statement of Operations, is recorded. Discounting fee expense for the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $5.2 million and $5.8 million, respectively. The reduction in discounting fee expense in 2008 is attributable to the lower level of trade receivables being collected under these payment programs. Reserves for uncollectible trade accounts receivable are established based upon historical experience, anticipated business trends and current economic conditions. Customer account balances are written off at the time they are deemed to be fully uncollectible. Taxes collected from customers and remitted to government agencies, such as sales tax and value-added tax, are recorded at the time of the sale in sales in the statement of operations on a net basis, and as a tax liability on the balance sheet.

Inventories:  Inventories are valued at the lower of cost (first-in, first-out method) or market. Provisions are made for slow moving or obsolete inventory based upon historical usage and management estimates of expected recovery.

Property, Plant and Equipment:  Property, plant and equipment is recorded at cost. Ordinary maintenance and repairs are expensed, while replacements and betterments are capitalized. Land improvements, buildings and machinery are depreciated using the straight-line method over their estimated useful lives which range up to forty years for buildings and between three and ten years for machinery and equipment. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is shorter. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Company’s consolidated statement of operations.

Goodwill:  Goodwill represents the excess of cost over the fair value of assets acquired. Goodwill and certain other intangible assets having indefinite lives are subject to periodic testing for impairment. Intangible assets determined to have definitive lives are amortized over their useful lives. At

December 31, 2008 and 2007, there was no goodwill or intangibles having indefinite lives recorded on the Company’s Consolidated Balance Sheet.

Impairment of Long-Lived Assets:  In the event that facts and circumstances indicate that the carrying amounts of a business unit’s long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated fair value. There was no impairment of long-lived assets at either December 31, 2008 or 2007.

Foreign Currency Translation:  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at the average exchange rates during the year. Resulting translation adjustments are reported as accumulated other comprehensive income (loss) in Stockholders’ Equity on the Consolidated Balance Sheet and remain there until the underlying foreign operation is liquidated or substantially disposed. Foreign currency transaction gains or losses which are included in the Consolidated Statement of Operations under the caption “selling, general and administrative expenses” were not material for the years ended December 31, 2008, 2007 and 2006.

Revenue Recognition:  Sales are recognized either when products are shipped to the customer or when they are received by the customer in accordance with the invoice shipping terms. Accruals for warranty costs, sales returns and allowances are provided at the time of sale based upon historical experience or in accordance with agreements currently in place with certain customers. In conjunction with multi-year agreements with certain customers, the Company incurs customer acquisition costs which are capitalized and amortized, as a reduction of net sales, over the life of the agreement. Delivery charges billed to customers were not significant in 2008, 2007 or 2006. Freight costs for shipments of product to customers are included in selling, general and administrative expenses and amounted to $13.6 million, $13.2 million, and $13.3 million in 2008, 2007 and 2006, respectively.

Advertising Costs:  The Company offers certain customers advertising and marketing allowances as a fixed percentage of sales. These allowances are recorded as a reduction to net sales. In addition, the Company incurs costs to advertise and promote its products. These costs, which are not material, are included in selling, general and administrative expenses as incurred.

Research and Development:  Research and development costs are expensed in selling, general and administrative expenses as incurred and approximated $0.3 million, $0.3 million and $0.4 million in 2008, 2007 and 2006 respectively.

Stock Compensation Costs:  On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which had been issued by the Financial Accounting Standards Board in December 2004. SFAS No. 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost as a charge to operating results over the period during which an employee is required to provide service in exchange for the award, with the offset being additional paid-in capital.

The Company uses the Black-Scholes pricing model to determine the grant date fair value per option. This model incorporates assumptions for stock volatility, a risk-free interest rate and the expected life of the options. Stock volatility is based on historical fluctuations in the value of the Company’s common stock and the expected life is based on historical data of exercises. The risk-free interest rate reflects the long-term U.S. Treasury bill rate at the time of the grant. The total compensation expense of an option grant, which is determined using the option fair value and the number of options granted, is expensed evenly over the vesting period of the option with the offset being paid-in-capital. Compensation expense and paid-in-capital are adjusted for the previously recorded expense associated with any unvested stock options which are cancelled.

The Company also records stock compensation expense associated with restricted and performance restricted shares of stock which are granted under the Equity Incentive Plan. The total compensation cost of a grant, which is determined using the stock price on the date of grant and the number of shares granted, is expensed evenly over the vesting period, with the offset being common stock and paid-in-capital. Stock compensation expense, common stock and paid-in-capital are adjusted for the previously recorded expense associated with any unvested restricted and performance restricted shares which are cancelled due to the termination of employment. Restricted and performance restricted stock are treated as issued and outstanding on the date of grant; however, they are excluded from the calculation of basic (loss) income per share until the shares are vested.

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

Concentration of Credit Risk:  The Company is subject to a concentration of credit risk primarily with its trade accounts receivable. The largest concentration is in the Company’s Domestic segment where the top five customers comprise approximately 33% of net sales in 2008 and 43% of gross trade accounts receivable at December 31, 2008. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations. The Company grants individualized credit limits to customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are based upon historical experience, customer information and management’s expectations of the industry and the overall economy. As of December 31, 2008, the Company had no other significant concentrations of credit risk.

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

Reclassification:  Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3 —	Southaven Event and Related Liquidity Issues

On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company had insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Silver Point Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Silver Point Agreement on March 12, 2008 (see Note 7). Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Silver Point Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Silver Point Agreement (see Note 7), which was signed on March 26, 2008. While the Company was able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a combination of operating results, working capital management and insurance proceeds, the Company continues to face significant liquidity constraints.

As part of the insurance claim process, the Company received a $10.0 million preliminary advance during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $17.3 million during the third quarter of 2008, which were used to reduce obligations under the Company’s Silver Point Agreement. On July 30, 2008, the Company reached a global settlement of $52.0 million with its insurance company regarding all damage claims. Of the $52.0 million insurance settlement amount, $25.8 million represents the estimated recovery on inventory damaged by the Southaven Casualty Event, $3.4 million represents the estimated recovery on damaged fixed assets and $22.8 million represents the business interruption reimbursement of margin on lost sales, incremental costs for travel, product procurement and reclamation, incremental customer costs and other items resulting from the tornadoes, incurred through December 31, 2008. The insurance recovery did not completely offset the impacts of lost sales and additional costs incurred by the Company during 2008. The Company was required by its lenders to make repayments of the term loan, maintain an availability block of between $2.5 million and $5.0 million, and pay fees and expenses from the insurance proceeds resulting in the loss of approximately $20.0 million of liquidity. As the Company was required by the Silver Point Agreement to utilize a portion of the insurance claim proceeds to meet these requirements instead of using them to fund the replacement of inventory destroyed by the tornadoes, the Company has been forced to extend vendor payables in an effort to maintain short-term cash flow. As a result of extending vendor payables, the Company has encountered delays in obtaining inventory which has had an adverse impact on net sales and the results of operations during 2008. These impacts on net sales, results of operations and cash flow are continuing in 2009 and will likely continue until the destroyed inventory is replenished and vendor payables reduced to normal payment terms which the Company anticipates will happen only in conjunction with a refinancing of the existing credit facility.

Included in selling, general and administrative expenses for the twelve months ended December 31, 2008 is a $15.3 million net credit resulting from the Southaven Casualty Event reflecting a gain on the disposal of fixed assets of $2.3 million, as the insurance recovery was in excess of the damaged assets net book value, a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory and $14.5 million resulting from the recovery under the business interruption portion of the insurance coverage, which was offset in part by expenses of $2.6 million incurred as a result of the tornadoes.

The Company is continuing to work toward raising debt and/or equity to reduce or possibly replace the current Silver Point Agreement and to provide additional working capital as the current Silver Point Agreement provides the Company with insufficient liquidity. An investment banking firm is assisting the Company in obtaining this new debt or equity capital. To date we have not been able to consummate the desired refinancing, due in part to the current conditions in the financing marketplace, and there can be no assurance that we will be able to do so on acceptable terms, or at all. The violation of any covenant of the Silver Point Agreement requires the Company to negotiate a waiver to cure the default. We were able to obtain waivers for the covenant violations at December 31, 2008 with respect to the consolidated and U.S. senior leverage ratio calculations, the amount of NRF operating leases and the explanatory paragraph in the accountants’ opinion. However, if the Company was unable to successfully resolve a default in the future with the Lenders, the entire amount of any indebtedness under the Silver Point Agreement at that time could become due and payable, at the Lenders’ discretion. This results in uncertainties concerning the Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. As there can be no assurance that the Company will be able to obtain additional funds from the proposed debt refinancing or that further Lender accommodations would be available, on acceptable terms or at all, should there be covenant violations; the Company has classified the remaining balance of the term loan as short-term debt in the consolidated financial statements at December 31, 2008. At December 31, 2007, the remaining balance of the term loan had been classified as short-term debt as a result of the uncertainties existing at that time concerning the Company’s ability to reduce the Borrowing Base Overadvance Amount to zero by May 31, 2008.

Note 4 —	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008 with no impact on the financial statements. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009. The Company does not anticipate adoption of SFAS 157 relating to non-financial assets and liabilities in 2009 to have a material impact on its financial statements.

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

During December 2007, the FASB issued FASB Statement No. 141R “Business Combinations”, which significantly changed the accounting for business combinations. Under Statement 141R, the acquiring entity will recognize all the assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. Other changes are that acquisition costs will generally be expensed as incurred instead of being included in the purchase price; and restructuring costs associated with the business combination will be expensed subsequent to the acquisition date instead of being accrued on the acquisition balance sheet. Statement 141R applies to any business combination made by the Company after January 1, 2009.

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarified the presentation and accounting for noncontrolling interests, commonly known as minority interests, in the balance sheet and income statement. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. Adoption of SFAS 160 will not have any impact on the Company.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 “Determining Whether an Instrument Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FAS Statement 133 “Accounting for Derivative Instruments and Hedging Activities”. This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Effective January 1, 2009 the Company has determined that the warrants issued to Silver Point in March 2008 (see Note 8), which were included in paid-in capital at December 31, 2008, should be classified as liabilities due to the “full ratchet” anti-dilution provision contained in the warrant agreement at the adoption date. The impact of adopting EITF 07-5 in 2009, will be a decrease in paid-in-capital by $3.0 million, which was the fair value recorded at the time the warrants were issued, an increase of long-term liabilities by the estimated fair value of the warrants as of January 1, 2009 and credit to retained earnings for the difference. The Company is determining the fair market value of the warrants at January 1, 2009. At the end of the first quarter of 2009, and all future quarters, the fair value of the warrants will be re-calculated and any difference from the previously reported fair value will adjust the carrying value of the liability with the offset being included in the determination of net income.

Note 5 —	Inventories

Inventories at December 31 consist of the following:

	2008	2007
	(in thousands)

Raw material and component parts	$25,479	$23,055
Work in progress	4,043	4,044
Finished goods	55,064	79,657

Total inventories	$84,586	$106,756

Note 6 —	Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2008	2007
	(in thousands)

Leasehold improvements	$4,918	$3,390
Buildings and land	2,423	2,369
Machinery and equipment	40,337	44,406

Property, plant and equipment, gross	47,678	50,165
Accumulated depreciation and amortization	(25,792)	(29,001)

Property, plant and equipment, net	$21,886	$21,164

Assets acquired in the Modine Aftermarket merger in 2005 were recorded with a zero cost and accumulated depreciation due to the application of a portion of the excess of net assets acquired over the total consideration of the transaction.

The cost and accumulated depreciation of assets under capital lease obligations were $2.4 million and $0.4 million at December 31, 2008 and $2.1 million and $1.3 million at December 31, 2007, respectively.

Note 7 –	Debt

Debt at December 31 consists of the following:

	2008	2007
	(in thousands)

Term loan	$33,377	$49,625
Revolving credit facility	6,742	17,078
Short-term foreign debt	3,277	—
Capitalized lease obligations	1,441	750

Total debt	44,837	67,453

Less:
Term loan	33,377	49,625
Revolving credit facility	6,742	17,078
Short-term foreign debt	3,277	—
Current portion of capitalized lease obligations	564	539

Total short-term debt	43,960	67,242

Total long-term debt	$877	$211

Silver Point Agreement

Effective July 19, 2007, the Company entered into a Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent.

Pursuant to the Silver Point Agreement, and upon the terms and subject to the conditions thereof, the Lenders agreed to extend certain credit facilities (the “Facilities”) to the Company in an aggregate principal amount not to exceed $100 million, consisting of (a) $50 million aggregate principal amount of Tranche A Term Loans, (b) up to $25 million aggregate principal amount of Revolving A Commitments (including a $7.5 million letter of credit subfacility), and (c) up to $25 million aggregate principal amount of Revolving B Commitments. Availability under the Revolving Commitments is determined by reference to a borrowing base formula. The Tranche A Term Loans and any Revolving Loans are due and the commitments terminate on the five-year anniversary of the closing, July 19, 2012. Subject to customary exceptions and limitations, the Company could elect to borrow at a per annum Base Rate (as defined in the Silver Point Agreement) plus 375 basis points or a per annum LIBOR Rate (as defined in the Silver Point Agreement) plus 475 basis points. The proceeds from the borrowings under the Silver Point Agreement at closing on July 19, 2007 were used to repay all Company indebtedness under the Company’s Amended and Restated Loan and Security Agreement, dated February 28, 2007 (the “Wachovia Agreement”), with Wachovia Capital Finance Corporation (New England), formerly known as Congress Financial Corporation (New England), as agent, and fees and expenses related thereto. As with the prior Wachovia Agreement, all borrowings under the Silver Point Agreement are secured by substantially all of the assets of the Company (including a pledge of 65% of the shares of the Company’s NRF and Mexican subsidiaries). The Silver Point Agreement provides call protection to the Lenders (subject to certain exceptions) by way of the lesser of a make-whole amount and prepayment premium ranging from 5% to 3% to 1%, respectively, of outstanding loans prepaid over years 2, 3, and 4. Mandatory prepayments in year 1 are subject to such make-whole amount (subject to certain exceptions). Voluntary prepayments of Revolving Loans are first applied to the Revolving A Loans outstanding. While voluntary prepayments of the Tranche A Term Loan are permitted after year 1, resulting availability must be at least $5 million. The Agreement requires mandatory prepayments of the loans with the proceeds of issuances of debt and equity of the Company or its subsidiaries, as well as an annual 75% excess cash flow sweep (subject to availability minimums) (in each of the foregoing cases, the proceeds of which are applied first, to the Tranche A Term Loans, second, to the Revolving A Loans and third, to the Revolving B Loans) and in respect of asset sales and following the incurrence of debt from the Lenders at its NRF subsidiary. Generally, mandatory prepayment with proceeds of inventory or accounts are applied first to the Revolving A Loans, second, to the Revolving B Loans and third, to the Tranche A Term Loan, and mandatory prepayments with proceeds of other collateral are applied first, to the Tranche A Term Loans second, to the Revolving A Loans and third, to the Revolving B Loans. Holders of Tranche A Term Loans may waive their mandatory prepayment right, in which case such proceeds will be applied pro rata to the remaining holders of the Tranche A Term Loans.

At December 31, 2008, borrowings under the Silver Point Agreement included $0.7 million of revolving credit borrowings at a 14% per annum interest rate, $6.0 million of revolving credit borrowings at 12% and a term loan of $33.4 million at an interest rate of 12% per annum. The Second Amendment of the Silver Point Agreement, signed on March 12, 2008, increased the interest rate on outstanding indebtedness to the greater of (i) the Adjusted Libor Rate, as defined in the Silver Point Agreement, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings. As a result of uncertainties concerning the Company’s ability to continue to meet or obtain waivers for violations of covenants in the future and to obtain additional funding, the outstanding term loan in the amount of $33.4 million at December 31, 2008 was classified as short-term debt in the consolidated financial statements included in this Form 10-K. Borrowings under the Silver Point Agreement as of December 31, 2007 included $17.1 million of revolving credit obligations at interest rates of 9.896% and 11.0% per annum and a term loan of $49.6 million at an interest rate of 10.125% per annum. As a result of the uncertainties concerning the Company’s ability to reduce the Borrowing Base Overadvance to zero by May 31, 2008 (see Note 3), the outstanding term loan at December 31, 2007 in the amount of $49.6 million was classified as short-term debt in the consolidated financial statements included in this Form 10-K.

The Silver Point Agreement contains customary representations, warranties, affirmative covenants for financing transactions of this nature (including, without limitation, covenants in respect of financial and other reporting and a covenant to hedge interest in the future in respect of up to $25 million principal of the Tranche A Term Loan for up to two years), negative covenants (including limitation on debt, liens, restricted payments, investments, sale-leaseback transactions), fundamental changes (including an annual $10 million limit on asset sales), affiliate transactions (including prohibition on transfers of assets to subsidiaries of the Company that are not guarantors of the Facilities) and events of default (including any pledge of assets of NRF or its subsidiaries or any change of control).

The Silver Point Agreement also has quarterly and annual covenants relating to leverage, capital expenditures, EBITDA, and a fixed charge coverage ratio. Certain financial covenants are tested on a consolidated basis as well as in respect of the Company’s domestic subsidiaries and a Mexican subsidiary and in respect of its European operations on a stand alone basis. At September 30, 2007, the Company was in violation of the consolidated senior leverage and NRF total debt covenants contained in the Silver Point Agreement. The Company obtained waivers for these violations. As of November 30, 2007, the Company was in violation of the EBITDA covenant for its domestic subsidiaries and at December 31, 2007, the Company was in violation of the consolidated EBITDA, senior leverage and fixed charge covenants and the domestic EBITDA, fixed charge and senior leverage covenants. As a result of these specific events of default, as defined in the Silver Point Agreement, effective November 30, 2007, the Company was charged an additional 2% default interest until the date the events of default were cured or waived. Results for the year ended December 31, 2007 included $0.1 million of default interest. The Second Amendment to the Silver Point Agreement (the “Second Amendment”), signed on March 12, 2008, described in more detail below, contained a waiver of the 2007 events of default resulting in the elimination of the default interest, as of the

Second Amendment date. During the twelve months ended December 31, 2008, $0.3 million, representing default interest through the date of the Second Amendment, was included in interest expense in the consolidated statement of operations. At December 31, 2008, the Company was in compliance with all financial covenants of the Silver Point Agreement except the U.S. and consolidated senior leverage ratio covenants and the NRF operating lease covenant. In addition, as a result of the explanatory paragraph in the accountants’ opinion for the year ended December 31, 2008 concerning the Company’s ability to continue as a going concern, the Company was in default of the Silver Point Agreement. The Twenty-Second Amendment to the Silver Point Agreement (see Note 19), signed as of March 17, 2009 contained a waiver of these events of default.

During the twelve months ended December 31, 2008, as required by the Silver Point Agreement, the term loan was reduced by $14.7 million from the receipt of insurance proceeds associated with the Southaven Casualty Event, by $0.5 million from the receipt of Extraordinary Receipts, as defined in the Silver Point Agreement, and by $1.0 million from the receipt of proceeds from the sale of an unused facility in Emporia, Kansas. The term loan was reduced by $0.4 million during the year ended December 31, 2007 from the receipt of Extraordinary Receipts. As a result of the term loan reductions from the receipt of the insurance proceeds, the Company paid prepayment premiums, as required by the Silver Point Agreement, of $0.9 million, which were recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2008. In addition, as a result of the prepayments, $0.8 million of deferred debt costs, which were previously capitalized, have been expensed as debt extinguishment costs for the year ended December 31, 2008.

On November 9, 2007, the First Amendment and Waiver to the Silver Point Agreement (the “First Amendment”) was signed. The First Amendment contained a waiver of the Consolidated Senior Leverage Ratio and NRF Total Debt Ratio covenant violations for the applicable periods ended September 30, 2007 and required that any funds received by the Company under the terms of the agreement relating to the closure of 36 branches, signed on September 28, 2007, which are reimbursement of closure expenses, would be treated as “Extraordinary Receipts” and utilized to pay down the outstanding indebtedness under the Term Loan.

On March 12, 2008, the Second Amendment of the Silver Point Agreement (the “Second Amendment”) was signed. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. This additional liquidity allowed the Company to restore its operations in Southaven, Mississippi that were severely damaged by the Southaven Casualty Event. Under the Silver Point Agreement, the damage to the inventory and fixed assets caused by the Southaven Casualty Event, resulted in a dramatic reduction in the Borrowing Base, as such term is defined in the Silver Point Agreement, because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Silver Point Agreement, to zero by May 31, 2008. The Company was able to achieve this reduction prior to May 31, 2008 through a combination of insurance proceeds, operating results and working capital management. In addition, pursuant to the Second Amendment, the Company has been working to strengthen its capital structure by raising additional debt and/or equity. An investment banking firm is assisting the Company in obtaining such funds.

As previously reported a number of Events of Default, as defined in the Silver Point Agreement, had occurred and were continuing relating to, among other things, the Southaven Casualty Event. Pursuant to the Second Amendment, the Lenders waived such Events of Default including the 2007 covenant violations, effective as of the Second Amendment date, resulting in the cessation of the 2% default interest, which had been charged effective November 30, 2007. The Second Amendment also increased the interest rate on outstanding indebtedness to the Lenders, consistent with current market conditions for similar borrowings, to the greater of (i) the Adjusted LIBOR Rate, as defined in the Second

Amendment, plus 8%, or (ii) 12%, for LIBOR borrowings, or the greater of (x) the Adjusted Base Rate, as defined in the Second Amendment, plus 7%, or (y) 14%, for Base Rate borrowings. In connection with the Second Amendment, the Company paid the Lenders a fee of $3.0 million, which has been deferred and is being amortized over the remaining term of the outstanding obligations.

The Company entered into the Third Amendment to the Silver Point Agreement (the “Third Amendment”) on March 26, 2008. The Third Amendment reset the 2008 financial covenants contained in the Silver Point Agreement in light of, among other things, the Southaven Casualty Event. Among the covenants adjusted were those relating to leverage, capital expenditures, consolidated EBITDA, and the fixed charge coverage ratio. In addition, the Third Amendment reduced the maximum Borrowing Base Overadvance Amount, which had been fixed at $26.0 million in the Second Amendment, to $24.2 million to reflect a small portion of the inventory in Southaven which had not been damaged by the tornadoes, and could be returned to the Company’s inventory (and, consequently, to the Borrowing Base). The Third Amendment also provided the Company with a waiver for the default resulting from the explanatory paragraph in the accountants’ opinion for the year ended December 31, 2007 concerning the Company’s ability to continue as a going concern.

The Fourth Amendment (the “Fourth Amendment”) of the Silver Point Agreement, signed on July 18, 2008, resulted in Wells Fargo replacing Wachovia as (i) the Borrowing Base Agent for the Lenders and (ii) the issuing bank with respect to issued letters of credit. In addition, the Fourth Amendment provided for an increase in the Revolving A Commitment from $25 million to $35 million and a reduction of the Revolving B Commitment from $25 million to $15 million. The total revolving credit line of $50 million under the Silver Point Agreement remained unchanged as a result of the Fourth Amendment. As a result of the effectiveness of the Fourth Amendment, Wells Fargo is the sole Revolving A Lender and Silver Point and certain of its affiliates remain the Revolving B Lenders. In addition, the Fourth Amendment provided for an adjustment to certain financial covenants (and definitions related thereto) to allow for expenditures relating to the acquisition of replacement fixed assets at the Company’s new Southaven, Mississippi distribution facility. As a result of Wells Fargo replacing Wachovia as Issuing Bank, the Company recorded a non-cash debt extinguishment expense in the year ended December 31, 2008 of $1.1 million reflecting the expensing of amounts previously capitalized in deferred debt costs.

On July 24, 2008, the Company entered into the Fifth Amendment (the “Fifth Amendment”) of the Silver Point Agreement. The Fifth Amendment clarified that the first $5.0 million of additional proceeds of insurance in respect of the Southaven Casualty Event would be applied to repay the outstanding Tranche A Term Loans. The balances of such insurance proceeds would be applied on a “50-50” basis to prepay the Revolving Loans outstanding and the Tranche A Term Loans. In addition, the Fifth Amendment provided that the Borrowing Base Reserve relating to the Southaven Casualty Event would be reduced from $5.0 million to $3.0 million effective on the date of the Fifth Amendment, and from $3.0 million to zero on the date the Company delivered to the administrative agent a final insurance settlement agreement with respect to the Southaven Casualty Event. However, the Borrowing Base Reserve would be increased to $5.0 million on August 31, 2008, unless the Capital Raise, as defined in the Silver Point Agreement, was completed by that date. Thereafter, such Borrowing Base Reserve would be permanently reduced to zero if the Capital Raise was consummated on or before September 30, 2008 (subject to extension with Administrative Agent’s consent). Finally, if the Company did not consummate the Capital Raise by December 31, 2008, the minimum EBITDA covenant would be increased from $27.5 million to $28.0 million. The Company agreed to pay to the Revolving B Lenders a $0.5 million amendment fee (the “Amendment Fee”), earned on the date of the Fifth Amendment and due and payable on the earlier of September 30, 2008 or the date of consummation of the Capital Raise. The Amendment Fee was 0.50% (the “Fee Rate”) of the sum of the Tranche A Term Loans and the Revolving Commitments outstanding as of the date the Amendment Fee was due and payable. Also, the deadline for consummation of the Capital Raise could be extended by the Administrative Agent from September 30, 2008 to November 15, 2008 so long as there existed no event of default and subject to an extension fee payable to the Revolving B Lenders equal to 0.50% of the Tranche A Term Loans and Revolving Commitments outstanding on September 30, 2008.

The Sixth Amendment (the “Sixth Amendment”) of the Silver Point Agreement, signed on August 25, 2008, extended the deadline date for Interest Rate Protection, as defined in the Silver Point Agreement, to no later than December 31, 2008. In addition, the Sixth Amendment amended the Silver Point Agreement relating to the concentration of Certain Eligible Accounts, as defined in the Silver Point Agreement, as a result of the merger of CSK Auto Corporation and O’Reilly Automotive, Inc.

On September 30, 2008, the Company entered into the Seventh Amendment (the “Seventh Amendment”) of the Silver Point Agreement which reduced the Southaven Insurance Proceeds Reserve, as defined in the Silver Point Agreement, from $5.0 million to $4.0 million as of September 30, 2008. On October 2, 2008, the Southaven Insurance Proceeds Reserve was increased back to $5.0 million under the Seventh Amendment.

On October 2, 2008, the Company entered into the Eighth Amendment (the “Eighth Amendment”) of the Silver Point Agreement. Pursuant to the Eighth Amendment, the Southaven Insurance Proceeds Reserve (the “Reserve”) (i) was reduced from $5.0 million to $2.5 million effective on October 2, 2008, and (ii) would be increased to $5.0 million on the earlier of (x) the occurrence of an Event of Default, or (y) October 31, 2008, provided that, if prior to such time, the Company provided satisfactory commitment letters in respect of the Mezzanine Financing and Senior Credit Financing, then subject to certain conditions described in the Eighth Amendment, the Reserve would be reduced to $0 until November 30, 2008. If the reduction was extended until November 30, 2008, the Reserve would be increased to $5.0 million on the earliest of (w) an Event of Default, (x) the date the Administrative Agent determined the Mezzanine Financing and Senior Credit Financing would not likely to be consummated, (y) the date any commitment letter for the Mezzanine Financing and Senior Credit Financing was terminated, and (z) November 30, 2008 if the Mezzanine Financing and Senior Credit Financing had not been consummated.

The Ninth Amendment (the “Ninth Amendment”) of the Silver Point Agreement, signed on October 29, 2008, replaced the references contained in the Eighth Amendment to October 31, 2008 regarding the Southaven Insurance Proceeds Reserve with November 7, 2008.

The Tenth Amendment (the “Tenth Amendment”) of the Silver Point Agreement, signed on November 6, 2008, replaced the references contained in the Ninth Amendment to November 7, 2008 regarding the Southaven Insurance Proceeds Reserve with November 14, 2008.

On November 14, 2008, the Company entered into the Eleventh Amendment (the “Eleventh Amendment”) of the Silver Point Agreement which replaced the references contained in the Tenth Amendment to November 14, 2008 regarding the Southaven Insurance Proceeds Reserve with November 21, 2008.

The Twelfth Amendment (the “Twelfth Amendment”) of the Silver Point Agreement, signed on November 21, 2008, replaced the references contained in the Eleventh Amendment to November 21, 2008 regarding the Southaven Insurance Proceeds Reserve with December 5, 2008 and the deadline of November 30, 2008 contained in the Eighth Amendment was extended to December 5, 2008.

On December 4, 2008, the Company entered into the Thirteenth Amendment (the “Thirteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Twelfth Amendment to December 5, 2008 regarding the Southaven Insurance Proceeds Reserve with December 19, 2008.

On December 19, 2008, the Company entered into the Fourteenth Amendment (the “Fourteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Thirteenth Amendment to December 19, 2008 regarding the Southaven Insurance Proceeds Reserve with January 5, 2009 and extended the requirement to have interest rate protection by December 31, 2008 to January 31, 2009.

See Note 19, included herein, for a description of the Fifteenth, Sixteenth, Seventeenth, Eighteenth, Nineteenth, Twentieth, Twenty-First and Twenty-Second Amendments of the Silver Point Agreement signed subsequent to December 31, 2008.

As a result of the $3.0 million fee paid at the time of the Second Amendment, the $0.5 million paid in conjunction with the Fifth Amendment, the $3.0 million fair value of the Warrants, and other legal and professional costs associated with the 2008 amendments to the Silver Point Agreement, offset by the normal amortization of accumulated costs and the write-off of debt extinguishment costs, described above, deferred debt costs, included in other assets in the consolidated balance sheet increased from $4.5 million at December 31, 2007 to $7.5 million at December 31, 2008. This amount is being amortized over the remaining term of the outstanding obligations under the Silver Point Agreement, however it would be written-off as a non-cash debt extinguishment expense if the Silver Point Agreement was paid in full using the proceeds from any future credit agreement.

Refinancing Process

As noted above, an investment banker is assisting the Company in the raising of debt and/or equity in order to strengthen its capital structure.

On October 6, 2008, the Company announced that it had signed a letter of intent with a group of institutional lenders that would provide $30 million of mezzanine financing to the Company. Completion of this financing, was subject to various closing conditions, including satisfactory completion of due diligence, the Company establishing a new senior secured credit facility with a new lender, a dividend from the Company’s NRF subsidiary in the Netherlands and execution of definitive agreements. The proposed mezzanine lenders indicated in February 2009, due in part to market conditions and delays encountered in obtaining authorization from the Works Council (NRF employee representatives) for a credit facility expansion to enable a dividend from NRF, that they would require the Company to provide additional sources of capital and/or debt in order for them to complete their part of the refinancing. Therefore it is now uncertain whether the Company will be able to reach agreement with these mezzanine lenders. While the Company continues to consider and pursue mezzanine financing as a part of its refinancing program, it is also evaluating all other options to reduce or eliminate Silver Point’s current loan and provide appropriate liquidity for the Company.

On November 18, 2008, the Company announced that it had signed a proposal letter with a major bank to provide a new $60 million senior secured credit facility to the Company, subject to execution of definitive agreements, completion of due diligence and other closing conditions. The Company is in continued discussions with this proposed lender.

As part of the refinancing process, the Company has also been negotiating to obtain an expansion of the existing 5.0 million Euro credit line which the Company’s NRF subsidiary has with a European bank. This expansion would provide funds which would lower the Company’s borrowing costs in the U.S. After negotiating with the NRF Works Council for many months to obtain their authorization for the expansion of the credit line, the Company recently obtained the necessary consent in order to proceed. Finalization of a credit line expansion would be subject to completion of the U.S. refinancing process.

While to date the Company has been unable to consummate the desired refinancing, due in part to the current financial market conditions and the delays noted above in gaining approval of the NRF credit line expansion, the Company believes that a timely and more flexible alternative to its current financing is critical to the success of its business and the Company is doing everything in its control to complete this process as quickly as possible. There can be no assurance, however, that the Company will be able to do so on acceptable terms, or at all. If the Company is unable to obtain refinancing, it could be forced to seek to restructure its liabilities, substantially curtail operations or otherwise act to protect the Company.

In conjunction with the negotiation of a new credit agreement, the Company has incurred legal and other professional fees of $1.8 million, which have been classified as deferred financing costs in Other Assets on the consolidated balance sheet at December 31, 2008. These costs will be written-off over the term of a new agreement or will be written-off in total if it is determined that new capital will not be obtained.

Wachovia Agreement

On January 3, 2007, the Company amended its then existing Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Finance Corporation (New England) pursuant to a Sixteenth Amendment (the “Sixteenth Amendment”). The Sixteenth Amendment, which was effective as of December 19, 2006, revised the inventory loan limits between December 1, 2007 and February 23, 2007.

On January 19, 2007, the Company amended the Credit Facility pursuant to a Seventeenth Amendment (the “Seventeenth Amendment”). The Seventeenth Amendment reduced the amount of Minimum Excess Availability which the Company was required to maintain from $5.0 million to $2.5 million from and after January 19, 2007.

On February 28, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Finance Corporation (New England) (the “Wachovia Agreement”). The Wachovia Agreement amended and restated the Company’s then existing Credit Facility to reflect an additional Term B loan in the amount of $8.0 million. This additional indebtedness was secured by substantially all of the assets of the Company, including its owned real property locations across the United States. The maturity date of the Term B loan was July 2009. Repayments of the Term B loan were to be in twenty-two consecutive monthly installments of $167 thousand commencing on October 1, 2007 with the remaining balance paid on July 21, 2009. The Wachovia Agreement reset certain financial covenants for 2007 and 2008 and established minimum EBITDA for the Company’s NRF subsidiary, unless there was excess availability of $15.0 million, for 2007. The Wachovia Agreement did not affect the amount of minimum excess availability that the Company was required to maintain. The Company was not in compliance with the EBITDA and fixed charge ratio covenants as of June 30, 2007; however, these were cured when the outstanding debt under the Wachovia Agreement was paid in full on July 19, 2007. The pay-off of the indebtedness under the Wachovia Agreement resulted in the Company recording $0.9 million as debt extinguishment costs during the year ended December 31, 2007. This reflected the write-off of a portion of the deferred debt costs associated with the Wachovia Agreement which had been capitalized and were being amortized over the life of the Wachovia Agreement. The remaining portion of the Wachovia Agreement deferred debt costs ($1.0 million) were being amortized over the remaining life of the Silver Point Agreement, until Wachovia ceased to be a participant in 2008 as described above.

The Credit Facility, which was originally entered into on January 4, 2001, and amended thereafter, was collateralized by a blanket first security interest in substantially all of the Company’s assets plus a pledge of stock of the Company’s subsidiaries. Available borrowings under the revolving credit line were determined by a borrowing base consisting of the Company’s eligible accounts receivable and inventory, adjusted by an advance rate.

Other Debt Information

During the year ended December 31, 2008, the weighted average interest rate on outstanding domestic revolving credit and term loan borrowings was 11.8%. The weighted average interest rate during 2007 on domestic revolving credit and term loan borrowings was 8.9%.

Average outstanding total debt during 2008 was $58.2 million compared to $67.6 million during 2007. This reduction reflected the required pay down of borrowings under the Silver Point Agreement offset in part by borrowings under the NRF credit facility.

Capitalized lease obligations relate primarily to racking at the Company’s distribution center in Southaven, Mississippi and computer equipment in the U.S. Total future payments under the capital leases outstanding on December 31, 2008, of $1.9 million include interest of $0.5 million.

The Company’s NRF subsidiary has a 5.0 million Euro credit facility under which it may borrow. Interest on outstanding borrowings is calculated at the LIBOR borrowing rate plus 1%. At December 31, 2008, $3.3 million (2.6 million Euro) was borrowed at an annual interest rate of 4.29% while at December 31, 2007, there were no borrowings outstanding under this credit facility.

The Company utilized letters of credit of $4.7 million and $4.9 million at December 31, 2008 and 2007, respectively, to back certain insurance policies and certain trade purchases.

Minimum future debt repayments, excluding the term loan, revolving credit facility borrowings and short-term foreign debt, will be $0.6 million in 2009, $0.3 million in 2010, $0.6 million in 2011, $4 thousand in 2012 and $1 thousand in 2013. The term loan payment of $33.4 million due in 2012 has been reclassified from long-term debt to short-term debt as a result of uncertainties concerning the Company’s ability to obtain covenant waivers and additional financing in the future.

Note 8 –	Stockholders’ Equity

Common Stock:  The Company has 47.5 million shares of common stock authorized. The Company has not declared a quarterly common stock dividend since September 2000. Under the provisions of the Silver Point Agreement, the Company may not pay common stock dividends or redeem common shares.

As contemplated by the Second Amendment of the Silver Point Agreement, on March 26, 2008 the Company issued warrants to purchase up to the aggregate amount of 1,988,072 shares of Company common stock (representing 9.99% of the Company’s common stock on a fully-diluted basis) to two affiliates of Silver Point (collectively, the “Warrants”). Warrants to purchase 993,040 shares were subject to cancellation if the Company had raised $30 million of debt or equity capital pursuant to documents in form and substance satisfactory to Silver Point on or prior to May 31, 2008. Since such financing did not occur prior to the May 31, 2008 deadline, the warrants remain outstanding. To reflect the issuance of the Warrants, the Company recorded additional paid-in-capital and deferred debt costs of $3.0 million. This represents the estimated fair value of the Warrants, based upon the terms and conditions of the Warrants and the market value of the Company’s common stock on the date of issuance. (See Note 4 for the impact in 2009 of adopting the Emerging Issues Task Force Issue 07-5 relating to a change in how the Warrants will be accounted for.) The increase in deferred debt costs associated with the original market value is being amortized over the remaining term of the outstanding obligations under the Silver Point Agreement. The Warrants have a term of seven years from the date of grant and have an exercise price equal to 85% of the lowest average dollar volume weighted average price of the Company’s common stock for any 30 consecutive trading day period prior to exercise commencing 90 trading days prior to March 12, 2008 and ending 180 trading days after March 12, 2008. The exercise price calculated in accordance with the warrant terms was fixed at $0.3178 per share. The Warrants contain a “full ratchet” anti-dilution provision providing for adjustment of the exercise price and number of shares underlying the Warrants in the event of certain share issuances below the exercise price of the Warrants; provided that the number of shares issuable pursuant to the Warrants is subject to limitations under applicable NYSE Amex (formerly known as American Stock Exchange) rules (the “20% Issuance Cap”). If the anti-dilution provision results in the issuance of shares above the 20% Issuance Cap, the Company would provide a cash payment in lieu of the shares in excess of the 20% Issuance Cap. The Warrants also contain a cashless exercise provision. In the event of a change of control or similar transaction (i) the Company has the right to redeem the Warrants for cash at a price based upon a formula set forth in the Warrant and (ii) under certain circumstances, the Warrant holders have a right to require the Company to purchase the Warrants for cash during the 90 day period following the change of control at a price based upon a formula set forth in the Warrants.

In connection with the issuance of the Warrants, the Company entered into a Warrantholder Rights Agreement dated March 26, 2008 (the “Warrantholder Rights Agreement”) containing customary representations and warranties. The Warrantholder Rights Agreement also provided the Warrant holders with a preemptive right to purchase any preferred stock the Company issued prior to December 31, 2008 that was not convertible into common stock. There was no preferred stock issued which would be subject to this provision. The Company also entered into a Registration Rights Agreement dated March 26, 2008 (the “Registration Rights Agreement”), pursuant to which it agreed to register for resale pursuant to the Securities Act of 1933, as amended, 130% the shares of common stock initially issuable pursuant to the Warrants. On April 21, 2008, a Form S-3 was filed with the Securities and Exchange Commission with respect to the resale of 2,584,494 shares of common stock issuable upon exercise of the Warrants. The Registration Statement was declared effective on June 24, 2008. The Registration Rights Agreement also requires payments to be made by the Company under specified circumstances if (i) a registration statement was not filed on or before April 25, 2008, (ii) the registration statement was not declared effective on or prior to June 24, 2008, (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders subject to certain grace periods, or (iv) the Company fails to satisfy the current public information requirement under Rule 144 under the Securities Act of 1933, as amended. If any of the foregoing provisions are breached, the Company would be obligated to pay a penalty in cash equal to one and one-half percent (1.5%) of the product of (x) the market price (as such term is defined in the Warrants) of such holder’s registrable securities and (y) the number of such holder’s registrable securities, on the date of the applicable breach and on every thirtieth day (pro rated for periods totaling less than thirty (30) days) thereafter until the breach is cured. To date, there have not been any breaches of the Warrantholder Rights Agreement provisions.

Preferred Stock:  In connection with the acquisition of Ready-Aire, the Company issued 30,000 shares of its Series B Convertible Preferred Stock (“Preferred Stock”), with a liquidation preference of $3.0 million. As noted in Note 11, included herein, on June 29, 2007 an arbitrator’s decision concerning the dispute associated with the Ready-Aire earn-out calculation, resulted in a $3.2 million increase in the liquidation preference of the remaining 12,781 outstanding shares of Series B Preferred Stock. The Preferred Stock is non-transferable and is entitled to cumulative dividends of 5%. It is redeemable at the Company’s option, at the liquidation preference at the time of redemption. The Preferred Stock is convertible into common stock based upon the liquidation preference and the market value of common stock at the time of conversion, as further defined in the purchase agreement. The aggregate number of shares of common stock to be issued upon conversion of Preferred Stock could not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion (the “Conversion Cap”), unless the Company waived such Conversion Cap. On June 27, 2007, the Company, by action of its Board of Directors, waived the Conversion Cap. On October 12, 2007, 2,868 shares of Preferred Stock, with a liquidation preference of $1.0 million, were converted into 459,071 shares of common stock. Based on the closing price of the Company’s common stock at December 31, 2008, $0.36 per share, conversion of the $3.5 million liquidation preference would result in the issuance of 9,591,667 shares of common stock.

Accumulated Other Comprehensive (Loss) Income:  Other comprehensive (loss) income represents revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in Stockholders’ Equity. The adjustments for the years ended December 31, were as follows:

		Foreign
	Minimum	Currency
	Pension Liability	Translation	Total
	(in thousands)

Balance at December 31, 2006	$(4,358)	$2,888	$(1,470)
Annual adjustment	(240)	3,487	3,247

Balance at December 31, 2007	(4,598)	6,375	1,777
Annual adjustment	(12,592)	(7,299)	(19,891)

Balance at December 31, 2008	$(17,190)	$(924)	$(18,114)

In 2008, the minimum pension liability adjustment represents $(13.0) million for domestic plans and $0.4 million for foreign plans, which is net of $0.1 million of foreign income taxes. The domestic plan adjustment primarily reflects the decline in the market value of pension plan assets while the foreign plan change reflects actuarial gains. The adjustment to the minimum pension liability in 2007 represented ($0.5) million from domestic plans offset by $0.3 million for foreign plans, which was net of $0.1 million of foreign income taxes. The domestic adjustment reflected unfavorable fund performance, while the foreign plan change represented a curtailment gain resulting from headcount reductions primarily at the Company’s Mexico City manufacturing operation.

The foreign currency translation adjustments in both 2008 and 2007 result from fluctuations of the Euro and the Peso in relation to the U.S. dollar and the Company’s net asset position in both Europe and Mexico.

Note 9 –	Restructuring Charges

In 2008, the Company recorded $0.2 million of restructuring costs. These costs resulted from the closure of ten branch locations offset in part by credits received from the cancellation of vehicle leases associated with previously closed facilities. Headcount was reduced by 34 as a result of the closures. In September 2006, the Company announced that it was commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and 2008 have resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 34 at December 31, 2008 and the establishment of supply agreements with distribution partners in certain areas. It is anticipated that these actions will improve the Company’s market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. Annual savings from these actions have exceeded the restructuring costs incurred.

During 2007, the Company reported $4.1 million of restructuring costs associated with changes to the Company’s branch operating structure and headcount reductions in the United States and Mexico. The branch operating structure changes were associated with the Company’s September 2006 announcement which resulted in a reduction of 48 branch and agency locations during 2007. On July 25, 2007, in response to soft 2007 second quarter sales and expectations of lower-than-expected results for the full year, due to market conditions, the Company announced that it was finalizing and acting upon additional strategic actions to right size its North American operational and administrative structure going forward. The headcount reductions, during 2007, in the United States resulted from the elimination of approximately 200 salaried positions, while reductions at the Company’s Mexican manufacturing facilities resulted from the elimination of approximately 100 positions, as a result of production cutbacks reflecting the conversion of radiator production from copper/brass to aluminum construction and the Company’s efforts to right-size its manufacturing facilities.

Restructuring costs in 2006 of $3.1 million were associated with the elimination of 78 positions, facility closure costs and the write-down of fixed assets, no longer required, to net realizable value as a result of the relocation of copper/brass radiator production from Nuevo Laredo to the Company’s Mexico City facility, the relocation of air conditioning parts manufacturing from Arlington, Texas to Nuevo, Laredo, Mexico, and the elimination of 126 salaried and hourly positions in Mexico City, Mexico due to the conversion of radiator production from cooper/brass construction to aluminum in order to lower product costs. In addition, during the fourth quarter of 2006, the Company reduced the number of branch and agency locations by 26 as part of its change in go-to-market strategy and closed its Racine office and consolidated the functions performed there into its New Haven headquarters.

The remaining restructuring reserve balance at December 31, 2006, 2007 and 2008 was classified in other accrued liabilities. A summary of restructuring charges and payments during the three years ended December 31 is as follows:

	Workforce	Facility	Asset
	Related	Consolidation	Write-down	Total
	(in thousands)

Balance at December 31, 2005	$283	$1,671	$—	$1,954
Charge to operations	1,744	1,196	189	3,129
Cash payments	(1,353)	(1,478)	—	(2,831)
Non-cash write-off	—	—	(189)	(189)

Balance at December 31, 2006	674	1,389	—	2,063
Charge to operations	3,644	651	(178)	4,117
Reversal of accrual no longer required	—	(428)	—	(428)
Non-cash write-off	—	—	178	178
Cash payments	(3,339)	(910)	—	(4,249)

Balance at December 31, 2007	979	702	—	1,681
Charge to operations	164	8	—	172
Cash payments	(923)	(406)	—	(1,329)

Balance at December 31, 2008	$220	$304	$—	$524

The $0.2 million non-cash credit in 2007 reflects an actuarially computed pension liability curtailment gain as a result of headcount reductions, which occurred principally at the Company’s Mexico City manufacturing facility. The reversal in 2007 of a $0.4 million accrual recorded at the time of the Modine merger, which was no longer required, resulted in a reduction of selling, general and administrative expenses.

The remaining accrual for facility consolidations at December 31, 2008 consists primarily of lease obligations and facility exit costs, which are expected to be paid by the end of 2011. Workforce related expenses will be paid by the end of 2009.

Note 10 –	Retirement and Post-retirement Plans

Domestic Retirement Plans:  A majority of the Company’s non-union full-time U.S. employees are covered by a cash balance defined benefit plan. Generally, employees become vested in their pension plan benefits after 5 years of employment. The Company also maintains a unfunded non-qualified retirement plan to supplement benefits for designated employees whose pension plan benefits are limited by the provisions of the Internal Revenue Code. The Company uses December 31 as the measurement date for its domestic retirement plans.

Domestic Postretirement Plans:  The Company provides healthcare and life insurance benefits for certain retired employees who reach retirement age while working for the Company. No new retirees may participate in these programs and the future reimbursements are fixed at the time of retirement. The Company accrues for the cost of its postretirement healthcare and life insurance benefits based on actuarially determined costs and funds these costs on a pay as you go basis. The Company uses December 31 as the measurement date for its domestic postretirement plans.

Components of net periodic benefit cost of domestic retirement and postretirement plans for the three years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006
	(in thousands)

Service cost	$666	$831	$946	$—	$—	$—
Interest cost	2,008	1,959	1,845	13	15	21
Expected return on plan assets	(2,481)	(2,312)	(2,076)	—	—	—
Amortization of net loss (gain)	513	614	620	(10)	(9)	—

Net periodic benefit cost	$706	$1,092	$1,335	$3	$6	$21

The decline in net periodic benefit cost of the retirement plans in 2008 and 2007 is largely attributable to the headcount reductions which occurred in conjunction with the Company’s cost reduction actions.

The following tables set forth the domestic plans’ combined funded status and amounts recognized in the Company’s consolidated balance sheets at December 31:

	Retirement Plans		Postretirement Plans
	2008	2007	2008	2007
	(in thousands)

Change in benefit obligation:
Benefit obligation at January 1	$33,012	$33,267	$223	$312
Service cost	666	831	—	—
Interest cost	2,008	1,959	13	15
Actuarial loss (gain)	1,752	203	8	(90)
Actual gross benefits paid	(2,762)	(3,248)	(13)	(14)

Benefit obligation at December 31	34,676	33,012	231	223

Change in plan assets:
Fair value of plan assets at January 1	31,168	30,454	—	—
Actual (loss) income on plan assets	(9,216)	1,306	—	—
Company contributions	535	2,656	13	14
Actual gross benefits paid	(2,762)	(3,248)	(13)	(14)

Fair value of plan assets at December 31	19,725	31,168	—	—

Benefit obligation (in excess of) plan assets at December 31	(14,951)	(1,844)	(231)	(223)
Unrecognized prior service cost	139	158	—	—
Unrecognized net loss (gain)	17,488	4,534	(136)	(154)

Net amount recognized	$2,676	$2,848	$(367)	$(377)

Amounts recognized in consolidated balance sheets:
Long-term pension asset	$—	$107	$—	$—
Accrued benefit liability	(14,951)	(1,951)	(231)	(223)
Accumulated other comprehensive loss (income)	17,627	4,692	(136)	(154)

Net amount recognized	$2,676	$2,848	$(367)	$(377)

Amounts recognized in accumulated other comprehensive loss (income):
Net actuarial loss (gain)	$17,488	$4,534	$(136)	$(154)
Prior service cost	139	158	—	—

Total	$17,627	$4,692	$(136)	$(154)

During the year ending December 31, 2009, the Company expects to recognize in its net periodic pension cost $0.8 million of amortized actuarial loss and $20 thousand of amortized prior service cost.

The assumptions used in the determination of the domestic retirement and postretirement benefit obligation at December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006

Discount rate	5.90%	6.20%	5.97%	5.90%	6.20%	5.97%
Salary progression	4.25%	4.25%	4.25%	—	—	—
Initial trend rate	—	—	—	—	10.00%	11.00%
Ultimate trend rate	—	—	—	—	9.00%	9.00%
Years to ultimate rate	—	—	—	—	1	2

The assumptions used in the determination of the net periodic benefit cost for the domestic retirement and postretirement plans for the years ended December 31 are as follows:

	Retirement Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.20%	5.97%	5.88%	6.20%	5.97%	5.88%
Return on assets	9.00%	9.00%	9.00%	—	—	—
Salary progression	4.25%	4.25%	4.25%	—	—	—
Initial trend rate	—	—	—	10.00%	11.00%	12.00%
Ultimate trend rate	—	—	—	9.00%	9.00%	9.00%
Years to ultimate trend	—	—	—	1	2	3

At December 31, 2008, the Company’s expected long-term return on assets assumption, which will impact the periodic pension cost in 2009, was 8.20%. The return on assets reflects the long-term rate of return on plan assets expected to be realized over a ten-year or longer period. As such, it will normally not be adjusted for short-term trends in the stock or bond markets. In addition, the rate of return will reflect the investment allocation currently used to manage the pension portfolio. The Company’s long-term annual rate of return pension assumption is based upon the current portfolio allocation, long-term rates of return for similar investment vehicles and economic and other indicators of future performance.

Assumed healthcare cost trend rates can have an effect on the amounts reported as expense for the post-retirement healthcare plan. There were no ultimate trend rates used in the assumptions as of December 31, 2008, as the post retirement plans are closed as to any new retirees and the benefit reimbursements are fixed at the time of retirement. As a result, a one-percentage point change in the assumed healthcare cost trend rates would not have any effect on total service and interest cost components or on the post retirement benefit obligation.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $34.7 million, $34.6 million and $19.7 million as of December 31, 2008 and $30.4 million, $30.3 million, and $28.9 million as of December 31, 2007, respectively.

Benefits expected to be paid to participants under the Company’s defined benefit pension plans are $2.2 million in 2009, $2.3 million in 2010, $2.5 million in 2011, $2.5 million in 2012, $2.5 million in 2013 and $14.1 million between 2014 and 2018.

Under the Company’s postretirement plans, expected benefit payments are $21 thousand in 2009, $21 thousand in 2010, $20 thousand in 2011, $19 thousand in 2012, $19 thousand in 2013 and $84 thousand between 2014 and 2018.

Target and actual allocations of the Company’s domestic pension plan assets by category of investment are as follows:

		Actual Allocation
		at December 31,
Asset Category	Target Allocation	2008	2007

Equity securities	56%	50%	56%
Hedge funds	10%	13%	10%
Debt securities	34%	37%	34%

Total	100%	100%	100%

Equity and debt securities are invested in a combination of U.S. and international investments, which are valued using quoted market prices. The hedge funds invest in a number of different hedge products with the ultimate goal of providing solid performance without increasing overall market risk. The market value of the hedge fund investments is based on the reported net asset value of the underlying funds at the end of the period. The pension plan assets do not include any shares of the Company’s common stock. An outside investment advisor is utilized to manage and act as trustee for the Company’s pension plan assets. The Company’s strategy is to invest in diverse asset classes to minimize risk and maintain liquidity to ensure adequate asset values to meet ongoing benefit obligations.

It is the Company’s policy to make contributions to its qualified retirement plans sufficient to meet the minimum funding requirements of applicable laws and regulations. During 2009, the Company estimates that pension contributions will be $2.7 million. The increased level of contributions over 2008 reflects the decline in the market value of pension plan assets and the elimination of a credit for surplus contributions made in past years. The Company has determined that it does not qualify for a reduction in pension plan funding requirements in 2008 or 2009 under the pension funding relief section of HR 7327, as it does not meet the funded liability percentage requirements contained in the legislation during the period 2004 through 2007.

During the first quarter of 2009, the Company’s Board of Directors voted to cease all benefit accruals effective as of March 31, 2009 for all non-collective bargaining participants in the Company’s domestic pension plan as an additional cost savings measure. As a result, no new participants will be added to the plan and vested benefits of active participants will be frozen. This is not a termination of the plan and the cessation of benefits can be reversed at any time by vote of the Board of Directors. In addition, effective March 31, 2009 all future benefit accruals will cease under the Company’s supplemental executive retirement plan. The Company’s Chief Executive Officer is the sole current employee participating in the plan. These actions are expected to lower the 2009 net periodic benefit cost by approximately $0.5 million and the estimated pension contribution in 2009 by approximately $0.5 million.

401(k) Investment Plan:  Under the Company’s 401(k) Plan, substantially all of the Company’s domestic non-union employees and certain union employees are eligible to contribute a portion of their salaries into various investment options, which include the Company’s common stock. The Company matches a percentage of the amounts contributed by the employees. The Company’s matching contributions were $0.4 million in 2008 and $0.5 million in both 2007 and 2006.

Foreign Plans:  The Company has defined-benefit plans and/or termination indemnity plans covering substantially all of its eligible foreign employees. Benefits under these plans are based on years of service and final average compensation levels. Funding is limited to statutory requirements. The Company uses December 31 as the measurement date for the plans in Mexico and November 30 for the plan in Europe.

Components of net foreign plan periodic benefit cost for the three years ended December 31 are as follows:

	2008	2007	2006
	(in thousands)

Service cost	$238	$259	$245
Interest cost	287	322	317
Curtailment (gain)	—	(181)	—
Expected return on plan assets	(179)	(166)	(174)
Amortization of net loss (gain)	3	4	(12)

Net periodic benefit cost	$349	$238	$376

The curtailment gain in 2007 resulted from headcount reductions primarily at our Mexico City, Mexico facility.

The Company also participates in foreign multi-employer pension plans. Pension expense for these plans was $1.3 million, $1.1 million and $1.0 million for the three years ended December 31, 2008, 2007 and 2006, respectively.

The following tables set forth the combined funded status of the foreign plans and amounts recognized in the consolidated balance sheet at December 31:

	2008	2007
	(in thousands)

Change in benefit obligation:
Benefit obligation at January 1	$3,793	$4,097
Service cost	238	259
Interest cost	287	322
Curtailment (gain)	—	(307)
Actuarial (gain)	(657)	(240)
Plan change	—	(122)
Foreign exchange impact	(310)	46
Actual gross benefits paid	(2,220)	(262)

Benefit obligation at December 31	1,131	3,793

Change in plan assets:
Fair value of plan assets at January 1	2,331	1,905
Actual income on plan assets	112	117
Company contributions	463	534
Foreign exchange impact	(151)	37
Actual gross benefits paid	(2,220)	(262)

Fair value of plan assets at December 31	535	2,331

Benefit obligation (in excess of) plan assets at December 31	(596)	(1,462)
Unrecognized net (gain) loss	(418)	80

Net amount recognized	$(1,014)	$(1,382)

Amounts recognized in consolidated balance sheet:
Long-term pension asset	$—	$—
Accrued benefit liability	(596)	(1,462)
Accumulated other comprehensive (gain) loss	(418)	80

Net amount recognized	$(1,014)	$(1,382)

The accumulated other comprehensive (gain) loss of $(418) thousand and $80 thousand at December 31, 2008 and 2007, respectively, reflects net actuarial (gains) losses.

Assumptions used in the determination of the foreign retirement benefit obligation at December 31, 2008 were a discount rate of 6.25%, long-term rate of return of 4.0% and salary progression of 3.0% in Europe and a discount rate of 8.94%, long-term rate of return of 8.94% and salary progression of 5.3% in Mexico. The assumptions used in the determination of the foreign retirement benefit obligation at December 31, 2007 were a discount rate of 5.25%, long-term rate of return of 4.0% and salary progression of 3.0% in Europe and a discount rate of 8.5%, long-term rate of return of 9.0% and salary progression of 4.75% in Mexico. The assumptions used in the determination of the foreign retirement benefit obligation at December 31, 2006 were a discount rate of 4.25%, long-term rate of return of 4.0% and salary progression of 2.5% in Europe and a discount rate of 9.0%, long-term rate of return of 10.0% and salary progression of 5.0% in Mexico.

The assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2008 were a discount rate of 5.25%, an expected rate of return of 4.0% and salary progression of 3.0% in Europe and a discount rate of 8.5%, an expected rate of return of 9.0% and salary progression of 4.75% in Mexico. Assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2007 were a discount rate of 4.25%, an expected rate of return of 4.0% and salary progression of 2.5% in Europe and a discount rate of 9.0%, an expected rate of return of 10.0% and salary progression of 5.0% in Mexico. The assumptions used in the determination of the net periodic benefit cost for the foreign retirement plans for the year ended December 31, 2006 were a discount rate of 4.25%, an expected rate of return of 4.0% and salary progression of 2.5% in Europe and a discount rate of 9.0%, an expected rate of return of 10.0% and salary progression of 5.0% in Mexico.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension plans with accumulated benefit obligations in excess of plan assets were $1.1 million, $0.8 million, and $0.5 million at December 31, 2008 and $3.8 million, $3.2 million and $2.3 million at December 31, 2007, respectively.

Company contributions to foreign plans in 2009 are estimated to be $0.2 million.

The increase in pension benefits paid in 2008 reflects lump sum distributions to several executives in Mexico upon their retirement. Benefits expected to be paid to participants under the Company’s foreign defined benefit pension plans are $62 thousand in 2009, $42 thousand in 2010, $16 thousand in 2011, $14 thousand in 2012, $37 thousand in 2013 and $333 thousand between 2014 and 2018.

Assets of the Company’s foreign pension plans and target allocations by category of investment are as follows:

		Actual Allocation at
		December 31,
Asset Category	Target Allocation	2008	2007

Equity securities	0%	0%	0%
Debt securities	100%	100%	100%

Total	100%	100%	100%

The assets in the European pension plan are invested in insurance contracts while assets in the Mexican plans are invested in a mutual fund of government-backed securities. These investments are considered low risk.

Note 11 — Arbitration Earn-Out Decision

Background.  Pursuant to an Agreement and Plan of Merger, dated July 23, 1998 (the “EVAP Agreement”) among Proliance International, Inc., EI Acquisition Corp., EVAP, Inc., and Paul S. Wilhide, Proliance (through an acquisition subsidiary) acquired from Mr. Wilhide all of the common stock of EVAP. The consideration for this transaction was the payment of $3.0 million in cash, the issuance of 30,000 shares of Series B Convertible Redeemable Preferred Stock of Proliance (the “Series B Preferred Stock”) with an aggregate liquidation preference of $3.0 million, and the potential for an “earn-out” to Mr. Wilhide based on a calculation relating to EVAP’s financial performance during the years 1999 and 2000 that would, in whole or in part, take the form of an increase in the liquidation preference of the Series B Preferred Stock. There was a dispute between Proliance and Mr. Wilhide relating to the calculation of the earn-out. Mr. Wilhide claimed that the value of his earn-out was $3.75 million, while Proliance claimed that Mr. Wilhide was not entitled to any earn-out. An arbitration concerning the appropriate earn-out was held in early 2007 before a representative of Ernst & Young’s Dallas, Texas office.

Arbitrator Decision.  On June 29, 2007, the arbitrator determined that Mr. Wilhide was entitled to an earn-out of $3.2 million. In accordance with the EVAP Agreement, this earn-out was paid by increasing the liquidation preference of the 12,781 then outstanding shares of Series B Preferred Stock held by Mr. Wilhide, after prior conversions, from $100.00 per share (representing an aggregate liquidation preference of $1.3 million) to $348.3727 per share (or an aggregate liquidation preference of $4.5 million).

Waiver of Conversion Cap.  Under Section 3(b) of Proliance’s Certificate of Designations of Series B Preferred Stock (i) the Series B Preferred Stock is convertible into Proliance common stock based upon the liquidation preference of the shares being converted divided by the market value of Proliance common stock at the time of conversion, and (ii) the aggregate number of shares of Proliance common stock to be issued upon conversion of Series B Preferred Stock may not exceed 7% of the total number of shares of common stock outstanding, after giving effect to the conversion (the “Conversion Cap”), unless Proliance waives such Conversion Cap. On June 27, 2007, Proliance, by action of its Board of Directors, waived the Conversion Cap.

Financial Impact.  As a result of the waiver of the Conversion Cap described above, the full amount of the earn-out determined to be payable by the arbitrator was paid in additional liquidation preference on the Series B Preferred Stock (or ultimately in shares of Proliance common stock upon Mr. Wilhide’s conversion of his shares of Series B Preferred Stock), and no portion of that amount was paid by Proliance in cash. In addition, Mr. Wilhide was entitled to payment in cash of dividends he would have received on his Series B Preferred Stock as if the earn-out took place in April 2000. These additional dividends, plus interest and an increased cash bonus payment due to Mr. Wilhide, required Proliance to pay Mr. Wilhide in cash the sum of $1.3 million in July 2007. The earn-out of $3.1 million, the interest on unpaid dividends of $0.2 million and the bonus payment of $28 thousand were charged to operating results during the year ended December 31, 2007. The additional dividends of $1.1 million were deducted from Shareholders’ Equity at December 31, 2007. As part of its decision, the arbitrator required Mr. Wilhide to reimburse Proliance for arbitration expenses in the amount of $0.2 million, which amount was recorded as a reduction of operating expense during the year ended December 31, 2007.

Note 12 –	Stock Compensation Plans

Stock Options:  At December 31, 2008, the Company had three stock option plans (Equity Incentive Plan, 1995 Stock Plan and Non-Employee Directors Stock Option Plan) under which key employees and directors have been granted options to purchase Proliance common stock. At the Company’s annual stockholders’ meeting held on July 22, 2005, stockholders approved the Company’s Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan became operative immediately after the merger. The Incentive Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units, deferred shares and units, stock appreciation rights and other equity-linked awards, payable in cash or in shares of the Company’s common stock. Under the Incentive Plan equity-based awards up to 1.4 million shares of the Company’s common stock may be granted. Awards under the Incentive Plan can be made to directors, officers or other key employees. Under the Incentive Plan, up to 200,000 shares may be utilized for grants to non-employee directors. As of December 31, 2008 and 2007, respectively, 644,423 and 177,500 common shares were reserved for stock options granted under the Equity Incentive Plan.

No new awards may be granted under either the 1995 Stock Plan or the Directors Plan, which both expired in September 2005. Under the 1995 Stock Plan (the “Stock Plan”), options were granted to key employees at fair market value on the date of grant and were exercisable at the rate of 25% one year from the date of grant, 50% two years from the date grant, 75% three years from the date of grant, and 100% four years from the date of grant. As a result of the Modine merger, all unvested outstanding options as of July 22, 2005 became fully vested. Options granted under the Stock Plan expire ten years from the date of the grant. At December 31, 2008 and 2007 respectively, 309,777 and 339,777 common shares were reserved for stock options granted under the 1995 Stock Plan.

The Directors Plan provided for the issuance of options to directors at the fair market value of the common stock on the date of grant. Each option granted under the Directors Plan was exercisable 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant. Options granted under the Directors Plan expire ten years from the date of grant. At both December 31, 2008 and 2007, 30,800 common shares were reserved for stock options granted under the Directors Plan.

Information regarding the Stock Plan, the Directors Plan and Incentive Plan is as follows:

		Option Price Range
	Number of		Weighted
Stock Plan	Options	Low	Average	High

Outstanding at December 31, 2005	534,359	$2.56	$4.02	$5.88
Cancelled	(74,333)	2.56	3.82	4.72

Outstanding at December 31, 2006	460,026	2.56	4.05	5.88
Exercised	(10,000)	2.56	2.56	2.56
Cancelled	(110,249)	3.20	4.35	5.88

Outstanding at December 31, 2007	339,777	2.56	3.99	5.25
Cancelled	(30,000)	4.65	4.69	4.72

Outstanding at December 31, 2008	309,777	$2.56	$3.93	$5.25

Exercisable at December 31, 2008	309,777	$2.56	$3.93	$5.25

		Option Price Range
	Number of		Weighted
Directors Plan	Options	Low	Average	High

Outstanding at December 31, 2005	36,800	$2.70	$4.61	$5.50
Cancelled	0	—	—	—

Outstanding at December 31, 2006	36,800	2.70	4.61	5.50
Cancelled	(6,000)	2.70	4.61	5.50

Outstanding at December 31, 2007	30,800	2.70	4.61	5.50
Cancelled	0	—	—	—

Outstanding at December 31, 2008	30,800	$2.70	$4.61	$5.50

Exercisable at December 31, 2008	30,800	$2.70	$4.61	$5.50

		Option Price Range
	Number of		Weighted
Equity Incentive Plan	Options	Low	Average	High

Outstanding at December 31, 2005	56,400	$7.75	$9.70	$11.75
Granted	140,337	5.27	5.27	5.27
Cancelled	(16,779)	5.27	5.27	5.27

Outstanding at December 31, 2006	179,958	5.27	6.66	11.75
Granted	25,000	2.90	2.90	2.90
Cancelled	(27,458)	5.27	5.27	5.27

Outstanding at December 31, 2007	177,500	2.90	6.34	11.75
Granted	572,000	1.20	1.80	2.80
Cancelled	(105,077)	2.80	6.75	11.75

Outstanding at December 31, 2008	644,423	$1.20	$2.25	$5.27

Exercisable at December 31, 2008	48,958	$2.90	$4.97	$5.27

The total intrinsic value of the options exercised during the year ended December 31, 2007 under the Stock Plan was $24 thousand. There were no other option exercises under the three Company plans during the three years ended December 31, 2008.

The weighted average remaining term of all options outstanding at December 31, 2008, 2007 and 2006 was 7.0 years, 4.7 years and 5.6 years, respectively. The intrinsic value of options outstanding at December 31, 2008, 2007 and 2006 was $0, $0 and $0.3 million, respectively.

Total stock options exercisable at December 31, 2008, 2007 and 2006 under the three Company plans were 389,535, 450,995 and 553,226, respectively. The weighted average remaining term of options exercisable at December 31, 2008, 2007 and 2006 was 3.6 years, 3.9 years and 4.8 years, respectively. The intrinsic value of options exercisable at December 31, 2008, 2007 and 2006 was $0, $0 and $0.3 million, respectively. The total weighted average grant date fair value of options granted in the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $0.1 million and $0.7 million, respectively. The fair value of options vesting during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.1 million and $0.0 million, respectively.

Stock-based compensation expense associated with outstanding stock options, which was included in selling, general and administrative expenses, was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively

At December 31, 2008 there was $0.5 million of unrecognized stock-based compensation expense for 2008, 2007, and 2006 stock option grants which will be written off over the remaining portion of the grants’ vesting periods, which are between 14 months and 43 months.

Stock-based compensation expense was calculated using the following assumptions for the years ended December 31:

	2008	2007	2006

Expected volatility	50.3%-52.9%	51.21%	52.94%
Risk-free interest rate	4.39%-4.45%	5.09%	4.50%
Expected life	6 years	6 years	6 years
Dividend	-0-	-0-	-0-

Restricted Stock:  Restricted stock activity during the three years ended December 31 was as follows:

		Grant Date Fair Value
	Number of		Weighted
	Shares	Low	Average	High

Balance at December 31, 2005	—	$—	$—	$—
Granted	56,138	5.27	5.27	5.27
Cancelled	(6,712)	5.27	5.27	5.27

Balance at December 31, 2006	49,426	5.27	5.27	5.27
Granted	40,491	2.35	3.54	4.24
Vested	(12,350)	5.27	5.27	5.27
Cancelled	(8,237)	5.27	5.27	5.27

Balance at December 31, 2007	69,330	2.35	4.26	5.27
Granted	5,000	1.20	1.20	1.20
Vested	(28,166)	2.35	3.71	5.27
Cancelled	(3,049)	5.27	5.27	5.27

Balance at December 31, 2008	43,115	$1.20	$4.19	$5.27

Stock-based compensation expense for outstanding restricted stock grants, which is included in selling, general and administrative expenses, was $0.1 million for each of the three years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, there was $0.1 million of unrecognized stock-based compensation expense for 2008, 2007 and 2006 restricted stock grants which will be written off over the remaining vesting periods of the grants which are between 3 months and 31 months.

Performance Restricted Stock:  There were no outstanding performance restricted stock awards at December 31, 2008, 2007 and 2006.

On May 3, 2007, the Company granted 232,600 shares of performance restricted stock under the Incentive Plan. These shares would vest over a three-year period; however they would be forfeited if pre-determined targets for both net income and cash flow from operations during 2007 were not achieved. Results for the three months ended September 30, 2007 included a $44 thousand reduction of compensation expense to reflect the reversal of expense recorded in the first and second quarters of 2007, as management determined that it was likely that the net income and cash flow targets for 2007 would not be achieved. All outstanding performance restricted shares under the grant were cancelled as of December 31, 2007.

On June 4, 2007, the Company granted 15,000 shares of performance restricted stock under the Incentive Plan. These shares would vest over a three-year period; however they would be forfeited if the pre-determined targets for both net income and cash flow from operations during 2007, established for the May 3, 2007 performance stock grant, were not achieved. Results for the three months ended September 30, 2007 included a $1 thousand reduction of compensation expense to reflect the reversal of expense recorded in the second quarter of 2007, as management determined that it was likely that the net income and cash flow targets for 2007 would not be achieved. All outstanding performance restricted the shares under this grant were cancelled as of December 31, 2007.

On March 2, 2006, the Board of Directors granted 168,414 shares of performance restricted stock under the Incentive Plan. These shares would vest in four equal annual installments on the anniversary date of the grant; however, these shares would be forfeited if certain pre-established net income and cash flow targets for 2006 were not achieved. In the third quarter of 2006, management determined that it would not achieve the net income target for 2006, resulting in an adjustment of $41 thousand to compensation expense recorded in the first and second quarters of 2006. During the fourth quarter of 2006, management determined that it would not achieve the cash flow from operations target for 2006, resulting in an adjustment of $47 thousand to compensation expense recorded during the nine months ended September 30, 2006. All outstanding shares of performance restricted stock under these grants were cancelled as of December 31, 2006.

Note 13 –	Income Taxes

The provision for (benefit from) income taxes for the three years ended December 31 is as follows:

	2008	2007	2006
	(in thousands)

Current:
Federal	$—	$—	$—
Foreign	1,679	2,016	1,203
State and local	106	(75)	7

Total current	1,785	1,941	1,210

Deferred:
Federal	(6,557)	(4,583)	(3,570)
Foreign	297	(210)	510
State and local	(1,520)	356	(153)
Valuation allowance	8,077	4,228	3,723

Total deferred	297	(209)	510

Provision for income taxes	$2,082	$1,732	$1,720

A reconciliation of the provision for (benefit from) income taxes at the Federal statutory rate of 34% to the reported provision for (benefit from) income taxes in 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(in thousands)

(Benefit) computed at the Federal statutory rate	$(673)	$(5,125)	$(5,554)
State and local income taxes, net of Federal income tax benefit	(933)	185	(148)
Foreign tax rate differential	(379)	630	110
Permanent difference-arbitration earn-out decision	—	1,079	—
Permanent differences — other	39	53	132
Valuation allowance included in provision	4,129	4,228	7,180
Other	(101)	682	—

Provision for income taxes	$2,082	$1,732	$1,720

Significant components of deferred income tax assets and liabilities as of December 31 are as follows:

	2008	2007
	(in thousands)

Deferred tax assets:
Pensions	$5,899	$1,258
Postretirement benefits	88	85
Inventories	—	66
Allowance for bad debts	368	1,218
Self-insurance reserves	487	514
Warranty reserves	917	1,238
Accrued vacation	1,099	1,139
Federal and state net operating loss	30,469	25,429
Deferred charges	588	146
Depreciation	1,575	2,878
Foreign tax credit	1,574	1,574
Other	43	897
Valuation reserve	(39,743)	(31,666)

Total deferred tax assets	3,364	4,776

Deferred tax liabilities:
Inventories	(1,296)	(1,419)
Other	—	(52)

Total deferred tax liabilities	(1,296)	(1,471)

Net deferred tax assets	$2,068	$3,305

The net deferred tax assets at December 31, 2008 and 2007 relate to the foreign operations and management believes that it is more likely than not that the deferred tax assets will be realized. Included in other assets on the consolidated balance sheet at December 31, 2008 and 2007 was $3.2 million and $4.7 million, respectively, of deferred tax assets associated with foreign operations.

The Company’s federal net operating loss carry-forwards at December 31, 2008 of approximately $80.1 million expire beginning in 2024 through 2028. The net deferred losses prior to the merger of $10.2 million are subject to limitation under Internal Revenue Code Section 382 of $1.9 million per year.

At this time, the statute of limitation is still open for a potential audit of the Company’s 2005 through 2008 Federal U.S. income tax returns. Similarly, depending on the state, the open years for a U.S. state income tax audit are 2005 through 2008. In Mexico, tax years 2003 through 2008 are subject to review by local authorities. For the Company’s European operations, the years subject to audit range from 1999 through 2008, depending on the country. In conjunction with the 2005 Modine Aftermarket merger, the Company entered into a Tax Sharing Agreement with Modine, through which Modine retained the liability for adjustments to the acquired business, U.S. and foreign, for any periods prior to the merger.

The valuation reserve related to the deferred tax asset generated by the minimum pension liability at December 31, 2008, 2007 and 2006 was $6.7 million, $1.7 million and $1.5 million, respectively. The benefit from the reversal of the valuation allowance related to the minimum pension liability will be recorded in other comprehensive income as it is realized.

The earnings of foreign subsidiaries are considered permanently reinvested in the foreign operations, unless they can be repatriated with little or no income tax consequences. As a result, no provision has been made for U.S. taxes related to these subsidiaries.

(Loss) income before income taxes from United States and foreign sources for the three years ended December 31 is as follows:

	2008	2007	2006
	(in thousands)

United States	$(8,907)	$(19,153)	$(21,051)
Foreign	6,927	4,081	4,716

Loss before income taxes	$(1,980)	$(15,072)	$(16,335)

Note 14 –	Loss Per Share

The computation of basic and diluted loss per common share for the three years ended December 31 is as follows:

	2008	2007	2006
	(in thousands, except per share amounts)

Numerator:
Net loss	$(4,062)	$(16,804)	$(18,055)
Less: preferred stock dividends	(173)	(1,268)	(64)

Net loss attributable to common stockholders — basic	(4,235)	(18,072)	(18,119)
Add back: preferred stock dividend	—	—	—

Net loss attributable to common stockholders — diluted	$(4,235)	$(18,072)	$(18,119)

Denominator:
Weighted average common shares — basic	15,748	15,368	15,254
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted stock	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of preferred stock	—	—	—

Weighted average common shares — diluted	15,748	15,368	15,254

Basic and diluted loss per common share	$(0.27)	$(1.18)	$(1.19)

Outstanding stock options with an exercise price above the average market price for the period are excluded from the diluted income per share calculation. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes all stock options and warrants are exercised and the hypothetical proceeds from exercise are used to re-purchase the Company’s common stock at the average market price during the period. The difference between the shares issued upon the exercise and the hypothetical number of shares re-purchased is included in the denominator of the diluted income per share calculation.

The weighted average basic common shares outstanding were used in the calculation of the diluted loss per common share for the years ended December 31, 2008, 2007 and 2006 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the net loss per share.

Note 15 – Commitments and Contingencies

Leases:  The Company’s operating leases primarily relate to manufacturing and distribution facilities and equipment, which expire between 2009 and 2015. A number of leases require that the Company pay certain executory costs (taxes, insurance and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases approximated $8.1 million in 2008, $10.1 million in

2007 and $9.6 million in 2006. The lower level of rental expense in 2008 reflects the closure of branch locations during 2007 and 2008.

Future minimum annual rental payments under non-cancelable operating leases as of December 31, 2008 were as follows: $6.2 million in 2009, $5.0 million in 2010, $3.8 million in 2011, $2.5 million in 2012, $0.8 million in 2013 and $0.3 million thereafter.

Insurance:  The Company is self-insured for domestic healthcare, workers compensation, general liability and product liability claims up to predetermined amounts above which third party insurance applies. The Company has reserved approximately $1.4 million and $2.2 million to pay such claims as of December 31, 2008 and 2007, respectively. These reserves include amounts for incurred but not reported claims.

Product Warranties:  The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. The future warranty costs are estimated based on the best information available using statistical analysis of both historical and current claim data. During 2006, the Company initiated changes to its warranty policy relating to the products and period which would be covered by the warranty, resulting in a reduction in the required end of year accrual balances.

Changes in the warranty liability for the years ended December 31 are as follows:

	2008	2007	2006
	(in thousands)

Balance at beginning of year	$778	$1,706	$2,492
(Reversal) accrual of expense	(627)	(440)	305
Settlements made	(33)	(488)	(1,091)

Balance at end of year	$118	$778	$1,706

Legal Proceedings:  Various legal actions are pending against or involve the Company in the ordinary course of business with respect to such matters as product liability, casualty, environmental and employment-related claims.

As disclosed in Note 11, on June 29, 2007 the Company received an arbitration decision in the dispute concerning the “earn-out” payment associated with the July 23, 1998 purchase of EVAP, Inc.

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

In conjunction with the Modine Aftermarket merger in July 2005, Modine retained the environmental liability for environmental remediation of soil and groundwater contamination at the Mill facility in The Netherlands, which existed at the time of the merger. As part of the agreement to sell the Company’s Heavy Duty OEM business to Modine in March 2005, the Company retained responsibility for any environmental remediation which would result from contamination existing on the date of the sale at the Company’s former facility in Jackson, Mississippi, which was included in the transaction.

Note 16 –	Supplemental Cash Flow Information

Supplemental cash flow information for the three years ended December 31 is as follows:

	2008	2007	2006
	(in thousands)

Non-cash change in operating assets and liabilities:
Vendor advance offset to accounts payable	$—	$4,405	$—
Non-cash investing and financing activity:
Entered into capital lease obligation	$2,176	$—	$317
Value of common stock warrants issued and increase of deferred debt costs	$3,040	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,488	$12,645	$10,406
Cash paid for income taxes	$1,883	$1,511	$1,348

Note 17 –	Business Segments

The Company is organized into two reporting segments, based upon the geographic area served — Domestic and International. The Domestic marketplace supplies heat exchange and air conditioning products to the automotive and light truck aftermarket and heat exchange products to the heavy duty aftermarket in the United States and Canada. The International segment includes heat exchange and air conditioning products for the automotive and light truck aftermarket and heat exchange products for the heavy duty aftermarket in Mexico, Europe and Central America. Each product group within the Domestic segment constitutes an operating segment and have been aggregated for reporting business segment information.

The Company evaluates the performance of its segments and allocates resources accordingly based on operating income (loss) before interest and taxes. Intersegment sales are recorded at cost plus a normal manufacturing profit margin.

The tables below set forth information about the reported segments for the three years ended December 31:

	Net Sales			Operating Income (Loss)
	2008	2007	2006	2008	2007	2006
	(in thousands)			(in thousands)

Domestic segment	$227,876	$286,665	$321,256	$18,285	$7,214	$2,673
International segment	122,191	107,277	94,839	5,662	3,464	2,850
Inter-segment sales:
Domestic segment	3,155	4,023	4,012	—	—	—
International segment	20,136	16,986	24,793	—	—	—
Elimination of inter-segment sales	(23,291)	(21,009)	(28,805)	—	—	—
Corporate expenses	—	—	—	(7,334)	(7,847)	(10,630)
Arbitration earn-out decision	—	—	—	—	(3,174)	—

Consolidated total	$350,067	$393,942	$416,095	$16,613	$(343)	$(5,107)

				Depreciation and
	Restructuring Charges			Amortization Expense
	2008	2007	2006	2008	2007	2006
	(in thousands)				(in thousands)

Domestic segment	$172	$3,891	$2,235	$8,722	$7,954	$5,636
International segment	—	226	894	1,010	916	613

Consolidated total	$172	$4,117	$3,129	$9,732	$8,870	$6,249

	Total Assets			Long Lived Assets			Capital Expenditures
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in thousands)			(in thousands)			(in thousands)

Domestic segment	$128,488	$144,766	$163,507	$19,380	$19,269	$22,252	$3,535	$1,832	$6,391
International segment	58,717	64,127	60,855	2,506	1,895	1,624	1,621	1,186	1,178

Consolidated total	$187,205	$208,893	$224,362	$21,886	$21,164	$23,876	$5,156	$3,018	$7,569

Included in the Domestic segment operating income (loss) table above, for the year ended December 31, 2008 is income of $15.3 million resulting from the Southaven Casualty Event which partially offset the impact of lost sales and expenses incurred as a result of the Southaven Casualty Event.

Trade sales by the Company’s product lines for the three years ended December 31 are as follows:

	2008	2007	2006
	(in thousands)

Automotive and light truck aftermarket heat exchange products	$215,644	$257,358	$264,703
Automotive and light truck aftermarket temperature control products	38,291	46,796	63,832
Heavy duty aftermarket heat exchange products	96,132	89,788	87,560

Trade sales of continuing operations	$350,067	$393,942	$416,095

In 2008, 2007 and 2006 sales to Autozone accounted for approximately 8%, 10% and 13% of consolidated net sales, respectively. These sales were in the Domestic segment. No other customer individually represented more than 10% of net trade sales in any of the years reported.

The principal raw materials used by the Company in its Domestic and International segments are copper, brass and aluminum. Although these materials are available from a number of vendors, the Company has chosen to concentrate its sources with a limited number of long-term suppliers. The Company believes this strategy results in purchasing and operating economies.

Note 18 –	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)

Net sales	$76,540	$102,154	$95,387	$75,986
Gross margin	$11,082	$20,540	$19,714	$14,060
Net (loss) income	$(6,176)	$521	$1,418	$175
Basic net (loss) income per common share	$(0.40)	$0.03	$0.09	$0.01
Diluted net (loss) income per common share	$(0.40)	$0.03	$0.07	$0.01

	Year Ended December 31, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share amounts)

Net sales	$91,938	$102,414	$115,333	$84,257
Gross margin	$17,358	$21,252	$27,218	$17,151
Net (loss) income	$(6,332)	$(6,234)	$129	$(4,367)
Basic net (loss) income per common share	$(0.42)	$(0.48)	$0.01	$(0.28)
Diluted net (loss) income per common share	$(0.42)	$(0.48)	$0.01	$(0.28)

During 2008, restructuring expenses were $0.2 million in the first quarter and zero in the second, third and fourth quarters. Restructuring expenses for 2007 were $0.3 million — 1st quarter; $1.0 million — 2nd quarter; $1.9 million — 3rd quarter and $0.9 million — 4th quarter.

Note 19 —	Subsequent Events

On January 5, 2009, the Company entered into the Fifteenth Amendment (the “Fifteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Fourteenth Amendment to January 5, 2009 regarding the Southaven Insurance Proceeds Reserve with January 20, 2009.

The Company entered into the Sixteenth Amendment (the “Sixteenth Amendment”) of the Silver Point Agreement on January 16, 2009. The Sixteenth Amendment replaced the references contained in the Fifteenth Amendment to January 20, 2009 regarding the Southaven Insurance Proceeds Reserve with February 6, 2009 and extended the requirement to have interest rate protection by January 31, 2009 to February 27, 2009.

The Seventeenth Amendment (the “Seventeenth Amendment”) of the Silver Point Agreement, signed on February 5, 2009, replaced the references contained in the Sixteenth Amendment to February 6, 2009 regarding the Southaven Insurance Proceeds Reserve with February 17, 2009.

On February 17, 2009, the Company entered into the Eighteenth Amendment (the “Eighteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Seventeenth Amendment to February 17, 2009 regarding the Southaven Insurance Proceeds Reserve with February 24, 2009.

On February 23, 2009, the Company entered into the Nineteenth Amendment (the “Nineteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Eighteenth Amendment to February 24, 2009 regarding the Southaven Insurance Proceeds Reserve with March 3, 2009 and extended the requirement to have interest rate protection by February 27, 2009 to March 31, 2009. In addition, the Nineteenth Amendment amended the Silver Point Agreement relating to the concentration of Certain Eligible Accounts, as defined in the Silver Point Agreement, by adding NAPA.

The Twentieth Amendment (the “Twentieth Amendment”) of the Silver Point Agreement, signed on March 3, 2009, replaced the references contained in the Nineteenth Amendment to March 3, 2009 regarding the Southaven Insurance Proceeds Reserve with March 10, 2009.

The Twenty-First Amendment (the “Twenty-First Amendment”) of the Silver Point Agreement, signed on March 10, 2009, replaced the references contained in the Twentieth Amendment to March 10, 2009 regarding the Southaven Insurance Proceeds Reserve with March 17, 2009.

The Twenty-Second Amendment (the “Twenty-Second Amendment”) of the Silver Point Agreement was signed as of March 17, 2009. Pursuant to the Twenty-Second Amendment, and upon the terms and subject to the conditions thereof, the Borrowing Base definition in Section 1.1 was amended by replacing the reference to “Southaven Insurance Proceeds Reserve” with “Waiver Reserve”. The Southaven Insurance Proceeds Reserve required by the Silver Point Agreement has been replaced by a Waiver Reserve in the amount of $2,500,000 which would be increased to $7,500,000 on the earliest of

(x) an Event of Default, and (y) March 24, 2009. The Twenty-Second Amendment also contained a waiver of the Events of Default resulting from the explanatory paragraph in the accountants’ opinion for the year ended December 31, 2008 and the financial covenant violations for the US and consolidated senior leverage ratio and the NRF operating lease amount for the year ended December 31, 2008. In addition the Lenders agreed to continue to provide funds under the Silver Point Agreement during a Forbearance Period and to forbear from exercising any Remedies during the Forbearance Period as a result of any non compliance with the financial covenants for the periods ending March 31, 2009. The Forbearance Period commences on March 17, 2009 and continues until the earlier of (i) the occurrence of an Event of Default, other than from a violation of the financial covenants, and (ii) May 15, 2009. In connection with the Twenty-Second Amendment, the Company was charged an amendment fee of $440,000, $420,000 of which will be added to the outstanding balance of the term loan and the remainder will be paid in cash.

SCHEDULE II

Proliance International, Inc.
Valuation and Qualifying Accounts

	Balance at	Charged to				Balance at
	Beginning of	Costs and				End of
	Period	Expenses	Write-Offs	Other		Period
	(in thousands)

Year Ended December 31, 2008
Allowance for doubtful accounts	$4,601	$1,610	$(2,000)	$(273	)(a)	$3,938
Allowance for excess/slow moving inventory	5,165	227	(1,321)	(192	)(a)	3,879
Tax valuation reserve	31,666	8,077	—	—		39,743
Year Ended December 31, 2007
Allowance for doubtful accounts	$5,543	$515	$(1,567)	$110	(a)	$4,601
Allowance for excess/slow moving inventory	8,609	923	(4,490)	123	(a)	5,165
Tax valuation reserve	27,233	4,228	—	205	(b)	31,666
Year Ended December 31, 2006
Allowance for doubtful accounts	$5,391	$2,616	$(2,554)	$90	(a)	$5,543
Allowance for excess/slow moving inventory	11,575	2,441	(5,517)	110	(a)	8,609
Tax valuation reserve	24,285	3,723	—	(775	)(b)	27,233

(a)	Represents changes in foreign currency translation rates.

(b)	Represents adjustment in minimum pension liability.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

During 2005, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. As the Company was not classified as an accelerated filer as of June 30, 2008, it only has to be compliant with the Section 404 management’s internal control certification requirements as of the end of 2008.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on the Company’s evaluation under the frameworks described above, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Portions of the information required by this item are included in Part I of this Report. Other information required by this item will be contained in the Company’s 2009 Proxy Statement under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Board Information and Committees” and “Proposal 1: Election of Directors” and are incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the Company’s 2009 Proxy Statement under the headings “Compensation Disclosure Tables”, “Executive Contracts and Severance and Change of Control Arrangements”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Directors Compensation” is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2009 Proxy Statement under the headings “Which stockholders own at least 5% of Proliance?”, “How much stock is owned by directors and executive officers?” and “Table IV Equity Compensation Plan Information” are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s 2009 Proxy Statement under the heading “Additional Information-Certain Transactions” and “Board Information and Committees” are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Company’s 2009 Proxy Statement under the headings “Proposal 3: Approval of Appointment of Proliance’s Independent Accountants”, “Audit Committee Report” and “Audit Committee Pre-Approval Policy” are incorporated herein by reference.

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

(a) (3) Exhibits

The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index in (b) below.

(b) Exhibits – The following exhibits are filed as part of this report or are incorporated by reference herein:

2.1	Agreement and Plan of Merger, dated as of January 31, 2005, among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro.(3)
2.2	Contribution Agreement, dated as of January 31, 2005, among Modine Aftermarket Holdings, Inc., Modine Manufacturing Company, Modine, Inc. and Transpro.(3)
2.3	OEM Acquisition Agreement, dated as of January 31, 2005, between Modine Manufacturing Company and Transpro.(3)
2.4	Amendment to OEM Acquisition Agreement, dated as of March 1, 2005, between Modine Manufacturing Company and Transpro.(4)
2.5	Amendment to Agreement and Plan of Merger by letter dated June 16, 2005 between Transpro, Inc., Modine Manufacturing Company and Modine Aftermarket Holdings, Inc.(8)
3.1(i)	Restated Certificate of Incorporation of Proliance International, Inc.(7)
3.1(ii)	Amended and Restated Bylaws of Proliance International, Inc.(20)
10.1*	Transpro, Inc. 1995 Stock Plan.(1)
10.2*	Form of Stock Option Agreement under the 1995 Stock Plan.(1)
10.3*	Transpro, Inc. 1995 Non-employee Directors Stock Option Plan.(1)
10.4*	Form of Stock Option Agreement under the 1995 Non-employee Directors Stock Option Plan.(1)
10.5*	Form of Key Employee Severance Policy.(1)
10.6*	Letter Agreement, dated December 15, 1992 between Jeffrey L. Jackson and GO/DAN Industries.(1)

10.7*	Employment Agreement between the Company and Charles E. Johnson.(2)
10.8*	Amendment No. 1 to Employment Agreement between the Company and Charles E. Johnson.(5)
10.9*	Form of Nonqualified Stock Option Agreement (Director Replacement Option).(6)
10.10*	Director and Officer Indemnification Agreement.(7)
10.11	Aftermarket License Agreement between Modine Manufacturing Company and Modine Aftermarket Holdings, Inc.(7)
10.12*	Proliance International, Inc. Equity Incentive Plan.(7)
10.13	Tax Sharing Agreement between Modine Manufacturing Company and Transpro, Inc.(9)
10.14*	Form of Option Agreement pursuant to Equity Incentive Plan.(10)
10.15*	Form of Restricted Stock Agreement pursuant to Equity Incentive Plan.(10)
10.16*	Form of Performance Restricted Stock Agreement pursuant to Equity Incentive Plan.(10)
10.17*	Amendment No. 2 to Employment Agreement between the Company and Charles E. Johnson.(11)
10.18*	Proliance International, Inc. Supplemental Executive Retirement Plan.(11)
10.19*	Proliance International, Inc. Executive Severance Plan.(11)
10.20	Board Policy on Director Elections.(12)
10.21	Form of Director Resignation Letter.(12)
10.22*	Amendment No. 3 to the Employment Agreement between the Company and Charles E. Johnson.(13)
10.23*	Supplemental Executive Retirement Plan, as amended.(13)
10.24*	Restricted Stock Agreement dated March 26, 2007 between the company and Charles E. Johnson.(13)
10.25	Credit and Guaranty Agreement with Silver Point Finance, LLC.(14)
10.26	First Amendment and Waiver to Credit and Guaranty Agreement with Silver Point Finance, LLC.(15)
10.27*	Amendment No. 4 to Employment Agreement between Proliance International, Inc. and Charles E. Johnson.(16)
10.28*	Proliance International, Inc. Supplemental Executive Retirement Plan, as amended.(16)
10.29*	Proliance International, Inc. Executive Severance Plan, as amended.(16)
10.30	Letter Agreement with Silver Point Finance, LLC. dated February 26, 2008.(17)
10.31	Second Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(18)
10.32	Third Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(19)
10.33	Warrantholder Rights Agreement dated March 26, 2008.(19)
10.34	Registration Rights Agreement dated March 26, 2008.(19)
10.35	Form of Common Stock Purchase Warrant (Series A).(19)
10.36	Form of Common Stock Purchase Warrant (Series B).(19)
10.37*	Amendment No. 5 to Employment Agreement between Proliance International, Inc. and Charles E. Johnson.(21)
10.38	Fourth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(22)
10.39	Fifth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(23)
10.40	Sixth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(24)
10.41	Seventh Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(25)
10.42	Eighth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(25)
10.43	Ninth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(26)
10.44	Tenth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(27)

10.45	Eleventh Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(28)
10.46	Twelfth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(29)
10.47	Thirteenth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(30)
10.48	Fourteenth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(31)
10.49	Fifteenth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(32)
10.50	Sixteenth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(33)
10.51*	Amendment No. 6 to Employment Agreement between Proliance International, Inc. and Charles E. Johnson.(34)
10.52*	First Amendment to the Proliance International, Inc. Supplemental Executive Retirement Plan, as amended.(34)
10.53	Seventeenth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(35)
10.54	Eighteenth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(36)
10.55	Nineteenth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(37)
10.56	Twentieth Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(38)
10.57	Twenty-First Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(39)
10.58	Twenty-Second Amendment to Credit and Guaranty Agreement with Silver Point Finance, LLC.(40)
21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
24	Powers of Attorney (included on signature page).
31.1	Certification of CEO in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of CFO in accordance with Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-96770).

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Company’s Form 8-K filed February 1, 2005.

(4)	Incorporated by reference to the Company’s Form 8-K filed March 7, 2005.

(5)	Incorporated by reference to the Company’s Form 8-K filed November 3, 2004.

(6)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005.

(7)	Incorporated by reference to the Company’s Form 8-K filed July 28, 2005.

(8)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2005.

(9)	Incorporated by reference to the Company’s Form S-4 filed May 2, 2005.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006.

(11)	Incorporated by reference to the Company’s Form 8-K filed May 9, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed December 8, 2006.

(13)	Incorporated by reference to the Company’s Form 8-K filed March 26, 2007.

(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(15)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed December 12, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed February 29, 2008.

(18)	Incorporated by reference to the Company’s Form 8-K filed March 17, 2008.

(19)	Incorporated by reference to the Company’s Form 8-K filed March 31, 2008.

(20)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.

(21)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(22)	Incorporated by reference to the Company’s Form 8-K filed July 22, 2008.

(23)	Incorporated by reference to the Company’s Form 8-K filed July 30, 2008.

(24)	Incorporated by reference to the Company’s Form 8-K filed August 26, 2008.

(25)	Incorporated by reference to the Company’s Form 8-K filed October 6, 2008.

(26)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(27)	Incorporated by reference to the Company’s Form 8-K filed November 7, 2008.

(28)	Incorporated by reference to the Company’s Form 8-K filed November 17, 2008.

(29)	Incorporated by reference to the Company’s Form 8-K filed November 21, 2008.

(30)	Incorporated by reference to the Company’s Form 8-K filed December 4, 2008.

(31)	Incorporated by reference to the Company’s Form 8-K filed December 22, 2008.

(32)	Incorporated by reference to the Company’s Form 8-K filed January 8, 2009.

(33)	Incorporated by reference to the Company’s Form 8-K filed January 20, 2009.

(34)	Incorporated by reference to the Company’s Form 8-K filed February 2, 2009.

(35)	Incorporated by reference to the Company’s Form 8-K filed February 6, 2009.

(36)	Incorporated by reference to the Company’s Form 8-K filed February 18, 2009.

(37)	Incorporated by reference to the Company’s Form 8-K filed February 24, 2009.

(38)	Incorporated by reference to the Company’s Form 8-K filed March 3, 2009.

(39)	Incorporated by reference to the Company’s Form 8-K filed March 10, 2009.

(40)	Incorporated by reference to the Company’s Form 8-K filed March 19, 2009.

*	Management contract or compensatory plan or arrangement.

(c)  Other Financial Information

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Proliance International, Inc.

Date: March 24, 2009	By /s/ CHARLES E. JOHNSON Charles E. Johnson President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned hereby appoints Barry R. Banducci and Charles E. Johnson and each of them severally, his or her true and lawful attorneys to execute on behalf of the undersigned any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each such attorney will have the power to act hereunder with or without the others. Each of the undersigned hereby ratifies and confirms all acts such attorneys, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. ABRAHAM, JR.	March 24, 2009
William J. Abraham, Jr., Director

/s/ BARRY R. BANDUCCI	March 24, 2009
Barry R. Banducci, Director

/s/ CHARLES E. JOHNSON	March 24, 2009
Charles E. Johnson, President, Chief Executive Officer and Director

/s/ PAUL R. LEDERER	March 24, 2009
Paul R. Lederer, Director

/s/ VINCENT L. MARTIN	March 24, 2009
Vincent L. Martin, Director

/s/ JAMES R. RULSEH	March 24, 2009
James R. Rulseh, Director

/s/ F. ALAN SMITH	March 24, 2009
F. Alan Smith, Director

/s/ ARLEN F. HENOCK	March 24, 2009
Arlen F. Henock Executive Vice President and Chief Financial Officer Principal Financial and Accounting Officer