Form 10-Q
period 2009-03-31
PROLIANCE INTERNATIONAL, INC.
filed 2009-05-06
CIK 948844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $.01 par value, outstanding as of May 1, 2009 was 15,779,658.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
(Unaudited)	Ended March 31,
(in thousands, except per share amounts)	2009	2008
Net sales	$60,978	$76,540
Cost of sales	54,678	65,458

Gross margin	6,300	11,082
Selling, general and administrative expenses	15,237	12,831
Restructuring charges	835	172

Operating loss	(9,772)	(1,921)
Interest expense	3,020	3,736
Debt extinguishment costs	7	576
Financing cost write-off	1,905	—
Unrealized (gain) from warrant fair value adjustment	(327)	—

Loss before income taxes	(14,377)	(6,233)
Income tax provision (benefit)	16	(57)

Net loss	$(14,393)	$(6,176)

Basic and diluted net loss per common share	$(0.92)	$(0.40)

Weighted average common shares — basic and diluted	15,758	15,730

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
(in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,233	$2,444
Accounts receivable (less allowances of $5,272 and $3,938)	45,924	57,005
Inventories	72,375	84,586
Other current assets	4,427	5,198

Total current assets	124,959	149,233

Property, plant and equipment	48,178	47,678
Accumulated depreciation and amortization	(27,016)	(25,792)

Net property, plant and equipment	21,162	21,886

Other assets	14,186	16,086

Total assets	$160,307	$187,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$35,855	$43,960
Accounts payable	62,451	64,788
Accrued liabilities	17,414	18,546

Total current liabilities	115,720	127,294

Long-term liabilities:
Long-term debt	745	877
Warrants outstanding , at fair value	234	—
Other long-term liabilities	16,792	16,845

Total long-term liabilities	17,771	17,722

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized 2,500,000 shares; issued and outstanding as follows:
Series A junior participating preferred stock, $.01 par value: authorized 200,000 shares; issued and outstanding — none at March 31, 2009 and December 31, 2008	—	—
Series B convertible preferred stock, $.01 par value: authorized 30,000 shares; issued and outstanding; — 9,913 shares at March 31, 2009 and December 31, 2008 (liquidation preference $3,453)	—	—
Common stock, $.01 par value: authorized 47,500,000 shares; issued 15,821,594 and 15,840,913 shares, outstanding 15,779,658 and 15,798,977 shares at March 31, 2009 and December 31, 2008, respectively	158	158
Paid-in capital	109,452	112,434
Accumulated deficit	(64,231)	(52,274)
Accumulated other comprehensive loss	(18,548)	(18,114)
Treasury stock, at cost, 41,936 shares at March 31, 2009 and December 31, 2008	(15)	(15)

Total stockholders’ equity	26,816	42,189

Total liabilities and stockholders’ equity	$160,307	$187,205

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited)	March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(14,393)	$(6,176)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,174	2,501
Provision for uncollectible accounts receivable	1,606	52
Non-cash stock compensation costs	58	55
Non-cash debt extinguishment costs	7	193
Financing cost write-off	1,905	—
Gain on disposal of fixed assets	(27)	(3,164)
Unrealized gain from warrant fair value adjustment	(327)	—
Changes in operating assets and liabilities:
Accounts receivable	9,365	627
Inventories	11,968	20,100
Accounts payable	(2,213)	9,850
Accrued expenses	(1,098)	(1,731)
Southaven Casualty Event insurance claim	—	(20,756)
Other	589	(23)

Net cash provided by operating activities	9,614	1,528

Cash flows from investing activities:
Capital expenditures, net of normal sales and retirements	(777)	(1,437)
Proceeds from sale of building	—	1,538
Insurance proceeds from damaged fixed assets	—	2,674
Cash expenditures for restructuring costs on merger opening balance sheet	—	(62)

Net cash (used in) provided by investing activities	(777)	2,713

Cash flows from financing activities:
Dividends paid	(44)	(44)
Net (repayments) borrowings under revolving credit facility	(6,742)	4,314
(Repayments) borrowings of short-term foreign debt	(1,678)	3,528
Repayments of term loan and capitalized lease obligations	(236)	(6,323)
Deferred debt issuance and financing costs	(324)	(3,074)

Net cash used in financing activities	(9,024)	(1,599)

Effect of exchange rate changes on cash	(24)	80

(Decrease) increase in cash and cash equivalents	(211)	2,722
Cash and cash equivalents at beginning of period	2,444	476

Cash and cash equivalents at end of period	$2,233	$3,198

The accompanying notes are an integral part of these statements.

PROLIANCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Statements
The condensed consolidated financial information should be read in conjunction with the Proliance International, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 including the audited financial statements and notes thereto included therein.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments are of a normal recurring nature. Results for the quarter ended March 31, 2009 are not necessarily indicative of results for the full year. The balance sheet information as of December 31, 2008 was derived from the audited financial statements contained in the Company’s Form 10-K.
Prior period amounts have been reclassified to conform to current year classifications.
Note 2 — Southaven Event and Related Liquidity Issues
On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. While the Company had insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on the Company’s short term cash flow as the Company’s lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Silver Point Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, the Company entered into a Second Amendment of the Silver Point Agreement on March 12, 2008. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available to the Company from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit the Company to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. The Company was required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Silver Point Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Silver Point Agreement, which was signed on March 26, 2008. While the Company was able to achieve the Borrowing Base Overadvance reduction by the May 31, 2008 date through a combination of operating results, working capital management and insurance proceeds, the Company continues to face significant liquidity constraints.

As part of the insurance claim process, the Company received a $10.0 million preliminary advance during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $17.3 million during the third quarter of 2008, which were used to reduce obligations under the Silver Point Agreement. On July 30, 2008, the Company reached a global settlement of $52.0 million with its insurance company regarding all damage claims. Of the $52.0 million insurance settlement amount, $25.8 million represents the estimated recovery on inventory damaged by the Southaven Casualty Event, $3.4 million represents the estimated recovery on damaged fixed assets and $22.8 million represents the business interruption reimbursement of margin on lost sales, incremental costs for travel, product procurement and reclamation, incremental customer costs and other items resulting from the tornadoes, incurred through December 31, 2008. The insurance recovery did not completely offset the impacts of lost sales and additional costs incurred by the Company during 2008. The Company was required by its lenders to make repayments of the term loan, maintain an availability block of between $2.5 million and $5.0 million, and pay fees and expenses from the insurance proceeds resulting in the loss of approximately $20.0 million of liquidity. As the Company was required by the Silver Point Agreement to utilize a portion of the insurance claim proceeds to meet these requirements instead of using them to fund the replacement of inventory destroyed by the tornadoes, the Company has been forced to extend vendor payables in an effort to maintain short-term cash flow. As a result of extending vendor payables, the Company has encountered delays in obtaining inventory which has had an adverse impact on net sales and the results of operations during 2008 and the first quarter of 2009. These impacts on net sales, results of operations and cash flow are continuing in the second quarter of 2009 and will likely continue until the destroyed inventory is replenished and vendor payables reduced to normal payment terms which the Company anticipates will happen only in conjunction with a refinancing of the existing credit facility.
Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2008, was a $2.1 million credit resulting from the Southaven Casualty Event reflecting a gain on the disposal of racking of $1.6 million, as the insurance recovery was in excess of the damaged assets net book value and a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory, offset in part by expenses of $0.6 million incurred as a result of the tornadoes.
The Company has, with the assistance of investment banking firms, run and continues to run, an extensive process to identify and consider all available options in an attempt to refinance its current credit agreement with the objective of providing the Company with adequate liquidity to continue to operate its business. While the Company has received a number of indications of interest as a result of this process; some of these proposals have not proven to be viable under today’s difficult financing conditions. All of the current remaining offers contemplate a going concern sale of the Company as part of its bankruptcy filing. While the Company would prefer a transaction outside of bankruptcy and continues to explore all other available options, it may have no other choice but to select one of these offers to preserve the business, enable it to continue to properly serve customers, improve fill rates and maximize enterprise value.
The violation of any covenant of the Silver Point Agreement requires the Company to negotiate a waiver to cure the default. We were able to obtain waivers for the covenant violations at December 31, 2008 with respect to the consolidated and U.S. senior leverage ratio calculations, the amount of NRF operating leases and the explanatory paragraph in the accountants’ opinion and a forebearance of any financial covenant violations as of March 31, 2009 (see Note 4). However, if the Company was unable to successfully resolve a default in the future with the Lenders, the entire amount of any indebtedness under the Silver Point Agreement at that time could become due and payable, at the Lenders’ discretion. This results in uncertainties concerning the Company’s ability to retire the debt. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. As there can be no assurance that the Company will be able to obtain additional funds from the proposed debt refinancing or that further Lender accommodations would be available, on acceptable terms or at all, should there be covenant violations; the Company has classified the remaining balance of the term loan as short-term debt in the consolidated financial statements at March 31, 2009 and December 31, 2008.
As a result of the uncertainties regarding the Company’s ability to refinance or otherwise retire the debt outstanding under the Silver Point Agreement, the auditor’s opinion for the year ended December 31, 2008 included an explanatory paragraph concerning the Company’s ability to continue as a going concern.
Note 3 — Inventory
Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Raw material and component parts	$21,306	$25,479
Work in progress	3,028	4,043
Finished goods	48,041	55,064

Total inventory	$72,375	$84,586

Note 4 — Debt
Short-term debt and current portion of long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Short-term foreign debt	$1,598	$3,277
Term loan	33,685	33,377
Revolving credit facility	—	6,742
Current portion of long-term debt	572	564

Total short-term debt and current portion of long-term debt	$35,855	$43,960

Short-term foreign debt, at March 31, 2009 and December 31, 2008, represent borrowings by the Company’s NRF subsidiary in The Netherlands under its available credit facility. At March 31, 2009, $1.6 million (1.3 million Euro) was borrowed at an annual interest rate of 2.8%. As of December 31, 2008, $3.3 million (2.6 million Euro) was borrowed at an annual interest rate of 4.29%.
Silver Point Agreement
At March 31, 2009 under the Company’s Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wells Fargo Foothill, LLC (“Wells Fargo”), as a lender and borrowing base agent for the Lenders, $0.4 million was outstanding under the term loan at an interest rate of 14.0% and $33.3 million was outstanding under the term loan at an interest rate of 12.0%. There were no outstanding borrowings under the revolving credit facility as of March 31, 2009. As a result of the uncertainties concerning the Company’s ability to continue to meet or obtain waivers for violations of covenants in the future and to obtain additional funding, the outstanding term loan of $33.7 million at March 31, 2009 and $33.4 million at December 31, 2008 have been reclassified from long-term debt to short-term debt in the condensed consolidated financial statements. While the Company was in violation of the Domestic adjusted EBITDA, the Domestic fixed charge ratio and the Domestic senior leverage ratio covenants under the Silver Point Agreement at March 31, 2009, the Lenders in the Twenty-Second Amendment of the Silver Point Agreement agreed to continue to provide funds during a Forbearance Period and to forbear from exercising any remedies during the Forbearance Period as a result of any non compliance with the financial covenants for the periods ending March 31, 2009. The Forbearance Period commenced on March 17, 2009 and continues until the earlier of (i) the occurrence of an Event of Default, other than from a violation of the financial covenants, and (ii) May 15, 2009.
During the quarter ended March 31, 2009, as required by the Silver Point Agreement, the term loan was reduced by $0.1 million from the receipt of Extraordinary Receipts, as defined in the Silver Point Agreement. Due to these prepayments of the term loan, $7 thousand of the previously capitalized deferred debt costs have been expensed as debt extinguishment costs in the condensed consolidated statement of operations for the three months ended March 31, 2009.
On January 5, 2009, the Company entered into the Fifteenth Amendment (the “Fifteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Fourteenth Amendment to January 5, 2009 regarding the Southaven Insurance Proceeds Reserve, as defined in the Silver Point Agreement, with January 20, 2009.
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
The Twenty-Second Amendment (the “Twenty-Second Amendment”) of the Silver Point Agreement was signed as of March 17, 2009. Pursuant to the Twenty-Second Amendment, and upon the terms and subject to the conditions thereof, the Borrowing Base definition in Section 1.1 was amended by replacing the reference to “Southaven Insurance Proceeds Reserve” with “Waiver Reserve”. The Southaven Insurance Proceeds Reserve required by the Silver Point Agreement has been replaced by a Waiver Reserve in the amount of $2,500,000 which would be increased to $7,500,000 on the earliest of (x) an Event of Default and (y) March 24, 2009. The Twenty-Second Amendment also contained a waiver of the Events of Default resulting from the explanatory paragraph in the accountants’ opinion for the year ended December 31, 2008 and the financial covenant violations for the US and consolidated senior leverage ratio and the NRF operating lease amount for the year ended December 31, 2008. In addition the Lenders agreed to continue to provide funds under the Silver Point Agreement during a Forbearance Period and to forbear from exercising any Remedies during the Forbearance Period as a result of any non compliance with the financial covenants for the periods ending March 31, 2009. The Forbearance Period commences on March 17, 2009 and continues until the earlier of (i) the occurrence of an Event of Default, other than from a violation of the financial covenants, and (ii) May 15, 2009. In connection with the Twenty-Second Amendment, the Company was charged an amendment fee of $440,000, $420,000 of which was added to the outstanding balance of the term loan and the remainder was paid in cash.
On March 24, 2009, the Company signed the Twenty-Third Amendment (the “Twenty-Third Amendment”) of the Silver Point Agreement, which extended the reduction of the Waiver Reserve, contained in the Silver Point Agreement, from March 24, 2009 to March 31, 2009.
The Twenty-Fourth Amendment (the “Twenty-Fourth Amendment”) of the Silver Point Agreement, signed on March 25, 2009, established the Waiver Reserve, contained in the Silver Point Agreement, at $2,250,000, which amount may be increased to $7,250,000 on the earliest of (x) the occurrence of an Event of Default, and (y) March 31, 2009.
The Twenty-Fifth Amendment (the “Twenty-Fifth Amendment”) of the Silver Point Agreement, signed on March 31, 2009, extended the reduction of the Waiver Reserve, contained in the Silver Point Agreement, from March 31, 2009 to April 7, 2009.
See Note 15, included herein, for a description of the amendments to the Silver Point Agreement signed subsequent to March 31, 2009.
Deferred debt costs, included in other assets in the condensed consolidated balance sheet, decreased to $7.4 million at March 31, 2009, from $7.5 million at December 31, 2008 as the impact of normal monthly amortization offset the $0.4 million fee paid at the time of the Twenty-Second Amendment. The deferred debt balance is being amortized over the remaining term of the outstanding obligations under the Silver Point Agreement, however all or part of this would be written-off as a non-cash debt extinguishment expense if the Silver Point Agreement was paid off in part or full using the proceeds from any future re-financing or capital raise.
Refinancing Process
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
On November 18, 2008, the Company announced that it had signed a proposal letter with a major bank to provide a new $60 million senior secured credit facility to the Company, subject to execution of definitive agreements, completion of due diligence and other closing conditions. The Company is in continued discussions with this proposed lender in the context of the process described herein.
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
The Company has, with the assistance of investment banking firms, run and continues to run, an extensive process to identify and consider all available options in an attempt to refinance its current credit agreement with the objective of providing the Company with adequate liquidity to continue to operate its business. While the Company has received a number of indications of interest as a result of this process; some of these proposals have not proven to be viable under today’s difficult financing conditions. All of the current remaining offers contemplate a going concern sale of the Company as part of its bankruptcy filing. While the Company would prefer a transaction outside of bankruptcy and continues to explore all other available options, it may have no other choice but to select one of these offers to preserve the business, enable it to continue to properly serve customers, improve fill rates and maximize enterprise value.
In conjunction with the negotiation of a new credit agreement, the Company has incurred legal and other professional fees of $2.1 million, which had originally been classified as deferred financing costs in Other Assets on the condensed consolidated balance sheet. During the first quarter of 2009, it was determined that $1.9 million of these costs should be written off as it was more likely than not that these costs would no longer be associated with the ongoing refinancing process. The remaining costs along with any future costs associated with any re-financing will be written-off over the term of a new agreement or will be written-off in total if it is determined that new capital will not be obtained.
Note 5 — Accounting for Warrants
In June 2008, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) published EITF Issue 07-5 “Determining Whether an Instrument Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FAS Statement 133 “Accounting for Derivative Instruments and Hedging Activities”. This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 was effective for years beginning after December 15, 2008. Effective January 1, 2009 the Company determined that the warrants to purchase 1,988,072 shares of the Company’s common stock issued to Silver Point in March 2008, which were included in paid-in capital at December 31, 2008, should be classified as liabilities due to the “full ratchet” anti-dilution provision contained in the warrant agreement. The impact of adopting EITF 07-5 on January 1, 2009, was a decrease in paid-in-capital by $3.0 million, which was the fair value recorded at the time the warrants were issued, an increase of long-term liabilities by $0.6 million, the fair value of the warrants as of January 1, 2009 and a credit to accumulated deficit for the difference. The Company determined the fair market value of the warrants at January 1, 2009 using the Black Scholes model with the following assumptions: $0.36 per share stock price on December 31, 2008, $0.3178 per share exercise price contained in the warrant agreement, 1.75% risk free interest rate, 93.4% volatility and a 6.25 year term. At the end of the first quarter of 2009, the fair value of the warrants was re-calculated and the resulting $0.3 million reduction in the fair value lowered the long-term liability and was recorded as an unrealized gain in the condensed consolidated statement of operations for the three months ended March 31, 2009. The fair market value at March 31, 2009 was determined using the Black Scholes model and the following assumptions: $0.16 per share stock price on March 31, 2009, $0.3178 per share exercise price, 1.98% risk free interest rate, 104.4% volatility and a 6 year term.
Note 6 — Comprehensive Loss
Total comprehensive loss and its components are as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net loss	$(14,393)	$(6,176)
Minimum pension liability	—	—
Foreign currency translation adjustment	(434)	1,454

Comprehensive loss	$(14,827)	$(4,722)

Note 7 — Restructuring Charges
During the quarter ended March 31, 2009, the Company took restructuring actions in order to further reduce overhead spending, resulting in the recording of $0.8 million of restructuring costs. In its domestic segment, 19 salaried positions were eliminated, while in Mexico, 25 manufacturing and operational support positions were eliminated. Future benefits from these actions are expected to exceed the costs incurred. The Company is considering additional actions during the remainder of 2009 to further reduce operating costs, which will include actions to centralize and streamline the distribution of product within the domestic segment. The Company is in the process of determining the costs that will be associated with these actions.
In the quarter ended March 31, 2008, the Company recorded $0.2 million of restructuring costs. These costs resulted from the closure of ten branch locations offset in part by credits received from the cancellation of vehicle leases associated with previously closed facilities. Headcount was reduced by 34 as a result of the closures. In September 2006, the Company announced that it was commencing a process to realign its branch structure which would include the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas, as well as the opening of new branches, as appropriate. Actions during 2007 and the first quarter of 2008 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 36 at March 31, 2008 and the establishment of supply agreements with distribution partners in certain areas. These actions improved the Company’s market position and business performance by achieving better local branch utilization where multiple locations are involved, and by establishing in some cases, relationships with distribution partners to address geographic market areas that do not justify stand-alone branch locations. Annual savings from these actions exceeded the restructuring costs incurred.
The remaining restructuring reserve at March 31, 2009 was classified in accrued liabilities. A summary of the restructuring charges and payments during the first quarter of 2009 is as follows:

	Workforce	Facility
(in thousands)	Related	Consolidation	Total
Balance at December 31, 2008	$220	$304	$524
Charge to operations	812	23	835
Cash payments	(561)	(103)	(664)

Balance at March 31, 2009	$471	$224	$695

The remaining accrual for facility consolidation consists primarily of lease obligations and facility exit costs, which are expected to be paid by the end of 2010. Workforce related expenses will be paid by the end of 2010.
Note 8 — Retirement and Post-Retirement Plans
The components of net periodic benefit costs for domestic and international retirement and post-retirement plans for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008	2009	2008
(in thousands)	Retirement Plans		Post-retirement Plans
Service cost	$99	$258	$—	$—
Interest cost	519	502	2	3
Expected return on plan assets	(515)	(548)	—	—
Amortization of net loss	197	133	(1)	(2)

Net periodic benefit cost	$300	$345	$1	$1

The Company participates in foreign multi-employer pension plans. For the three months ended March 31, 2009 and 2008, pension expense for these plans was $0.3 million and $0.3 million, respectively.
During the first quarter of 2009, the Company’s Board of Directors voted to cease all benefit accruals effective as of March 31, 2009 for all non-collective bargaining participants in the Company’s domestic pension plan as an additional cost savings measure. As a result, no new participants will be added to the plan and vested benefits of active participants will be frozen. This is not a termination of the plan and the cessation of benefits can be reversed at any time by vote of the Board of Directors. In addition, effective March 31, 2009 all future benefit accruals will cease under the Company’s supplemental executive retirement plan. The Company’s Chief Executive Officer is the only current employee participating in the plan. These actions are expected to lower the 2009 net periodic benefit cost by approximately $0.5 million and the estimated pension contribution in 2009 by approximately $0.5 million.
Effective March 29, 2009 and until further notice, the Company-paid match of a percentage of the amounts contributed by employees to the Company’s 401(k) Plan was suspended as an additional cost reduction and cash conservation action. This action has no impact on employees’ tax deferred contributions to the 401(k) Plan.
Note 9 — Gain on Sale of Building
Included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2008 was a $1.5 million gain resulting from the sale of the Company’s unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. This facility had been written down to a zero net book value as part of the merger purchase accounting entries.

Note 10 — Stock Compensation Plans
Stock Options:
An analysis of the stock option activity in the Company’s Stock Plan, Directors Plan and Equity Incentive Plan for the three months ended March 31, 2009 is as follows:

		Option Price Range
	Number of		Weighted
	Options	Low	Average	High
Stock Plan
Outstanding at December 31, 2008	309,777	$2.56	$3.93	$5.25
Cancelled	—	—	—	—

Outstanding at March 31, 2009	309,777	$2.56	$3.93	$5.25

Directors Plan
Outstanding at December 31, 2008	30,800	$2.70	$4.61	$5.50
Cancelled	—	—	—	—

Outstanding at March 31, 2009	30,800	$2.70	$4.61	$5.50

Equity Incentive Plan
Outstanding at December 31, 2008	644,423	$1.20	$2.25	$5.27
Granted	—	—	—	—
Cancelled	(34,026)	1.20	2.06	5.27

Outstanding at March 31, 2009	610,397	$1.20	$2.26	$5.27

Stock compensation expense associated with outstanding options during the quarter ended March 31, 2009 and 2008 was $37 thousand and $23 thousand, respectively.
Restricted Stock:
Restricted stock activity during the quarter ended March 31, 2009 was as follows:

		Grant Date Fair Value
	Number of		Weighted
	Shares	Low	Average	High
Outstanding at December 31, 2008	43,115	$1.20	$4.19	$5.27
Vested	(8,239)	5.27	5.27	5.27
Cancelled	(18,299)	4.24	4.27	5.27

Outstanding at March 31, 2009	16,577	$1.20	$3.57	$5.27

Stock compensation expense on restricted stock during the quarters ended March 31, 2009 and 2008 was $21 thousand and $31 thousand, respectively.

Note 11 — Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2009	2008
Numerator:
Net loss	$(14,393)	$(6,176)
Deduct — preferred stock dividend	(43)	(43)

Net loss attributable to common stockholders — basic and diluted	$(14,436)	$(6,219)

Denominator:
Weighted average common shares— basic and diluted	15,758	15,730

Basic and diluted net loss per common share	$(0.92)	$(0.40)

The weighted average basic common shares outstanding was used in the calculation of the diluted loss per common share for the three months ended March 31, 2009 and 2008 as the use of weighted average diluted common shares outstanding would have an anti-dilutive effect on the net loss per share. None of the options outstanding at March 31, 2009 or 2008, the common stock warrants or the Series B preferred stock were included in the loss per share calculations.
Note 12 — Business Segment Data
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

The table below sets forth information about the reported segments:

	Three Months
	Ended March 31,
(in thousands)	2009	2008
Net sales:
Domestic	$38,636	$49,717
International	22,342	26,823
Intersegment sales:
Domestic	1,006	589
International	3,010	4,791
Elimination of intersegment sales	(4,016)	(5,380)

Total net sales	$60,978	$76,540

Operating (loss) income:
Domestic	$(6,126)	$(883)
Restructuring charges	(432)	(172)

Domestic total	(6,558)	(1,055)

International	(654)	62
Restructuring charges	(403)	—

International total	(1,057)	62

Corporate expenses	(2,157)	(928)

Total operating loss	$(9,772)	$(1,921)

Included in the Domestic segment operating loss in the table above for the three months ended March 31, 2008 is income of $2.1 million resulting from the Southaven Casualty Event which partially offset the impacts of lost sales and expenses as a result of the Southaven Casualty Event. Included in Corporate expenses for the three months ended March 31, 2008 was a $1.5 million gain on the sale of an unused facility (see Note 9).
An analysis of total net sales by product line is as follows:

	Three Months
	Ended March 31,
(in thousands)	2009	2008
Automotive and light truck heat exchange products	$38,154	$45,393
Automotive and light truck temperature control products	3,402	9,679
Heavy duty heat exchange products	19,422	21,468

Total net sales	$60,978	$76,540

Note 13 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Non-cash financing activity:
Value of common stock warrants and increase of deferred debt costs	$—	$3,040

Amendment fee which increased term loan and deferred debt costs	$420	$—

Cash paid (refunded) during the period for:
Interest	$2,442	$3,345

Income taxes	$375	$(220)

Note 14 — Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008 with no impact on the financial statements. Application of SFAS 157 to non-financial assets and liabilities was deferred by the FASB until 2009. The adoption of SFAS 157 relating to non-financial assets and liabilities in 2009 did not have a material impact on the financial statements.
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
In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarified the presentation and accounting for noncontrolling interests, commonly known as minority interests, in the balance sheet and income statement. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. Adoption of SFAS 160 did not have any impact on the Company.
Note 15 — Subsequent Events
On April 7, 2009, the Company signed the Twenty-Sixth Amendment (the “Twenty-Sixth Amendment”) of the Silver Point Agreement, which reduced the Waiver Reserve, contained in the Silver Point Agreement, to $0 effective April 7, 2009. The Waiver Reserve will be increased to $7,250,000 on the earliest of (x) the occurrence of an Event of Default, and (y) April 21, 2009. The Twenty-Sixth Amendment also extended the requirement to have interest rate protection by March 31, 2009 to April 30, 2009.

The Twenty-Seventh Amendment (the “Twenty-Seventh Amendment”) of the Silver Point Agreement, signed on April 21, 2009, extended the Waiver Reserve from April 21, 2009 to April 28, 2009.
The Twenty-Eighth Amendment (the “Twenty-Eighth Amendment”) of the Silver Point Agreement, signed on April 28, 2009, extended the Waiver Reserve from April 28, 2009 to May 5, 2009 and extended the requirement for interest rate protection from April 30, 2009 to May 29, 2009.
Under the terms and conditions of the Twenty-Ninth Amendment (the “Twenty-Ninth Amendment”) of the Silver Point Agreement, signed on May 5, 2009, the Waiver Reserve which was established in the amount of $0, will be increased to $7,250,000 on the earliest of (x) the occurrence of an Event of Default, other than any Prospective Event of Default, as defined in the Agreement, and (y) May 12, 2009.

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
Between December 31, 2006 and March 31, 2009 the Company’s cost reduction programs have resulted in a reduction in the number of branch, plant and agency locations from 94 to 34, a U.S. and Mexico employee headcount reduction of approximately 25%, in addition to other product cost and spending reductions. In taking these restructuring actions, management is attempting to position the Company for profitability in the future, not withstanding changes in market conditions.
On February 5, 2008, the Company’s central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of the Company’s automotive and light truck heat exchange inventory was also destroyed. Management has been required to devote a significant amount of time during 2008 and the first quarter of 2009 to the impacts of the Southaven Casualty Event, including relocation of the facility, insurance claim issues, liquidity issues, customer line fill issues and inventory availability and vendor relations. In addition, efforts have been directed towards raising new capital for the Company. The Southaven Casualty Event did have a material adverse impact on the results of operations for 2008 and the first quarter of 2009 and the Company’s financial condition at December 31, 2008 and March 31, 2009, and will continue to impact 2009 until the Company’s liquidity issues are resolved.
Operating Results
Quarter Ended March 31, 2009 Versus Quarter Ended March 31, 2008
The following table sets forth information with respect to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31
	2009		2008		Increase	(Decrease)
		%		%
(in thousands of dollars)	Amount	of Net Sales	Amount	of Net Sales	Amount	Percent
Net sales	$60,978	100.0%	$76,540	100.0%	$(15,562)	(20.3)%
Cost of sales	54,678	89.7	65,458	85.5	(10,780)	(16.5)

Gross margin	6,300	10.3	11,082	14.5	(4,782)	(43.2)
Selling, general and administrative expenses	15,237	25.0	12,831	16.8	2,406	18.8
Restructuring charges	835	1.3	172	0.2	663	385.5

Operating loss	(9,772)	(16.0)	(1,921)	(2.5)	(7,851)	(408.7)
Interest expense	3,020	5.0	3,736	4.9	(716)	(19.2)
Debt extinguishment costs	7	0.0	576	0.7	(569)	(98.8)
Financing cost write-off	1,905	3.1	—	—	1,905	Nm
Unrealized (gain) from warrant fair value adjustment	(327)	(0.5)	—	—	327	Nm

Loss before income taxes	(14,377)	(23.6)	(6,233)	(8.1)	(8,144)	(130.7)
Income tax provision (benefit)	16	0.0	(57)	0.0	73	128.1

Net loss	$(14,393)	(23.6)%	$(6,176)	(8.1)%	$(8,217)	(133.0)%

Nm-not meaningful percent change.

The following table compares net sales and gross margin by the Company’s two business segments (Domestic and International) for the three months ended March 31, 2009 and 2008.

			Three Months Ended March 31
			2009		2008
				%		%
(in thousands of dollars)			Amount	of Net Sales	Amount	of Net Sales
Net sales
Domestic segment			$38,636	63.4%	$49,717	65.0%
International segment			22,342	36.6	26,823	35.0

Total net sales			$60,978	100.0%	$76,540	100.0%

Gross margin
Domestic segment			$1,867	4.8%	$5,274	10.6%
International segment			4,433	19.8	5,808	21.7

Total gross margin			$6,300	10.3%	$11,082	14.5%

Domestic segment sales, during the first quarter of 2009 of $38.6 million were $11.1 million or 22.3% below the 2008 first quarter. The Company estimates that the largest portion of this variance is attributable to its inabilility to return order fill rates to historical levels as a result of liquidity constraints resulting from the Southaven Casualty Event and lack of a subsequent refinancing transaction. As previously disclosed, the Company has been forced to extend vendor payables because it was required by its lender to utilize a portion of the insurance proceeds from the Southaven Casualty Event to repay its Silver Point term loan, increase its availability block and pay fees and expenses, as opposed to replenishing the inventory which was destroyed by the tornadoes. As a result of extending payables, some vendors have withheld the shipment of product resulting in lower than historic line fill percentages to customers and the loss of sales, especially with respect to heat exchange finished goods that the Company purchases overseas. The Company believes that the negative impact on fill rates reduced net sales by over 20% in the first quarter of 2009. As noted, the Company is working to raise additional capital in order to repay vendors and improve cash flow, increase inventory levels and recover the sales volume lost due to the constrained liquidity which resulted in unavailable product. However, there can be no assurance that these efforts will be successful. Heat exchange product sales during the first quarter of 2009 were also impacted by the loss of the remaining portion of radiator product sales to Autozone, which occurred in the third quarter of 2008 and historical levels of product returns from customers despite the decline in overall gross sales. Domestic heat exchange product sales were also negatively impacted by ongoing competitive pricing pressure. During the first quarter of 2009, the Company determined that it would not renew its sales agreement with Autozone as supplier of temperature control products resulting in a sales decline of approximately $3.6 million. The Company was also notified during the first quarter of 2009 that as a result of its merger with O’Reilly, CSK would no longer be purchasing temperature control product from the Company. Both O’Reilly and CSK continue to purchase heat exchange products from the Company. Domestic temperature control sales in the first quarter of 2008 had benefited from an initial stocking order from a new customer. These factors combined with lower shipments as a result of the cash flow constraints described above, to result in lower domestic temperature control sales during the first quarter of 2009 as compared to the same period in 2008. The Company’s ability to recover the temperature control and heat exchange sales which have been lost will be dependent on its ability to refinance the Company, which would provide the necessary working capital. Current economic conditions have resulted in increased demand for the Company’s automotive and light truck products as people make essential repairs to their vehicles. The Company, however, has not been able to fill incoming customer orders resulting from this demand due to the cash flow constraints discussed above. Domestic heavy duty product sales in the first quarter of 2009 were lower than a year ago reflecting softer market conditions, particularly in the heavy truck market along with lower product availability caused by the cash flow constraints discussed above. International segment sales, for the 2009 first quarter of $22.3 million were $4.5 million or 16.7% below the first quarter of 2008. Of this decrease, $3.5 million is attributable to the difference in exchange rates caused by the strength of the U.S. dollar in relation to both the Euro and the Mexican peso. The remainder of the decrease is primarily attributable to soft market conditions throughout Europe and Mexico, reflecting the worldwide recession, which more than offset higher heavy duty marine product sales in Europe. While Marine product shipments during the remainder of the year will remain strong due to the current sales backlog, the Company is seeing softer market conditions affecting this product, resulting in a decline in future backlog.
Gross margin, as a percentage of net sales, was 10.3% during the first quarter of 2009 versus 14.5% in the first quarter of 2008. This decline primarily represents lower domestic segment margins which were impacted by sales returns, which continued at historic levels despite the decline in gross sales, a swing in product mix caused by the decline in temperature control sales, and ongoing competitive pricing pressure. During the first quarter of 2009 the Company also provided an additional $0.8 million inventory reserve reflecting the expected reduction in future temperature control product sales. The Company has continued to initiate new cost reduction actions and has benefited from slightly lower commodity costs, however these impacts have been more than offset by the factors above. International segment margins declined slightly to 19.8% compared to 21.7% in 2008, reflecting the impacts of soft market conditions. The Company’s ability to improve gross margin going forward will be highly dependent on obtaining re-financing.
Selling, general and administrative expenses increased by $2.4 million and as a percentage of net sales to 25.0% from 16.8% in the first quarter of 2009 compared to the same period of 2008. In the first quarter of 2009, an additional $1.5 million was provided to cover bad debt expense resulting from the bankruptcy of a domestic automotive and light truck customer. Branch expenses in 2009 continue to benefit from the closure of locations. Expenses in 2008 were lowered by a $1.5 million (2.0% of sales) gain resulting from the sale of our unused Emporia, Kansas facility which had been acquired in the Modine Aftermarket merger in 2005. Also included in selling, general and administrative expenses for the three months ended March 31, 2008, was a $2.1 million gain (2.7% of sales) resulting from the Southaven Casualty Event reflecting a gain on the disposal of racking of $1.6 million, as the insurance recovery was in excess of the damaged assets net book value and a $1.1 million gain resulting from the recovery of margin on a portion of the destroyed inventory, which were offset in part by expenses of $0.6 million incurred as a result of the tornadoes. Excluding the items above, selling, general and administrative expenses in the first quarter of 2009 decreased approximately $2.7 million from 2008 due primarily to branch closures and other cost reduction actions. In addition to the restructuring actions during the first quarter of 2009 the Company is considering additional cost reduction actions in an effort to further reduce selling, general and administrative costs.
During the first quarter of 2009, the Company recorded $0.8 million of restructuring charges. These actions, which further reduced overhead spending, resulted in the elimination of 19 salaried positions in the domestic segment and 25 manufacturing and operational support positions in Mexico. Future benefits from these actions are expected to exceed the costs incurred. The Company is considering additional actions during the remainder of 2009 to further reduce operating costs, which will include actions to centralize and streamline the distribution of product within the domestic segment. The Company is in the process of determining the costs that will be associated with these actions. Restructuring charges in the first quarter of 2008 of $0.2 million represented costs associated with the closure of 10 branch locations partially offset by credits received from the cancellation of vehicle leases associated with previously closed branch locations. In September 2006, the Company announced the commencement of a process to realign its branch structure, which included the relocation, consolidation or closure of some branches and the establishment of expanded relationships with key distribution partners in some areas. Actions during 2007 and the first quarter of 2008 resulted in the reduction of branch and agency locations from 94 at December 31, 2006 to 36 at March 31, 2008 and the establishment of supply agreements with distribution partners in certain areas. These actions have improved the Company’s market position and business performance by achieving better local branch utilization where multiple locations were involved, and by establishing, in some cases, relationships with distribution partners to address geographic locations which do not justify stand-alone branch locations. Annual savings from these actions exceeded the costs incurred.
The Domestic segment operating loss from operations for the quarter ended March 31, 2009 increased to $6.6 million from $1.1 million in the first quarter of 2008 due to the impact of lower sales, lower gross margin, higher selling, general and administrative expenses and increased restructuring expenses discussed above. Domestic segment operating loss in 2008 included the $2.1 million gain associated with the Southaven Casualty Event insurance claim which offset in part the impacts of the Southaven Casualty Event incurred during the quarter. The International segment reported a loss from operations of $1.1 million compared to operating income of $0.1 million in the first quarter of 2008 due to increased restructuring charges and slower market conditions. Corporate expenses in the first quarter of 2009 were $2.2 million compared to $0.9 million in 2008. Expenses in 2008 were lowered by a $1.5 million gain from the sale of an idle facility.
Interest expense in the first quarter of 2009 was $0.7 million below last year’s levels as the impact of lower average debt levels more than offset higher average interest rates. Average total debt levels for the first quarter of 2009 were $38.5 million compared to $67.3 million in the first quarter of 2008. The reduction reflects required term loan repayments made in 2008 using funds received from the Southaven Casualty Event insurance claim. Average interest rates on the Company’s Domestic revolving credit, and term loan borrowings for the first quarter of 2009 were 12.1% compared to 9.96% in the first quarter of 2008. The Company’s NRF subsidiary in The Netherlands at March 31, 2009 had borrowings under its credit facility of $1.6 million at an annual interest rate of 2.8%. At March 31, 2008, NRF had outstanding debt of $2.2 million bearing interest at an annual rate of 5.3% and $1.3 million bearing interest at 5.2%. Interest expense during the first quarter of 2008 also included $0.3 million of 2% default interest on outstanding borrowings under the Silver Point Agreement. Discounting expense under the Company’s vendor sponsored payment programs was $0.5 million in the first quarter of both 2009 and 2008. Year-over-year interest expense levels for the remainder of 2009 will be dependent on the terms of any new financing that the Company is able to obtain. Discounting expense under vendor sponsored payment programs will be lower due to the lower level of sales to Autozone.
In the first quarter of 2009, debt extinguishment costs of $7 thousand result from the write-down of deferred debt costs as a result of the receipt of Extraordinary Receipts as required by the Silver Point Agreement. Debt extinguishment costs of $0.6 million during the first quarter of 2008 included $0.4 million for the prepayment penalty, as required by the Silver Point Agreement and $0.2 million from the write-down of deferred debt costs as a result of the term loan reduction from the receipt of insurance proceeds.
As described in Note 5 of the Notes to Condensed Consolidated Financial Statements, the Company adopted EITF 07-5 effective January 1, 2009 resulting in the valuation of warrants to purchase 1,988,072 shares of the Company’s common stock, issued to Silver Point, at their fair value. At March 31, 2009, the Company was required to recalculate the warrant’s fair value resulting in a unrealized gain of $0.3 million recorded in the Condensed Consolidated Statement of Operations during the first quarter of 2009. The Company will be required to recalculate the fair value of the warrants on a quarterly basis going forward and record any resulting unrealized gain or loss in the Statement of Operations for each period.
As noted in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Company has been capitalizing costs associated with its re-financing process. At March 31, 2009, it was determined that $1.9 million of costs which had previously been capitalized would be written off as it was more likely than not that they would no longer be associated with the on-going re-financing process.
In the first quarter of 2009 and 2008, the effective tax rate primarily included only a foreign provision, as the usage of the Company’s net operating loss carry forwards offset a majority of the state and any federal income tax provisions.
Net loss for the three months ended March 31, 2009 was $14.4 million, or $0.92 per basic and diluted share, compared to a net loss of $6.2 million, or $0.40 per basic and diluted share for the same period a year ago.
Financial Condition, Liquidity and Capital Resources
During the first three months of 2009, operating activities provided $9.6 million of cash as reductions in accounts receivable and inventories generated funds necessary to fund operating activities. Accounts receivable declined by $9.4 million reflecting cash collection activities and lower sales levels during the first quarter. Inventories declined by $12.0 million as the Company has been unable to purchase inventory to meet current customer demand. Accounts payable have declined by $2.2 million due to the low level of inventory purchases. The Company continues to be in past due positions with most of its vendors which is resulting in the inability to obtain product to sell to customers.
In the first three months of 2008, operating activities provided $1.5 million of cash. Accounts receivable were lower by $0.6 million due to the impact of lower trade sales caused by the Southaven Casualty Event. Inventories were reduced by $20.1 million due to the impact of reclassifying the destroyed inventory book value of $25.6 million into the insurance claim receivable, offset by expenditures to replenish the damaged inventory. Accounts payable grew by $9.9 million primarily as a result of inventory purchases to replace the damaged inventory. The $20.8 million from the establishment of an insurance claims receivable for the Southaven Casualty Event represented an initial receivable of $30.8 million offset by the receipt of an advance from the insurance company of $10.0 million. The insurance claims receivable balance did not include any business interruption recovery as those amounts were not determinable at March 31, 2008.

In the first quarter of 2009, capital expenditures have been limited to $0.8 million, principally for cost reduction activities, as the Company attempts to control spending levels due to its current cash flow situation. Capital expenditures of $1.4 million during the first quarter of 2008 were primarily for cost reduction activities. The Company expects that capital expenditures for 2009 will be between $3.0 million and $4.0 million, primarily for product cost reduction activities, however the ultimate amount of spending will be dependent on the Company obtaining new financing.
During the quarter ended March 31, 2008 the Company sold an unused facility which had been acquired as part of the Modine Aftermarket merger in 2005, resulting in the generation of $1.5 million of cash. This facility had been written down to a zero net book value as part of the merger purchase accounting entries. As a result of the Southaven Casualty Event a $2.7 million insurance claim receivable was recorded for the anticipated recovery from fixed assets which were destroyed.
Total debt at March 31, 2009 was $36.6 million, compared to $44.8 million at the end of 2008 and $69.0 million at March 31, 2008. The reduction from a year ago reflects pay-downs which the Company was required to make under the Silver Point Agreement.
Silver Point Agreement
At March 31, 2009 under the Company’s Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wells Fargo Foothill, LLC (“Wells Fargo”), as a lender and borrowing base agent for the Lenders, $0.4 million was outstanding under the term loan at an interest rate of 14.0% and $33.3 million was outstanding under the term loan at an interest rate of 12.0%. There were no outstanding borrowings under the revolving credit facility as of March 31, 2009. As a result of the uncertainties concerning the Company’s ability to continue to meet or obtain waivers for violations of covenants in the future and to obtain additional funding, the outstanding term loan of $33.7 million at March 31, 2009 and $33.4 million at December 31, 2008 have been reclassified from long-term debt to short-term debt in the condensed consolidated financial statements. While the Company was in violation of the Domestic adjusted EBITDA, the Domestic fixed charge ratio and the Domestic senior leverage ratio covenants under the Silver Point Agreement at March 31, 2009, the Lenders in the Twenty-Second Amendment of the Silver Point Agreement agreed to continue to provide funds during a Forbearance Period and to forbear from exercising any remedies during the Forbearance Period as a result of any non compliance with the financial covenants for the periods ending March 31, 2009. The Forbearance Period commences on March 17, 2009 and continues until the earlier of (i) the occurrence of an Event of Default, other than from a violation of the financial covenants, and (ii) May 15, 2009.
During the quarter ended March 31, 2009, as required by the Silver Point Agreement, the term loan was reduced by $0.1 million from the receipt of Extraordinary Receipts, as defined in the Silver Point Agreement. Due to these prepayments of the term loan, $7 thousand of the previously capitalized deferred debt costs have been expensed as debt extinguishment costs in the condensed consolidated statement of operations for the three months ended March 31, 2009.
On January 5, 2009, the Company entered into the Fifteenth Amendment (the “Fifteenth Amendment”) of the Silver Point Agreement which replaced the references contained in the Fourteenth Amendment to January 5, 2009 regarding the Southaven Insurance Proceeds Reserve, as defined in the Silver Point Agreement, with January 20, 2009.

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
The Twenty-Second Amendment (the “Twenty-Second Amendment”) of the Silver Point Agreement was signed as of March 17, 2009. Pursuant to the Twenty-Second Amendment, and upon the terms and subject to the conditions thereof, the Borrowing Base definition in Section 1.1 was amended by replacing the reference to “Southaven Insurance Proceeds Reserve” with “Waiver Reserve”. The Southaven Insurance Proceeds Reserve required by the Silver Point Agreement has been replaced by a Waiver Reserve in the amount of $2,500,000 which would be increased to $7,500,000 on the earliest of (x) an Event of Default and (y) March 24, 2009. The Twenty-Second Amendment also contained a waiver of the Events of Default resulting from the explanatory paragraph in the accountants’ opinion for the year ended December 31, 2008 and the financial covenant violations for the US and consolidated senior leverage ratio and the NRF operating lease amount for the year ended December 31, 2008. In addition the Lenders agreed to continue to provide funds under the Silver Point Agreement during a Forbearance Period and to forbear from exercising any Remedies during the Forbearance Period as a result of any non compliance with the financial covenants for the periods ending March 31, 2009. The Forbearance Period commences on March 17, 2009 and continues until the earlier of (i) the occurrence of an Event of Default, other than from a violation of the financial covenants, and (ii) May 15, 2009. In connection with the Twenty-Second Amendment, the Company was charged an amendment fee of $440,000, $420,000 of which was added to the outstanding balance of the term loan and the remainder was paid in cash.
On March 24, 2009, the Company signed the Twenty-Third Amendment (the “Twenty-Third Amendment”) of the Silver Point Agreement, which extended the reduction of the Waiver Reserve, contained in the Silver Point Agreement, from March 24, 2009 to March 31, 2009.

The Twenty-Fourth Amendment (the “Twenty-Fourth Amendment”) of the Silver Point Agreement, signed on March 25, 2009, established the Waiver Reserve, contained in the Silver Point Agreement, at $2,250,000, which amount may be increased to $7,250,000 on the earliest of (x) the occurrence of an Event of Default, and (y) March 31, 2009.
The Twenty-Fifth Amendment (the “Twenty-Fifth Amendment”) of the Silver Point Agreement, signed on March 31, 2009, extended the reduction of the Waiver Reserve, contained in the Silver Point Agreement, from March 31, 2009 to April 7, 2009.
On April 7, 2009, the Company signed the Twenty-Sixth Amendment (the “Twenty-Sixth Amendment”) of the Silver Point Agreement, which reduced the Waiver Reserve, contained in the Silver Point Agreement, to $0 effective April 7, 2009. The Waiver Reserve will be increased to $7,250,000 on the earliest of (x) the occurrence of an Event of Default, and (y) April 21, 2009. The Twenty-Sixth Amendment also extended the requirement to have interest rate protection by March 31, 2009 to April 30, 2009.
The Twenty-Seventh Amendment (the “Twenty-Seventh Amendment”) of the Silver Point Agreement, signed on April 21, 2009, extended the Waiver Reserve from April 21, 2009 to April 28, 2009.
The Twenty-Eighth Amendment (the “Twenty-Eighth Amendment”) of the Silver Point Agreement, signed on April 28, 2009, extended the Waiver Reserve from April 28, 2009 to May 5, 2009 and extended the requirement for interest rate protection from April 30, 2009 to May 29, 2009.
Under the terms and conditions of the Twenty-Ninth Amendment (the “Twenty-Ninth Amendment”) of the Silver Point Agreement, signed on May 5, 2009, the Waiver Reserve which was established in the amount of $0, will be increased to $7,250,000 on the earliest of (x) the occurrence of an Event of Default, other than any Prospective Event of Default, as defined in the Agreement, and (y) May 12, 2009.
Deferred debt costs, included in other assets in the condensed consolidated balance sheet, decreased to $7.4 million at March 31, 2009, from $7.5 million at December 31, 2008 as the impact of normal monthly amortization offset the $0.4 million fee paid at the time of the Twenty-Second Amendment. The deferred debt balance is being amortized over the remaining term of the outstanding obligations under the Silver Point Agreement, however all or part of this would be written-off as a non-cash debt extinguishment expense if the Silver Point Agreement was paid off in part or full using the proceeds from any future re-financing or capital raise.
Refinancing Process
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

On November 18, 2008, the Company announced that it had signed a proposal letter with a major bank to provide a new $60 million senior secured credit facility to the Company, subject to execution of definitive agreements, completion of due diligence and other closing conditions. The Company is in continued discussions with this proposed lender in the context of the process described herein.
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
The Company has, with the assistance of investment banking firms, run and continues to run, an extensive process to identify and consider all available options in an attempt to refinance its current credit agreement with the objective of providing the Company with adequate liquidity to continue to operate its business. While the Company has received a number of indications of interest as a result of this process; some of these proposals have not proven to be viable under today’s difficult financing conditions. All of the current remaining offers contemplate a going concern sale of the Company as part of its bankruptcy filing. While the Company would prefer a transaction outside of bankruptcy and continues to explore all other available options, it may have no other choice but to select one of these offers to preserve the business, enable it to continue to properly serve customers, improve fill rates and maximize enterprise value.
In conjunction with the negotiation of a new credit agreement, the Company has incurred legal and other professional fees of $2.1 million, which had originally been classified as deferred financing costs in Other Assets on the condensed consolidated balance sheet. During the first quarter of 2009, it was determined that $1.9 million of these costs should be written off as it was more likely than not that these costs would no longer be associated with the ongoing refinancing process. The remaining costs along with any future costs associated with any re-financing will be written-off over the term of a new agreement or will be written-off in total if it is determined that new capital will not be obtained.
Liquidity
Short-term
On February 5, 2008, our central distribution facility in Southaven, Mississippi sustained significant damage as a result of strong storms and tornadoes (the “Southaven Casualty Event”). During the storm, a significant portion of our automotive and light truck heat exchange inventory was also destroyed. While we had insurance covering damage to the facility and its contents, as well as any business interruption losses, up to $80 million, this incident has had a significant impact on our short term cash flow as our secured lenders would not give credit to the insurance proceeds in the Borrowing Base, as such term is defined in the Credit and Guaranty Agreement (the “Silver Point Agreement”) by and among the Company and certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto from time to time (collectively, “the Lenders”), Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, collateral agent and as lead arranger, and Wachovia Capital Finance Corporation (New England) (“Wachovia”), as borrowing base agent. Under the Silver Point Agreement, the damage to the inventory and fixed assets resulted in a significant reduction in the Borrowing Base because the Borrowing Base definition excludes the damaged assets without giving effect to the related insurance proceeds. In order to provide access to funds to rebuild and purchase inventory damaged by the Southaven Casualty Event, a Second Amendment of the Silver Point Agreement was signed on March 12, 2008. Pursuant to the Second Amendment, and upon the terms and subject to the conditions thereof, the Lenders agreed to temporarily increase the aggregate principal amount of Revolving B Commitments available from $25 million to $40 million. Pursuant to the Second Amendment, the Lenders agreed to permit us to borrow funds in excess of the available amounts under the Borrowing Base definition in an amount not to exceed $26 million. We were required to reduce this “Borrowing Base Overadvance Amount”, as defined in the Silver Point Agreement, to zero by May 31, 2008. The Borrowing Base Overadvance Amount of $26 million was reduced to $24.2 million in the Third Amendment of the Silver Point Agreement, which was signed on March 26, 2008. While the Borrowing Base Overadvance reduction was achieved by the May 31, 2008 date through a combination of operating results, working capital management and insurance proceeds, we continue to face significant liquidity constraints. As part of the insurance claim process, a $10.0 million preliminary advance was received during the first quarter of 2008, additional preliminary advances of $24.7 million during the second quarter of 2008 and $17.3 million during the third quarter of 2008, which were used to reduce obligations under the Silver Point Agreement. On July 30, 2008, a global settlement of $52.0 million was reached with our insurance company regarding all damage claims.
Of the $52.0 million insurance settlement amount, $25.8 million represents the estimated recovery on inventory damaged by the Southaven Casualty Event, $3.4 million represents the estimated recovery on damaged fixed assets and $22.8 million represents the business interruption reimbursement of margin on lost sales, incremental costs for travel, product procurement and reclamation, incremental customer costs and other items resulting from the tornado, incurred through December 31, 2008. The insurance recovery did not completely offset the impacts of lost sales and additional costs incurred by the Company during 2008. The Company was required by its lenders to make repayments of the term loan, maintain an availability block of between $2.5 million and $5.0 million, and pay fees and expenses from the insurance proceeds resulting in the loss of approximately $20.0 million of liquidity. As a portion of the insurance claim proceeds were used to meet these requirements under the Silver Point Agreement, instead of being used to fund the replacement of inventory destroyed by the tornadoes, we have been forced to extend vendor payables in an effort to maintain short-term cash flow. As a result of stretching vendor payables, delays in obtaining inventory required to maintain historic customer line fill levels have been encountered which have had an adverse impact on net sales and the results of operations during 2008 and the first quarter of 2009. These impacts on net sales, results of operations and cash flow are continuing in the second quarter of 2009 and will likely continue until the destroyed inventory is replenished and vendor payables reduced to normal payment terms which the Company anticipates will happen only in conjunction with a refinancing of the existing credit facility.
We are continuing to work toward raising debt and/or equity to reduce or possibly replace the current Silver Point Agreement and to provide additional working capital as the current Silver Point Agreement provides the Company with insufficient liquidity. The Company has, with the assistance of investment banking firms, run and continues to run, an extensive process to identify and consider all available options in an attempt to refinance its current credit agreement with the objective of providing the Company with adequate liquidity to continue to operate its business. While the Company has received a number of indications of interest as a result of this process; some of these proposals have not proven to be viable under today’s difficult financing conditions. All of the current remaining offers contemplate a going concern sale of the Company as part of its bankruptcy filing. While the Company would prefer a transaction outside of bankruptcy and continues to explore all other available options, it may have no other choice but to select one of these offers to preserve the business, enable it to continue to properly serve customers, improve fill rates and maximize enterprise value.
The violation of any covenant of the Silver Point Agreement would require the negotiation of a waiver to cure the default. If the default could not be successfully resolved with the Lenders, the entire amount of any indebtedness under the Silver Point Agreement at that time could become due and payable, at the Lenders’

discretion. This results in uncertainties concerning our ability to retire the debt. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern. As there can be no assurance that additional funds can be obtained from any proposed debt refinancing or that further Lender accommodations would be available, on acceptable terms or at all should there be covenant violations, the remaining balance of the term loan has been classified as short-term debt in the consolidated financial statements at March 31, 2009 and December 31, 2008.
Longer-term
The future liquidity and ordinary capital needs of the Company, excluding the impact of the Southaven Casualty Event, described above, and assuming a refinancing transaction can be completed, are expected to be met from a combination of cash flows from operations and borrowings. The Company’s working capital requirements peak during the first and second quarters, reflecting the normal seasonality in the Domestic segment. Changes in market conditions, the effects of which may not be offset by the Company’s actions in the short-term, could have an impact on the Company’s available liquidity and results of operations. While the Company has taken actions during 2007, 2008 and the first quarter of 2009 to improve its liquidity and to afford additional liquidity and flexibility for the Company to achieve its operating objectives, there can be no assurance it will be able to do so in the future. In addition, the Company’s future cash flow may be impacted by the discontinuance of currently utilized customer sponsored payment programs. The loss of one or more of the Company’s significant customers or changes in payment terms to one or more major suppliers could also have a further material adverse effect on the Company’s results of operations and future liquidity. The Company utilizes customer-sponsored programs administered by financial institutions in order to accelerate the collection of funds and offset the impact of extended customer payment terms. The Company intends to continue utilizing these programs as long as they are a cost effective tool to accelerate cash flow. If the Company were to implement major new growth initiatives, it would also have to seek additional sources of capital; however, no assurance can be given that the Company would be successful in securing such additional sources of capital.
Management’s initiatives over the last three years, including cost reduction programs and securing additional debt financing have been designed to improve operating results, enhance liquidity and to better position the Company for competition under current and future market conditions. However, as stated above, the Company in the future will be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions. The Company’s liquidity is dependent on implementing cost reductions and sustaining revenues to achieve consistent profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.
Critical Accounting Estimates
The critical accounting estimates utilized by the Company remain unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008 with no impact on the financial statements. Application of SFAS 157 to non-

financial assets and liabilities was deferred by the FASB until 2009. The adoption of SFAS 157 relating to non-financial assets and liabilities in 2009 did not have a material impact on the financial statements.
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
In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarified the presentation and accounting for noncontrolling interests, commonly known as minority interests, in the balance sheet and income statement. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. Adoption of SFAS 160 did not have any impact on the Company.
Forward-Looking Statements and Cautionary Factors
Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements relating to the future financial performance of the Company are subject to business conditions and growth in the general economy and automotive and truck business, the impact of competitive products and pricing, changes in customer product mix, failure to obtain new customers or retain old customers or changes in the financial stability of customers, changes in the cost of raw materials, components or finished products, the discretionary actions of its suppliers and lenders and changes in interest rates. Such statements are based upon the current beliefs and expectations of Proliance’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. When used herein the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions identify forward-looking statements. Factors that could cause Proliance’s results to differ materially from those described in the forward-looking statements can be found in the 2008 Annual Report on Form 10-K of Proliance and Proliance’s other subsequent filings with the SEC. The forward-looking statements contained in this filing are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has certain exposures to market risk related to changes in interest rates and foreign currency exchange rates, a concentration of credit risk primarily with trade accounts receivable and the price of commodities used in our manufacturing processes. There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than those associated with the Company’s liquidity issues, which are disclosed in this Form 10-Q for the quarter ended March 31, 2009.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PROLIANCE INTERNATIONAL, INC. (Registrant)
Date: May 6, 2009	By:	/s/ Charles E. Johnson
Charles E. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	By:	/s/ Arlen F. Henock
Arlen F. Henock
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)